Form 10-Q
period 2013-03-31
HF2 FINANCIAL MANAGEMENT INC.
filed 2013-05-15
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission file number: 001-35848

HF2 FINANCIAL MANAGEMENT INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1314400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

999 18th Street, Suite 3000
Denver, Colorado 80202
(Address of Principal Executive Offices and Zip Code)

(303) 893-2902
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 15, 2013, 23,592,150 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2012	March 31, 2013
		(unaudited)
ASSETS
Current assets
Cash	$98,990	$1,096,914
Prepaid expenses	—	139,332
Total current assets	98,990	1,236,246

Cash held in Trust Account	—	160,650,000
Deferred offering costs	324,237	—
Other non-current assets	—	56,774
Total assets	$423,227	$161,943,020

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering expenses (including amounts due to related parties of $35,891 at March 31, 2013)	$248,207	$178,280
Accrued operating expenses (including amounts due to related parties of $3,226 at March 31, 2013)	500	6,932
Accrued franchise taxes	—	45,000
Notes payable to stockholders	150,000	—
Total current liabilities	398,707	230,212
Deferred commissions	—	89,811
Total liabilities	398,707	320,023
Commitments and contingencies

Common Stock, subject to possible conversion, 0 and 14,333,618 shares at conversion value, respectively	—	150,502,989

Stockholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 4,255,000 shares issued and outstanding as of December 31, 2012 and 6,780,007 shares (excluding 14,333,618 shares subject to possible conversion) issued and outstanding as of March 31, 2013	425	678
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	24,575	11,196,117
Deficit accumulated during the development stage	(500)	(76,807)
Total Stockholders’ Equity	24,520	11,120,008
Total Liabilities and Stockholders’ Equity	$423,227	$161,943,020

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the period from January 1, 2013 to March 31, 2013	For the period from October 5, 2012 (Inception) to March 31, 2013
	(unaudited)
Operating Expenses
Professional fees	$21,040	$21,540
Franchise taxes	45,603	45,603
Insurance	3,226	3,226
Administrative expense	3,226	3,226
Other	3,212	3,212
Net loss	$(76,307)	$(76,807)
Weighted average number of shares outstanding	5,237,910	3,293,803
Net loss per share, basic and diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Issuance of Class B Common Stock to initial stockholder on December 3, 2012 at $0.000001 per share	—	$—	20,000,000	$20	$—	$—	$20
Issuance of Class A Common Stock to initial stockholders on December 5, 2012 at $0.005875 per share	4,255,000	425	—	—	24,575	—	25,000
Net loss for the period						(500)	(500)
Balance at December 31, 2012	4,255,000	425	20,000,000	20	24,575	(500)	24,520
Issuance of Class A Common Stock to initial stockholders on February 26, 2013 at $0.005875 per share	1,464,457	147	—	—	8,458	—	8,605
Repurchase of Class A Common Stock from initial stockholders on February 26, 2013 at $0.005875 per share	(1,320,707)	(132)	—	—	(7,628)	—	(7,760)
Issuance of Class A Common Stock to initial stockholders on March 27, 2013 at $10.00 per share, net of commissions paid	1,414,875	142	—	—	13,910,797	—	13,910,939
Issuance of Class A Common Stock to public stockholders on March 27, 2013 at $10.00 per share, net of underwriting discount and offering expenses	15,300,000	1,530	—	—	147,761,470	—	147,763,000
Proceeds subject to possible conversion of 14,333,618 shares		(1,434)	—	—	(150,501,555)	—	(150,502,989)
Net loss for the period						(76,307)	(76,307)
Balance at March 31, 2013	21,113,625	$678	20,000,000	$20	$11,196,117	$(76,807)	$11,120,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the period from January 1, 2013 to March 31, 2013	For the period from October 5, 2012 (Inception) to March 31, 2013
	(unaudited)
Cash flows from operating activities
Net loss	$(76,307)	$(76,807)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in accrued operating expenses	6,432	6,932
Increase in accrued franchise taxes	45,000	45,000
Increase in prepaid expenses	(139,332)	(139,332)
Increase in other non-current assets	(56,774)	(56,774)
Net cash used in operating activities	(220,981)	(220,981)

Cash flows from investing activities
Cash held in Trust Account	(160,650,000)	(160,650,000)
Net cash used in investing activities	(160,650,000)	(160,650,000)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	167,157,355	167,182,355
Cost of repurchases of Class A Common Stock	(7,760)	(7,760)
Proceeds from issuance of Class B Common Stock	—	20
Proceeds from notes payable	50,000	200,000
Repayment of notes payable	(200,000)	(200,000)
Payment of commissions	(148,000)	(148,000)
Payment of costs of public offering	(4,982,690)	(5,058,720)
Net cash provided by financing activities	161,868,905	161,967,895
Net increase in cash	$997,924	$1,096,914
Balance of cash at beginning of period	$98,990	$—
Balance of cash at end of period	$1,096,914	$1,096,914
Supplemental schedule of non-cash financing activities
Accrual of costs of public offering	$170,179	$178,280
Accrual of deferred commissions	$89,811	$89,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

Note 1 — Organization and Plan of Business Operations

HF2 Financial Management Inc. (formerly H2 Financial Management Inc.) (a company in the development stage) (the “Company”) is a Delaware corporation formed on October 5, 2012 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information refer to the financial statements and footnotes thereto included in the Company’s Form 8-K for the period from October 5, 2012 (inception) through through March 27, 2013, filed with Securities and Exchange Commission on April 2, 2013.

On February 13, 2013, the Company changed its name from H2 Financial Management Inc. to HF2 Financial Management Inc. to avoid any potential confusion with other entities using similar versions of the “H2” name in their respective businesses.

All activity from October 5, 2012 (inception) through March 31, 2013 relates to the Company’s formation, initial public offering (described below) and the identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” The Company is subject to all of the risks associated with development stage companies.

The registration statement for the Company’s initial public offering was declared effective on March 21, 2013. On March 27, 2013, the Company consummated its initial public offering (the “Public Offering”) through the sale of 15,300,000 shares (the “Public Shares”) of Class A common stock, par value $0.0001 per share (“Class A Common Stock”) at $10.00 per share and received proceeds, net of the underwriters’ discount and offering expenses, of $147,763,000. Simultaneously with the consummation of the Public Offering, the Company sold 1,414,875 shares of Class A Common Stock (the “Sponsors’ Shares”) to the Company’s initial stockholders (collectively, the “Sponsors”) at $10.00 per share in a private placement (the “Private Placement”) and raised $13,910,939, net of commissions. See Note 3 – Public Offering and Private Placement.

The Company also granted the underwriters a 45-day option to purchase up to an additional 2,295,000 Public Shares to cover over-allotments. See Note 7 – Subsequent Events.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. However, there is no assurance that the Company will be able to effect a Business Combination successfully. Upon the closing of the Public Offering, $160,650,000 (representing $10.50 per Public Share sold in the Public Offering), including the proceeds of the Private Placement, was deposited in a trust account (the “Trust Account”) and will be invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. The Company’s officers have agreed to be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its income, franchise and other tax obligations and to pay for its working capital requirements in connection with searching for a Business Combination.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

The Company’s shares are listed on the Nasdaq Capital Market (“Nasdaq”). Pursuant to the Nasdaq listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for its Business Combination, although the Company may acquire a target business whose fair market value significantly exceeds 80% of the Trust Account balance.

The Company will seek stockholder approval of any Business Combination at a meeting called for such purpose at which Public Stockholders (as defined below) may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable and interest income). The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding shares of the Company voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors will agree (1) to vote any of their respective Founders’ Shares (as defined below), Sponsors Shares and any Public Shares they acquired in the proposed public offering or may acquire in the aftermarket in favor of the Business Combination and (2) not to convert any of their respective Founders’ Shares and Sponsors Shares.

The Company’s amended and restated Certificate of Incorporation provides that the Company will continue in existence only until September 21, 2014 (or March 21, 2015 if the Company has executed a letter of intent, agreement in principle or a definitive agreement for a Business Combination before September 21, 2014 but the Business Combination has not been completed by September 21, 2014). If the Company has not completed a Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares held by the public stockholders of the Company (“Public Stockholders”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the Trust Account, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $10.50 per share, plus any pro rata interest earned on the Trust Account not previously released to the Company).

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

Note 2 — Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with major financial institutions.

Concentration of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Fair Value of Financial Instruments

The Company intends to carry its investments at fair value based on quoted market prices, a Level 1 input, which is defined by Accounting Standards Codification (ASC) “Fair Value Measurements and Disclosures” as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Net Loss per Share

Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company does not have any dilutive securities outstanding. As such, basic net loss per share equals dilutive loss per share for the period. Shares of the Company’s Class B Common Stock have no economic rights, other than the right to be redeemed at par value upon liquidation. As such shares of Class B Common Stock are not considered participating securities and therefore not included in the calculation of net loss per share.

Common Stock, Subject to Possible Conversion

The Company accounts for its shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company accounts for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes at December 31, 2012 and March 31, 2013 amounting to $190 and $29,194, respectively, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. The table below sets forth the Company’s deferred tax assets.

	December 31, 2012	March 31, 2013
Total deferred tax assets	$(190)	$(29,194)
Less: valuation allowance	190	29,194
Net deferred tax assets	$—	$—

The Company’s effective tax rate differs from the statutory rate primarily due to the increase in the Company’s valuation allowance. The table set forth below provides a reconciliation of the Company’s statutory tax rate to its effective tax rate.

	For the period from January 1, 2013 to March 31, 2013	For the period from October 5, 2012 (Inception) to March 31, 2013
Statutory federal tax rate	35.0%	35.0%
State tax, net of federal benefit	3.0%	3.0%
Increase in valuation allowance	(38.0)%	(38.0)%
Effective tax rate	0.0%	0.0%

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on October 5, 2012, the evaluation was performed for the tax year ended December 31, 2012, which is the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from October 5, 2012 (inception) through March 31, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

Note 3 — Public Offering and Private Placement

On March 27, 2013, the Company sold 15,300,000 shares of Class A Common Stock at an offering price of $10.00 per share generating gross proceeds of $153,000,000 in the Public Offering.

Simultaneously with the consummation of the Public Offering, the Company consummated the Private Placement with the sale of 1,414,875 Sponsors’ Shares to its initial stockholders at a price of $10.00 per share, generating total proceeds of $14,148,750. The Sponsors’ Shares are identical to the shares of Class A Common Stock sold in the Public Offering, except that the Sponsors have agreed to vote the Sponsors’ Shares in favor of any proposed Business Combination, and not to convert any Sponsors’ Shares in connection with a stockholder vote to approve a proposed Business Combination. In the event of a liquidation prior to a Business Combination, the Sponsors have agreed that the Sponsors’ Shares will not participate in liquidating distributions. Additionally, the Sponsors have agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of the Company’s initial Business Combination.

The Sponsors are entitled to registration rights with respect to the Founders’ Shares and the Sponsors’ Shares, EarlyBirdCapital, Inc. will be entitled to registration rights with respect to the Deferred Commission Shares (as defined below) and the Sponsors and the Company’s officers, directors and Advisory Board members will be entitled to registration rights with respect to any shares they may be issued in payment of working capital loans made to the Company, pursuant to a registration rights agreement. The holders of the majority of the Founders’ Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Sponsors’ Shares or shares issued in payment of working capital loans made to the Company or holders of Deferred Commission Shares are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Sponsors, the holders of shares issued in payment of working capital loans made to the Company and the holders of Deferred Commission Shares have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

The Company entered into an agreement with the underwriters of the Public Offering (“Underwriting Agreement”) after the registration statement for the Company’s initial public offering was declared effective on March 21, 2013. Pursuant to the Underwriting Agreement, the Company paid 2.9% of the gross proceeds of the Public Offering, or $4,437,000, as an underwriting discount.

The Company has also engaged EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P. as advisors and investment bankers in connection with a Business Combination, and will pay such firms an aggregate cash advisory fee of 4.0% of the gross proceeds of the Public Offering if the Company consummates a Business Combination.

The Company also paid EarlyBirdCapital, Inc. a commission of $148,000 upon the sale of the Sponsors’ Shares and has agreed to pay a deferred commission of $89,811 upon the closing of the Company’s initial Business Combination. At its option, the Company may pay the deferred commission in cash or in shares of the Company’s Class A Common Stock based on a price of $10.50 per share (“Deferred Commission Shares”).

The Company also granted the underwriters a 45 day option to purchase up to 2,295,000 shares to cover over-allotments. See Note 7 – Subsequent Events.

Note 4 — Notes Payable to Stockholders — Related Party

On November 30, 2012, the Company issued unsecured promissory notes in an aggregate principal amount of $150,000. On March 21, 2013, the Company issued an additional unsecured promissory note in the principal amount of $50,000. All of the notes were non-interest bearing and payable on the earliest to occur of (i) November 29, 2013, (ii) the consummation of the Public Offering or (iii) the date on which the Company determined not to proceed with the Public Offering. The notes were repaid immediately following the consummation of the Public Offering from the net proceeds of such Public Offering.

Note 5 — Commitments

The Company receives general and administrative services including office space, utilities and secretarial support from Berkshire Capital Securities LLC, an affiliate of the Company’s officers and Chairman. The Company has agreed to pay Berkshire Capital a monthly fee of $10,000 for such services beginning March 21, 2013, the effective date of the registration statement for the Public Offering. This arrangement will terminate upon completion of the Company’s Business Combination or the distribution of the Trust Account to the Public Stockholders.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

For the three months ended March 31, 2013, the Company incurred expenses of $3,226 related to this arrangement. The expense is reflected in the Condensed Statements of Operations as Administrative expense.

Note 6 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2013, there are no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 180,000,000 shares of Class A Common Stock with a par value of $0.0001 per share.

In connection with the organization of the Company, on December 5, 2012, a total of 4,255,000 shares of the Company’s Class A Common Stock were sold to certain of the Sponsors at a price of approximately $0.005875 per share for an aggregate of $25,000 (the “Founders’ Shares”). On February 26, 2013, the Company repurchased 1,320,707 Founders’ Shares from certain of the Sponsors at the original sale price of approximately $0.005875 per share for an aggregate of $7,760. On the same date, the Company also sold 1,464,457 Founders’ Shares to certain existing and new Sponsors at the same price of approximately $0.005875 per share for an aggregate of $8,605.

The Founders’ Shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Such shares will be released from escrow on the first anniversary of the closing date of the Business Combination. Subject to certain limited expectations, these shares will not be transferable during the escrow period.

As of March 31, 2013, 6,780,007 shares of Class A Common Stock were issued and outstanding, excluding 14,333,618 shares of Class A Common Stock subject to possible conversion.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.000001 per share.

In connection with the organization of the Company, on December 3, 2012, a total of 20,000,000 shares of the Company’s Class B Common Stock were sold to R. Bruce Cameron, the Company’s Chairman, at a price of approximately $0.000001 per share for an aggregate of $20. Shares of Class B Common Stock are entitled to ten votes per share and vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of the Company’s common stock for a vote. Shares of Class B Common Stock have no economic rights (other than the right to be redeemed at par value upon liquidation). Prior to the Company’s Business Combination and in connection with any vote on the Business Combination, the shares of Class B Common Stock will be voted on all matters presented to holders of the Company’s common stock for a vote in proportion to the vote of the holders of the Class A Common Stock. As a result, prior to the consummation of the Business Combination, holders of a majority of the shares of Class A Common Stock will control the vote on any matter submitted to stockholders for a vote. If the shares of Class B Common Stock remain outstanding following the consummation of the Business Combination, the holders of the Class B Common Stock will be entitled to vote the shares of Class B Common Stock in their own discretion.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

Note 7 — Subsequent Events

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to an additional 2,295,000 Public Shares to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 Public Shares. The Company closed the sale of the Public Shares pursuant to the exercise of the over-allotment option on April 1, 2013 and received proceeds, net of the underwriters’ discount, of $22,284,450. Simultaneously with the closing of the sale of the Public Shares pursuant to the exercise of the over-allotment option, the Company raised an additional $1,813,050, net of commissions, through the sale of an additional 183,525 Sponsors’ Shares to the Sponsors in a private placement to maintain in the Trust Account an amount equal to $10.50 per Public Share sold. The Company deposited all of the net proceeds of these sales, or $24,097,500, in the Trust Account.

The Company also paid EarlyBirdCapital, Inc. a commission of $22,200 upon the sale of the Sponsors’ Shares in connection with the consummation of the over-allotment option and has agreed to pay a deferred commission of $11,649 upon the closing of the Company’s initial Business Combination. At its option, the Company may pay the deferred commission in cash or in shares of the Company’s Class A Common Stock based on a price of $10.50 per share.

Item 2. Management’s Discussion and Analysis.

The following discussion should be read in conjunction with our condensed financial statements and related notes thereto contained in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to HF2 Financial Management Inc., except where the context requires otherwise.

Overview

We are a blank check company in the development stage, formed in October 2012, whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. We do not have any specific initial business transaction under consideration, but we are actively searching for a target business. If we are unable to consummate our initial business combination on or before September 21, 2014 (or March 21, 2015 if we have executed a letter of intent, agreement in principle or a definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014), we will redeem 100% of the shares sold in our initial public offering (as described below) for a pro rata portion of the trust account described below.

We presently have no revenue, have had losses since inception from formation costs and operating costs and have no other operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our directors and initial stockholders to fund our operations.

The registration statement for our initial public offering was declared effective on March 21, 2013. On March 27, 2013, we consummated our initial public offering through the sale of 15,300,000 shares of Class A common stock (which we refer to as the public shares) at $10.00 per share and received proceeds, net of the underwriters’ discount and offering expenses, of $147,763,000. Simultaneously with the consummation of our initial public offering, we sold 1,414,875 shares of Class A common stock (which we refer to as the sponsors’ shares) to certain of our initial stockholders (who we refer to as our sponsors) at $10.00 per share in a private placement and raised $13,910,939, net of commissions.

Upon the closing of our initial public offering, $160,650,000 (representing $10.50 per public share sold in our initial public offering), including the proceeds of the private placement of the sponsors’ shares, was deposited in a trust account, which we refer to as the trust account, and will be invested in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions.

In connection with our initial public offering, we granted the underwriters in the offering a 45-day option to purchase up to an additional 2,295,000 shares of Class A common stock (which we also refer to as public shares) to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 public shares. We closed the sale of the public shares pursuant to the exercise of the over-allotment option on April 1, 2013 and received proceeds, net of the underwriters’ discount, of $22,284,450. Simultaneously with the closing of the sale of the public shares pursuant to the exercise of the over-allotment option, we raised an additional $1,813,050, net of commissions, through the sale of an additional 183,525 sponsors’ shares to the sponsors in a private placement to maintain in the trust account an amount equal to $10.50 per public share sold. We deposited all of the net proceeds of these sales, or $24,097,500, in the trust account. As of April 1, 2013, we had deposited a total of $184,747,500 in the trust account, or $10.50 per public share.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the private placement of the sponsors’ shares, although substantially all of the net proceeds are intended to be applied generally toward consummating our initial business combination. However, there is no assurance that we will be able to effect our initial business combination successfully.

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our initial public offering on March 27, 2013 was in preparation for that event. Subsequent to our initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues unless and until we consummate our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), and in connection with our evaluation of and due diligence on business combination candidates.

We incurred net losses of $76,307 for the three months ended March 31, 2013, and we incurred total net losses of $76,807 for the period from October 5, 2012 (inception) through March 31, 2013. Costs incurred for the three months ended March 31, 2013 and for the period from October 5, 2012 (inception) through March 31, 2013 consist primarily of audit fees, Delaware franchise taxes, D&O insurance and NASDAQ listing fees. During the three months ended March 31, 2013 and for the period from October 5, 2012 (inception) through March 31, 2013, we also incurred $3,226 of administrative expense payable to Berkshire Capital Securities LLC, an affiliate of our officers and Chairman. Until we enter into our initial business combination, we will not have revenues.

Liquidity and Capital Resources

As of March 31, 2013, we had $1,096,914 of cash on hand and $160,650,000 of cash in the trust account. Funds held in the trust account will be not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the trust account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the trust account may be used for our working capital requirements.

We raised gross proceeds from our initial public offering of $153,000,000. After deducting $4,437,000 in underwriting discounts, we received net proceeds from our initial public offering of $148,563,000. We raised gross proceeds from the private placement of sponsors’ shares of $14,148,750. After deducting $148,000 in underwriting commissions, we received net proceeds from the private placement of sponsors’ shares of $14,000,750. We also incurred an additional $800,000 of expenses related to our initial public offering and the private placement. From the total net proceeds of our initial public offering and the private placement of $161,763,750, we deposited $160,650,000 in the Trust Account and we retained the remaining $1,113,750.

In connection with our initial public offering, we granted the underwriters a 45-day option to purchase up to an additional 2,295,000 public shares to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 public shares. We closed the sale of the public shares pursuant to the over-allotment option on April 1, 2013 and received proceeds, net of the underwriters’ discount, of $22,284,450. Simultaneously with the closing of the sale of the public shares pursuant to the exercise of the over-allotment option, we raised an additional $1,813,050, net of commissions, through the sale of an additional 183,525 sponsors’ shares to the sponsors in a private placement to maintain in the trust account an amount equal to $10.50 per public share sold. We deposited all of the net proceeds of these sales, or $24,097,500, in the trust account. As of April 1, 2013, we had deposited a total of $184,747,500 in the trust account, or $10.50 per public share.

We intend to use substantially all of the net proceeds of our initial public offering and the private placement of the sponsors’ shares, including the funds held in the trust account, to acquire a target business and to pay our expenses relating thereto, including a fee payable to EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P. equal to 4% of the gross proceeds of our initial public offering upon consummation of our initial business combination for acting as our investment bankers on a non-exclusive basis to assist us in structuring and negotiating our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finder’s fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe our funds not held in the trust account, plus the interest earned on the trust account balance (net of taxes payable) that will be released to us to fund our working capital requirements which we anticipate will be approximately $320,000, will be sufficient to allow us to operate until March 21, 2015, assuming that our initial business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices or other locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•	$400,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;

•	$200,000 of expenses for the due diligence and investigation of a target business by our officers, directors, Advisory Board members and sponsors;

•	$150,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;

•	$240,000 for the payment of the administrative fee to Berkshire Capital Securities LLC (of $10,000 per month for up to 24 months); and

•	$443,750 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. In the current economic environment, it has become especially difficult to obtain acquisition financing. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The net proceeds of our initial public offering and the private placement of the sponsors’ shares deposited in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2013 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II −OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In December 2012, we issued an aggregate of 4,255,000 shares of Class A Common Stock for $25,000 in cash, at a purchase price of approximately $0.005875 per share (which we refer to as founders’ shares), to Bulldog Investors, White Sand Investor Group, L.P., Broad Hollow Investors LLC, Healey Associates LLC, Healey Family Foundation, Randall S. Yanker, Burke Family Trust, Parsifal Partners B, L.P., PanMar Capital llc, Sally H. Foote (trustee of the Foote Family Trust) and R. Bradley Forth. In February 2013, we repurchased an aggregate of 1,320,707 founders’ shares for $7,759 in cash, at a purchase price of $0.005875 per share from these sponsors. In addition, in February 2013, we issued an aggregate of 1,464,457 founders’ shares for $8,604 in cash, at a purchase price of approximately $0.005875 per share, to Broad Hollow Investors LLC, Robert H. Zerbst, Joseph C. Canavan, NAR Special Global, LLC, Thomas Maheras, Daniel T. Smythe, Ramnarain Jaigobind, Jeffrey J. Hodgman, Paul D. Schaeffer, Dickinson Investments LLC and SC-NGU LLC.

On March 27, 2013, we consummated our initial public offering. Simultaneously with the consummation of our initial public offering, we sold 1,414,875 sponsors’ shares to the sponsors at $10.00 per share in a private placement.

In connection with our initial public offering, we granted the underwriters in the offering a 45-day option to purchase up to an additional 2,295,000 public shares to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 public shares. We closed the sale of the public shares pursuant to the exercise of the over-allotment option on April 1, 2013. Simultaneously with the closing of the sale of the public shares pursuant to the exercise of the over-allotment option, we sold an additional 183,525 sponsors’ shares to the sponsors in a private placement to maintain in the trust account an amount equal to $10.50 per public share sold.

Following the consummation of the transactions described above, our sponsors owned the number of founders’ shares and sponsors’ shares set forth below.

Sponsor Name	Director, Officer or Advisory Board member affiliated with Sponsor	Number of Founders’ Shares	Number of Sponsors’ Shares	Total Shares
Bulldog Investors	N/A	112,970	112,970	225,940
White Sand Investor Group, LP	N/A	30,000	30,000	60,000
Broad Hollow Investors LLC	R. Bruce Cameron, Director and Officer	570,897	171,875	742,772
Healey Associates LLC	Thomas J. Healey and John C. Hagerty, Advisory Board members	352,149	149,790	501,939
Healey Family Foundation	Thomas J. Healey and John C. Hagerty, Advisory Board members	352,149	149,790	501,939
Burke Family Trust	T. Robert Burke, Advisory Board member	352,643	150,000	502,643
Parsifal Partners B, LP	Kenneth L. Rilander, Advisory Board member	293,869	125,000	418,869
PanMar Capital llc	Oscar J. Junquera, Director	58,774	25,000	83,774
Robert H. Zerbst	Robert H. Zerbst, Director	23,510	10,000	33,510
Joseph C. Canavan	Joseph C. Canavan, Director	70,529	30,000	100,529
Foote Family Trust	Sally H. Foote, sister of Richard S. Foote, Director and Officer	466,504	-	466,504
R. Bradley Forth	R. Bradley Forth, Officer	266,923	-	266,923
NAR Special Global, LLC	N/A	796,973	339,000	1,135,973
Thomas Maheras	N/A	132,829	56,500	189,329
Daniel T. Smythe	N/A	106,263	45,200	151,463
Ramnarain Jaigobind	N/A	66,414	28,250	94,664
Jeffrey J. Hodgman	N/A	26,566	11,300	37,866
Paul D. Schaeffer	N/A	26,566	11,300	37,866
Dickinson Investments LLC	N/A	13,283	5,650	18,933
SC-NGU LLC	N/A	13,283	5,650	18,933
Randall S. Yanker	Randall S. Yanker, Advisory Board member	265,656	113,000	378,656
Broad Hollow LLC	R. Bruce Cameron, Director and Officer	-	28,125	28,125

All such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold in offerings not involving any public offering.

In December 2012, R. Bruce Cameron, our Chairman, purchased an aggregate of 20,000,000 shares of Class B Common Stock for an aggregate purchase price of $20, or $0.000001 per share, which is the per share par value, and subsequently contributed the shares of Class B Common Stock to the HF2 Class B Trust. These shares were issued to Mr. Cameron in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold in an offering not involving a public offering.

For a description of the use of the proceeds generated from our initial public offering and the private placement of the sponsors’ shares, see Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF2 FINANCIAL MANAGEMENT INC.

By:	/s/ Richard S. Foote
Richard S. Foote
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ R. Bradley Forth
R. Bradley Forth
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

