Form 10-Q
period 2013-06-30
HF2 FINANCIAL MANAGEMENT INC.
filed 2013-08-14
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 14, 2013, 23,592,150 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2012	June 30, 2013
		(unaudited)
ASSETS
Current assets
Cash	$98,990	$979,462
Prepaid expenses	—	153,222
Total current assets	98,990	1,132,684

Cash and investments held in Trust Account	—	184,804,884
Deferred offering costs	324,237	—
Other non-current assets	—	26,774
Total assets	$423,227	$185,964,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering expenses (including amounts due to related parties of $34,686 at June 30, 2013)	$248,207	$158,578
Accrued operating expenses (including amounts due to related parties of $34,065 at June 30, 2013)	500	51,362
Accrued franchise taxes	—	90,000
Notes payable to stockholders	150,000	—
Total current liabilities	398,707	299,940
Deferred commissions	—	101,460
Total liabilities	398,707	401,400
Commitments and contingencies

Common Stock, subject to possible conversion, 0 and 16,526,184 shares at conversion value, respectively	—	173,524,932

Stockholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 4,255,000 shares issued and outstanding as of December 31, 2012 and 7,065,966 shares (excluding 16,526,184 shares subject to possible conversion) issued and outstanding as of June 30, 2013	425	707
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	24,575	12,259,996
Deficit accumulated during the development stage	(500)	(222,713)
Total Stockholders’ Equity	24,520	12,038,010
Total Liabilities and Stockholders’ Equity	$423,227	$185,964,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2013	For the six months ended June 30, 2013	For the period from October 5, 2012 (Inception) to June 30, 2013

Operating Expenses
Professional fees	$44,161	$65,201	$65,701
Franchise taxes	45,000	90,603	90,603
Insurance	30,000	33,226	33,226
Administrative expense	30,000	33,226	33,226
Travel and entertainment	29,413	29,413	29,413
Other	24,716	27,928	27,928
Loss from operations	(203,290)	(279,597)	(280,097)

Interest income	57,384	57,384	57,384

Net loss	$(145,906)	$(222,213)	$(222,713)
Weighted average number of shares outstanding	23,592,150	14,465,732	10,160,530
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Issuance of Class B Common Stock to initial stockholder on December 3, 2012 at $0.000001 per share	—	$—	20,000,000	$20	$—	$—	$20
Issuance of Class A Common Stock to initial stockholders on December 5, 2012 at $0.005875 per share	4,255,000	425	—	—	24,575	—	25,000
Net loss for the period						(500)	(500)
Balance at December 31, 2012	4,255,000	425	20,000,000	20	24,575	(500)	24,520
Issuance of Class A Common Stock to initial stockholders on February 26, 2013 at $0.005875 per share	1,464,457	147	—	—	8,458	—	8,605
Repurchase of Class A Common Stock from initial stockholders on February 26, 2013 at $0.005875 per share	(1,320,707)	(132)	—	—	(7,628)	—	(7,760)
Issuance of Class A Common Stock to initial stockholders on March 27, 2013 at $10.00 per share, net of commissions	1,414,875	142	—	—	13,910,797	—	13,910,939
Issuance of Class A Common Stock to public stockholders on March 27, 2013 at $10.00 per share, net of underwriting discount and offering expenses	15,300,000	1,530	—	—	147,761,470	—	147,763,000
Issuance of Class A Common Stock to initial stockholders on April 1, 2013 at $10.00 per share, net of commissions	183,525	19	—	—	1,801,382	—	1,801,401
Issuance of Class A Common Stock to public stockholders on April 1, 2013 at $10.00 per share, net of underwriting discount	2,295,000	230	—	—	22,284,220	—	22,284,450
Proceeds subject to possible conversion of 16,526,184 shares		(1,654)	—	—	(173,523,278)	—	(173,524,932)
Net loss for the period						(222,213)	(222,213)
Balance at June 30, 2013	23,592,150	$707	20,000,000	$20	$12,259,996	$(222,713)	$12,038,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended June 30, 2013	For the six months ended June 30, 2013	For the period from October 5, 2012 (Inception) to June 30, 2013

Cash flows from operating activities
Net loss	$(145,906)	$(222,213)	$(222,713)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) in prepaid expenses	(13,890)	(153,222)	(153,222)
(Increase) in fair value of Trust Account	(57,384)	(57,384)	(57,384)
(Increase) / decrease in other non-current assets	30,000	(26,774)	(26,774)
Increase in accrued operating expenses	44,430	50,862	51,362
Increase in accrued franchise taxes	45,000	90,000	90,000
Net cash used in operating activities	(97,750)	(318,731)	(318,731)

Cash flows from investing activities
Cash deposited in Trust Account	(24,097,500)	(184,747,500)	(184,747,500)
Net cash used in investing activities	(24,097,500)	(184,747,500)	(184,747,500)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	24,785,250	191,942,605	191,967,605
Cost of repurchases of Class A Common Stock	—	(7,760)	(7,760)
Proceeds from issuance of Class B Common Stock	—	—	20
Proceeds from notes payable	—	50,000	200,000
Repayment of notes payable	—	(200,000)	(200,000)
Payment of commissions	(22,200)	(170,200)	(170,200)
Payment of costs of public offering	(685,252)	(5,667,942)	(5,743,972)
Net cash provided by financing activities	24,077,798	185,946,703	186,045,693
Net increase / (decrease) in cash	$(117,452)	$880,472	$979,462
Balance of cash at beginning of period	$1,096,914	$98,990	$—
Balance of cash at end of period	$979,462	$979,462	$979,462
Supplemental schedule of non-cash financing activities
Accrual of costs of public offering	$—	$151,682	$159,181
Accrual of deferred commissions	$11,649	$101,460	$101,460

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the financial statements and footnotes thereto for the period from October 5, 2012 (inception) through March 27, 2013 included in the Company’s Form 8-K, filed with Securities and Exchange Commission on April 2, 2013.

On February 13, 2013, the Company changed its name from H2 Financial Management Inc. to HF2 Financial Management Inc. to avoid any potential confusion with other entities using similar versions of the “H2” name in their respective businesses.

All activity from October 5, 2012 (inception) through June 30, 2013 relates to the Company’s formation, initial public offering (described below) and the identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to an additional 2,295,000 Public Shares to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 Public Shares. The Company closed the sale of the Public Shares pursuant to the exercise of the over-allotment option on April 1, 2013 and received proceeds, net of the underwriters’ discount, of $22,284,450. Simultaneously with the closing of the sale of the Public Shares pursuant to the exercise of the over-allotment option, the Company raised an additional $1,801,401, net of commissions, through the sale of an additional 183,525 Sponsors’ Shares to the Sponsors in a private placement to maintain in the Trust Account an amount equal to $10.50 per Public Share sold. See Note 3 – Public Offering and Private Placement.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. However, there is no assurance that the Company will be able to effect a Business Combination successfully. Upon the closing of the Public Offering, including the over-allotment option, $184,747,500 (representing $10.50 per Public Share sold in the Public Offering), including the proceeds of the Private Placements, was deposited in a trust account (the “Trust Account”). Substantially all of the proceeds held in the Trust Account have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less and/or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Two of the Company’s officers and its Chairman have agreed to be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its income, franchise and other tax obligations and to pay for its working capital requirements in connection with searching for a Business Combination.

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

The Company will seek stockholder approval of any Business Combination at a meeting called for such purpose at which Public Stockholders (as defined below) may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable and interest income). The Company will proceed with a Business Combination only if it has net tangible assets of at least $5,000,001 upon consummation of the Business Combination and a majority of the outstanding shares of the Company voted are voted in favor of the Business Combination. Notwithstanding the foregoing, a Public Stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) will be restricted from seeking conversion rights with respect to 20% or more of the Public Shares without the Company’s prior written consent. In order to determine whether a stockholder is acting in concert or as a group with another stockholder, each Public Stockholder seeking to exercise conversion rights will be required to certify whether such stockholder is acting in concert or as a group with any other stockholder. These certifications, together with any other information relating to stock ownership available at that time, will be the sole basis on which the above-referenced determination is made. If it is determined that a stockholder is acting in concert or as a group with any other stockholder, the stockholder will be notified of the determination and will be offered an opportunity to dispute the finding. The final determination as to whether a stockholder is acting in concert or as a group with any other stockholder will ultimately be made in good faith by the Company’s board of directors. In connection with any stockholder vote required to approve any Business Combination, the Sponsors have agreed (1) to vote any of their respective Founders’ Shares (as defined below), Sponsors Shares and any Public Shares they acquired in the proposed public offering or may acquire in the aftermarket in favor of the Business Combination and (2) not to convert any of their respective Founders’ Shares and Sponsors Shares.

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

Fair Value of Financial Instruments

The Company carries its investments at fair value based on quoted market prices, a Level 1 input, which is defined by Accounting Standards Codification (ASC) “Fair Value Measurements and Disclosures” as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

The Company’s investments in U.S. treasury bills are considered trading securities. The increase in fair value subsequent to the purchase of these securities, amounting to $57,384, is recorded as interest income in the accompanying unaudited condensed statements of operations.

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

Common Stock, Subject to Possible Conversion

The Company accounts for its shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes at December 31, 2012 and June 30, 2013 amounting to $190 and $84,652, respectively, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. The table below sets forth the Company’s deferred tax assets.

	December 31, 2012	June 30, 2013
Total deferred tax assets	$(190)	$(84,652)
Less: valuation allowance	190	84,652
Net deferred tax assets	$—	$—

The Company’s effective tax rate differs from the statutory rate primarily due to the increase in the Company’s valuation allowance. The table set forth below provides a reconciliation of the Company’s statutory tax rate to its effective tax rate.

	For the three months ended June 30, 2013	For the six months ended June 30, 2013	For the period from October 5, 2012 (Inception) to June 30, 2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.0%	3.0%	3.0%
Increase in valuation allowance	(38.0)%	(38.0)%	(38.0)%
Effective tax rate	0.0%	0.0%	0.0%

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from October 5, 2012 (inception) through June 30, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

In connection with the Public Offering, the Company granted the underwriters a 45-day option to purchase up to an additional 2,295,000 Public Shares to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 Public Shares. The Company closed the sale of the Public Shares pursuant to the exercise of the over-allotment option on April 1, 2013 generating gross proceeds of $22,950,000 at an offering price of $10.00 per share. Simultaneously with the closing of the sale of the Public Shares pursuant to the exercise of the over-allotment option, the Company raised an additional $1,835,250 of gross proceeds through the sale of an additional 183,525 Sponsors’ Shares to its initial stockholders at a price of $10.00 per share in a private placement.

Upon the closing of the Public Offering, including the over-allotment option, $184,747,500 (representing $10.50 per Public Share sold in the Public Offering), including the proceeds of the Private Placements, was deposited in the Trust Account.

The Company entered into an agreement with the underwriters of the Public Offering (“Underwriting Agreement”) after the registration statement for the Company’s initial public offering was declared effective on March 21, 2013. Pursuant to the Underwriting Agreement, the Company paid 2.9% of the gross proceeds of the Public Offering, including the over-allotment option, or $5,102,550, as an underwriting discount.

The Company also paid EarlyBirdCapital, Inc. commissions of $170,200 upon the sales of the Sponsors’ Shares and has agreed to pay deferred commissions of $101,460 upon the closing of the Company’s initial Business Combination. At its option, the Company may pay the deferred commissions in cash or in shares of the Company’s Class A Common Stock based on a price of $10.50 per share (“Deferred Commission Shares”).

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

The Sponsors are entitled to registration rights with respect to the Founders’ Shares and the Sponsors’ Shares, EarlyBirdCapital, Inc. will be entitled to registration rights with respect to the Deferred Commission Shares and the Sponsors and the Company’s officers, directors and Advisory Board members will be entitled to registration rights with respect to any shares they may be issued in payment of working capital loans made to the Company, pursuant to a registration rights agreement. The holders of the majority of the Founders’ Shares are entitled to demand that the Company register these shares at any time commencing three months prior to the first anniversary of the consummation of a Business Combination. The holders of the Sponsors’ Shares or shares issued in payment of working capital loans made to the Company or holders of Deferred Commission Shares are entitled to demand that the Company register these securities at any time after the Company consummates a Business Combination. In addition, the Sponsors, the holders of shares issued in payment of working capital loans made to the Company and the holders of Deferred Commission Shares have certain “piggyback” registration rights on registration statements filed after the Company’s consummation of a Business Combination.

Note 4 — Trust Account

Upon the closing of the Public Offering, including the over-allotment option, $184,747,500 (representing $10.50 per Public Share sold in the Public Offering), including the proceeds of the Private Placements, was deposited in the Trust Account. Substantially all of the proceeds held in the Trust Account have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less and/or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time.

As of June 30, 2013, cash and investment securities held in the Trust Account consisted of the following:

	Maturity	Fair Value
U.S. Treasury Bill	July 25, 2013	$92,394,076
U.S. Treasury Bill	October 3, 2013	92,408,910
Cash and cash equivalents	NA	1,898
Total		$184,804,884

Note 5 — Notes Payable to Stockholders — Related Party

On November 30, 2012, the Company issued unsecured promissory notes to some of its initial stockholders in an aggregate principal amount of $150,000. On March 21, 2013, the Company issued an additional unsecured promissory note to one of its initial stockholders in the principal amount of $50,000. All of the notes were non-interest bearing and payable on the earliest to occur of (i) November 29, 2013, (ii) the consummation of the Public Offering or (iii) the date on which the Company determined not to proceed with the Public Offering. The notes were repaid immediately following the consummation of the Public Offering from the net proceeds of such Public Offering.

Note 6 — Commitments

The Company receives general and administrative services including office space, utilities and secretarial support from Berkshire Capital Securities LLC, an affiliate of two of the Company’s officers and its Chairman. The Company has agreed to pay Berkshire Capital a monthly fee of $10,000 for such services beginning March 21, 2013, the effective date of the registration statement for the Public Offering. This arrangement will terminate upon completion of the Company’s Business Combination or the distribution of the Trust Account to the Public Stockholders.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

For the three and six months ended June 30, 2013, the Company incurred expenses of $30,000 and $33,226, respectively, related to this arrangement. The expense is reflected in the Unaudited Condensed Statements of Operations as Administrative expense.

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of June 30, 2013, there are no shares of preferred stock issued or outstanding.

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

The Founders’ Shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Such shares will be released from escrow on the first anniversary of the closing date of the Business Combination. Subject to certain limited exceptions, these shares will not be transferable during the escrow period.

As of June 30, 2013, 7,065,966 shares of Class A Common Stock were issued and outstanding, excluding 16,526,184 shares of Class A Common Stock subject to possible conversion.

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

Overview

We are a blank check company in the development stage, formed in October 2012, whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. We are actively searching for a target business for our initial business combination. If we are unable to consummate our initial business combination on or before September 21, 2014 (or March 21, 2015 if we have executed a letter of intent, agreement in principle or a definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014), we will redeem 100% of the shares sold in our initial public offering (as described below) for a pro rata portion of the trust account described below.

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

In connection with our initial public offering, we granted the underwriters in the offering a 45-day option to purchase up to an additional 2,295,000 shares of Class A common stock (which we also refer to as public shares) to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 public shares. We closed the sale of the public shares pursuant to the exercise of the over-allotment option on April 1, 2013 and received proceeds, net of the underwriters’ discount, of $22,284,450. Simultaneously with the closing of the sale of the public shares pursuant to the exercise of the over-allotment option, we raised an additional $1,801,401, net of commissions, through the sale of an additional 183,525 sponsors’ shares to the sponsors in a private placement to maintain in the trust account an amount equal to $10.50 per public share sold.

Upon the closing of our initial public offering and the over-allotment option, $184,747,500 (representing $10.50 per public share sold in our initial public offering, including the over-allotment option), including the proceeds of the private placements of the sponsors’ shares, was deposited in a trust account, which we refer to as the trust account. The proceeds held in the trust account have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less and/or in money market funds meeting certain conditions.

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

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our initial public offering on March 27, 2013 was in preparation for that event. Subsequent to our initial public offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues unless and until we consummate our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on treasury securities. Since our initial public offering, we have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), and in connection with our evaluation of and due diligence on business combination candidates.

We incurred net losses of $145,906 for the three months ended June 30, 2013, $222,213 for the six months ended June 30, 2013 and $222,713 for the period from October 5, 2012 (inception) through June 30, 2013. During the three months ended June 30, 2013, we earned $57,384 of interest income on the cash and cash equivalents held in our trust account. Costs incurred for the three and six month periods ended June 30, 2013 and for the period from October 5, 2012 (inception) through June 30, 2013 consist primarily of legal and audit fees, Delaware franchise taxes, D&O insurance, administrative expense and travel and entertainment expenses. During the three and six month periods ended June 30, 2013 and for the period from October 5, 2012 (inception) through June 30, 2013, we incurred $30,000, $33,226 and $33,226, respectively, of administrative expense payable to Berkshire Capital Securities LLC, an affiliate of two of our officers and our Chairman. Until we enter into our initial business combination, we will not have revenues.

Liquidity and Capital Resources

As of June 30, 2013, we had $979,462 of cash on hand and $184,804,884 of cash and short term U.S. treasury securities in the trust account. Funds held in the trust account will be not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the trust account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the trust account may be used for our working capital requirements.

We raised gross proceeds from our initial public offering of $153,000,000. After deducting $4,437,000 for the underwriting discount and an additional $800,000 of expenses related to our initial public offering, we received net proceeds from our initial public offering of $147,763,000. Simultaneously with the consummation of our initial public offering, we raised gross proceeds of $14,148,750 through a private placement of sponsors’ shares. After deducting $237,811 in underwriting commissions, including $148,000 paid in cash at the closing of the private placement and $89,811 deferred until, and payable upon, the closing of our initial business combination, we received net proceeds from the private placement of sponsors’ shares of $13,910,939. From the proceeds of our initial public offering and the private placement, we deposited $160,650,000 in the trust account, and we retained the remaining $1,113,750.

In connection with our initial public offering, we granted the underwriters a 45-day option to purchase up to an additional 2,295,000 public shares to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 public shares. We closed the sale of the public shares pursuant to the over-allotment option on April 1, 2013 and raised gross proceeds of $22,950,000. After deducting $665,550 for the underwriting discount, we received net proceeds of $22,284,450. Simultaneously with the closing of the sale of the public shares pursuant to the exercise of the over-allotment option, we raised an additional $1,835,250 of gross proceeds through the sale of an additional 183,525 sponsors’ shares to the sponsors in a second private placement. After deducting $33,849 in underwriting commissions, including $22,200 paid in cash at the closing of the private placement and $11,649 deferred until, and payable upon, the closing of our initial business combination, we received net proceeds from the private placement of sponsors’ shares of $1,801,401. Following these sales, we deposited an additional $24,097,500 in the trust account. As of April 1, 2013, we had deposited a total of $184,747,500 in the trust account, or $10.50 per public share.

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

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to us from the trust account is less than we expect as a result of the current interest rate environment, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. We may not be able to obtain acquisition financing. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

As of April 1, 2013 and following the consummation of the transactions described above, our sponsors owned the number of founders’ shares and sponsors’ shares set forth below.

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

Date: August 14, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

