Form 10-Q
period 2013-09-30
HF2 FINANCIAL MANAGEMENT INC.
filed 2013-11-14
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

(303) 498 – 9737
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

As of November 14, 2013, 23,592,150 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

HF2 Financial Management Inc.
(A Company in the Development Stage)

UNAUDITED CONDENSED BALANCE SHEETS

	December 31, 2012	September 30, 2013
		(unaudited)
ASSETS
Current assets
Cash	$98,990	$684,313
Prepaid expenses	—	135,340
Total current assets	98,990	819,653

Cash and investments held in Trust Account	—	184,843,547
Deferred offering costs	324,237	—
Other non-current assets	—	—
Total assets	$423,227	$185,663,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering expenses	$248,207	$—
Accrued operating expenses (including amounts due to related parties of $9,903 at September 30, 2013)	500	16,903
Accrued franchise taxes	—	135,000
Notes payable to stockholders	150,000	—
Total current liabilities	398,707	151,903
Deferred commissions	—	101,460
Total liabilities	398,707	253,363
Commitments and contingencies

Common Stock, subject to possible conversion, 0 and 16,511,603 shares at conversion value, respectively	—	173,371,832

Stockholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 4,255,000 shares issued and outstanding as of December 31, 2012 and 7,080,547 shares (excluding 16,511,603 shares subject to possible conversion) issued and outstanding as of September 30, 2013	425	708
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	24,575	12,413,095
Deficit accumulated during the development stage	(500)	(375,818)
Total Stockholders’ Equity	24,520	12,038,005
Total Liabilities and Stockholders’ Equity	$423,227	$185,663,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.
(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013	For the period from October 5, 2012 (Inception) to September 30, 2013
Operating Expenses
Professional fees	$49,623	$114,824	$115,324
Franchise taxes	45,000	135,603	135,603
Insurance	30,000	63,226	63,226
Administrative expense	30,000	63,226	63,226
Travel and entertainment	6,102	35,515	35,515
Other	31,043	58,971	58,971
Loss from operations	(191,768)	(471,365)	(471,865)

Interest income	38,663	96,047	96,047

Net loss	$(153,105)	$(375,318)	$(375,818)
Weighted average number of shares outstanding	23,592,150	17,541,302	13,583,547
Net loss per share, basic and diluted	$(0.01)	$(0.02)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.
(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Issuance of Class B Common Stock to initial stockholder on December 3, 2012 at $0.000001 per share	—	$—	20,000,000	$20	$—	$—	$20
Issuance of Class A Common Stock to initial stockholders on December 5, 2012 at $0.005875 per share	4,255,000	425	—	—	24,575	—	25,000
Net loss for the period						(500)	(500)
Balance at December 31, 2012	4,255,000	425	20,000,000	20	24,575	(500)	24,520
Issuance of Class A Common Stock to initial stockholders on February 26, 2013 at $0.005875 per share	1,464,457	147	—	—	8,458	—	8,605
Repurchase of Class A Common Stock from initial stockholders on February 26, 2013 at $0.005875 per share	(1,320,707)	(132)	—	—	(7,628)	—	(7,760)
Issuance of Class A Common Stock to initial stockholders on March 27, 2013 at $10.00 per share, net of commissions	1,414,875	142	—	—	13,910,797	—	13,910,939
Issuance of Class A Common Stock to public stockholders on March 27, 2013 at $10.00 per share, net of underwriting discount and offering expenses	15,300,000	1,530	—	—	147,761,470	—	147,763,000
Issuance of Class A Common Stock to initial stockholders on April 1, 2013 at $10.00 per share, net of commissions	183,525	19	—	—	1,801,382	—	1,801,401
Issuance of Class A Common Stock to public stockholders on April 1, 2013 at $10.00 per share, net of underwriting discount	2,295,000	230	—	—	22,284,220	—	22,284,450
Proceeds subject to possible conversion of 16,511,603 shares		(1,653)	—	—	(173,370,179)	—	(173,371,832)
Net loss for the period						(375,318)	(375,318)
Balance at September 30, 2013	23,592,150	$708	20,000,000	$20	$12,413,095	$(375,818)	$12,038,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.
(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013	For the period from October 5, 2012 (Inception) to September 30, 2013

Cash flows from operating activities
Net loss	$(153,105)	$(375,318)	$(375,818)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) / decrease in prepaid expenses	17,882	(135,340)	(135,340)
(Increase) in fair value of Trust Account	(38,663)	(96,047)	(96,047)
Decrease in other non-current assets	26,774	—	—
Increase / (decrease) in accrued operating expenses	(34,459)	16,403	16,903
Increase in accrued franchise taxes	45,000	135,000	135,000
Net cash used in operating activities	(136,571)	(455,302)	(455,302)

Cash flows from investing activities
Cash deposited in Trust Account	—	(184,747,500)	(184,747,500)
Net cash used in investing activities	—	(184,747,500)	(184,747,500)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	—	191,942,605	191,967,605
Cost of repurchases of Class A Common Stock	—	(7,760)	(7,760)
Proceeds from issuance of Class B Common Stock	—	—	20
Proceeds from notes payable	—	50,000	200,000
Repayment of notes payable	—	(200,000)	(200,000)
Payment of commissions	—	(170,200)	(170,200)
Payment of costs of public offering	(158,578)	(5,826,520)	(5,902,550)
Net cash provided by financing activities	(158,578)	185,788,125	185,887,115
Net increase / (decrease) in cash	$(295,149)	$585,323	$684,313
Balance of cash at beginning of period	$979,462	$98,990	$—
Balance of cash at end of period	$684,313	$684,313	$684,313
Supplemental schedule of non-cash financing activities
Accrual of costs of public offering	$—	$—	$—
Accrual of deferred commissions	$—	$101,460	$101,460

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. For further information, refer to the financial statements and footnotes thereto for the period from October 5, 2012 (inception) through March 27, 2013 included in the Company’s Form 8-K, filed with Securities and Exchange Commission on April 2, 2013.

On February 13, 2013, the Company changed its name from H2 Financial Management Inc. to HF2 Financial Management Inc. to avoid any potential confusion with other entities using similar versions of the “H2” name in their respective businesses.

All activity from October 5, 2012 (inception) through September 30, 2013 relates to the Company’s formation, initial public offering (described below) and the identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

The Company’s investments in U.S. treasury bills are considered trading securities. The increase in fair value subsequent to the purchase of these securities, amounting to $38,663 and $96,047 for the three and nine months ended September 30, 2013, respectively, is recorded as interest income in the accompanying unaudited condensed statements of operations.

Net Loss per Share

Net Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. The Company does not have any dilutive securities outstanding. As such, basic net loss per share equals dilutive net loss per share for the period. Shares of the Company’s Class B Common Stock have no economic rights, other than the right to be redeemed at par value upon liquidation. As such shares of Class B Common Stock are not considered participating securities and therefore not included in the calculation of net loss per share.

Common Stock, Subject to Possible Conversion

The Company accounts for its shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes at December 31, 2012 and September 30, 2013 amounting to $190 and $142,847, respectively, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. The table below sets forth the Company’s deferred tax assets.

	December 31, 2012	September 30, 2013
Total deferred tax assets	$(190)	$(142,847)
Less: valuation allowance	190	142,847
Net deferred tax assets	$—	$—

The Company’s effective tax rate differs from the statutory rate primarily due to the increase in the Company’s valuation allowance. The table set forth below provides a reconciliation of the Company’s statutory tax rate to its effective tax rate.

	For the three months ended September 30, 2013	For the nine months ended September 30, 2013	For the period from October 5, 2012 (Inception) to September 30, 2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.0%	3.0%	3.0%
Increase in valuation allowance	(38.0)%	(38.0)%	(38.0)%
Effective tax rate	0.0%	0.0%	0.0%

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from October 5, 2012 (inception) through September 30, 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As of September 30, 2013, cash and investment securities held in the Trust Account consisted of the following:

	Maturity	Fair Value
U.S. Treasury Bill	October 3, 2013	$92,420,000
U.S. Treasury Bill	January 23, 2014	92,421,151
Cash and cash equivalents	NA	2,396
Total		$184,843,547

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

For the three and nine months ended September 30, 2013, the Company incurred expenses of $30,000 and $63,226, respectively, related to this arrangement. The expense is reflected in the Unaudited Condensed Statements of Operations as Administrative expense.

Note 7 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of September 30, 2013, there are no shares of preferred stock issued or outstanding.

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

As of September 30, 2013, 7,080,547 shares of Class A Common Stock were issued and outstanding, excluding 16,511,603 shares of Class A Common Stock subject to possible conversion.

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

We incurred net losses of $153,105 for the three months ended September 30, 2013, $375,318 for the nine months ended September 30, 2013 and $375,818 for the period from October 5, 2012 (inception) through September 30, 2013. During the three months ended September 30, 2013, we earned $38,663 of interest income on the cash and cash equivalents held in our trust account. During the nine months ended September 30, 2013 and also for the period from October 5, 2012 (inception) through September 30, 2013, we earned $96,047 of interest income on the cash and cash equivalents held in our trust account. Costs incurred for the three and nine month periods ended September 30, 2013 and for the period from October 5, 2012 (inception) through September 30, 2013 consist primarily of legal and audit fees, Delaware franchise taxes, D&O insurance, administrative expense and travel and entertainment expenses. During the three and nine month periods ended September 30, 2013 and for the period from October 5, 2012 (inception) through September 30, 2013, we incurred $30,000, $63,226 and $63,226, respectively, of administrative expense payable to Berkshire Capital Securities LLC, an affiliate of two of our officers and our Chairman. Until we enter into our initial business combination, we will not have revenues.

Liquidity and Capital Resources

As of September 30, 2013, we had $684,313 of cash on hand and $184,843,547 of cash and short term U.S. treasury securities in the trust account. Funds held in the trust account will be not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the trust account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the trust account may be used for our working capital requirements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II  - OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HF2 FINANCIAL MANAGEMENT INC.

By:	/s/ Richard S. Foote
Richard S. Foote
President and Chief Executive Officer
(Principal executive officer)

By:	/s/ R. Bradley Forth
R. Bradley Forth
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2013

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

