Form 10-K
period 2013-12-31
HF2 FINANCIAL MANAGEMENT INC.
filed 2014-03-31
CIK 1562214

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ______________

Commission File Number: 001-35848

HF2 FINANCIAL MANAGEMENT INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1314400
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

999 18th Street, Suite 3000
Denver, Colorado	80202
(Address of Principal Executive Offices)	(Zip Code)

(303) 498 – 9737

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                                             No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐                                             No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

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

Yes ☒                                              No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                                             No ☐

As of June 30, 2013 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $225,822,187.

As of March 24, 2014, there were 23,592,150 shares of Class A Common Stock, $0.0001 par value per share, and 20,000,000 shares of Class B Common Stock, $0.000001 par value per share, outstanding.

Documents Incorporated by Reference: None.

HF2 FINANCIAL MANAGEMENT INC.

FORM 10-K

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us” and “our” refer to HF2 Financial Management Inc.

Introduction

We are a Delaware blank check company incorporated in October 2012 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our initial public offering was consummated on March 27, 2013. We are actively searching for a target business for our initial business combination. Our efforts to identify a prospective target business are not limited to a particular industry or geographic region. While we are focusing on companies operating in the financial services industry, we are also evaluating opportunities across other industries as well. If we are unable to consummate our initial business combination on or before September 21, 2014 (or March 21, 2015 if we have executed a letter of intent, agreement in principle or a definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014), we will redeem 100% of the shares sold in our initial public offering for a pro rata portion of the trust account described below.

Company History

In December 2012, our initial stockholders, who we refer to as our sponsors, purchased an aggregate of 4,255,000 shares of our Class A common stock, par value $0.0001 per share (or Class A Common Stock), which we refer to as the “founders’ shares,” for an aggregate purchase price of $25,000, or approximately $0.005875 per share. In February 2013, our sponsors purchased, on a net basis, an additional 143,750 founders’ shares for an aggregate net purchase price of $845, or approximately $0.005875 per share. For additional information regarding the founders’ shares, see Item 13. Certain Relationships and Related Transactions, and Director Independence.

In December 2012, our Chairman, R. Bruce Cameron purchased an aggregate of 20,000,000 shares of Class B common stock (or Class B Common Stock) for an aggregate purchase price of $20, or $0.000001 per share, which is the per share par value. Mr. Cameron contributed the shares of Class B Common Stock to the HF2 Class B Trust, which we refer to as the Class B Stockholder.

The registration statement for our initial public offering was declared effective on March 21, 2013. On March 27, 2013, we consummated our initial public offering through the sale of 15,300,000 shares of Class A Common Stock (which we refer to as the public shares and the holders of our public shares as our public stockholders) at $10.00 per share and received proceeds, net of the underwriters’ discount and offering expenses, of $147,763,000. Simultaneously with the consummation of our initial public offering, we sold 1,414,875 shares of Class A Common Stock (which we refer to as the sponsors’ shares) to certain of our sponsors at $10.00 per share in a private placement and raised $13,910,939, net of commissions.

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

Upon the closing of our initial public offering and the over-allotment option, $184,747,500 (representing $10.50 per public share sold in our initial public offering, including the over-allotment option), including a portion of the proceeds of the private placements of the sponsors’ shares, was deposited in a trust account, which we refer to as the trust account, at UBS Financial Services Inc., with Continental Stock Transfer & Trust Company acting as trustee. The proceeds held in the trust account have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less and/or in money market funds meeting certain conditions. Except as described in this Form 10-K and the prospectus for our initial public offering, these proceeds will not be released until the earlier of the completion of an initial business combination and our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination by September 21, 2014 (or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014).

Business Strategy

Our strategy is to invest in a business with barriers to competitive entry, a sustainable competitive advantage, a motivated and capable management team and attractive free cash returns on invested capital. Post-transaction, we intend to provide support and advice to the management team of the company in such areas as product development, marketing, client service, recruiting and operations, as well as in the pursuit of external growth through accretive, strategic acquisitions. We hope to assist the management team in creating value by building the business rather than relying on financial leverage or asset trading to generate a return on invested capital.

Competitive Strengths

We believe our competitive strengths to be the following:

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. In addition, our shares of Class B Common Stock held in the HF2 Class B Trust may be transferred to the owners or employees of a target business. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately held company. Being part of a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Financial position

With $177,709,500 available for our initial business combination as of December 31, 2013, we offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by increasing its liquidity and equity capital. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires.

Dual-Class Capital Structure

Our dual-class capital structure, with one class having superior voting rights, is not uncommon for publicly-traded financial services companies. Our dual-class structure allows for the transfer of the shares of Class B Common Stock to the owners or employees of the target business in connection with our initial business combination, assuming the owners or employees of the target business require that we transfer the shares of Class B Common Stock to them. We believe the availability of the Class B Common Stock for use in an initial business combination may make the Company more attractive to target businesses and thus could help facilitate the consummation of the Company’s initial business combination. However, we cannot assure you of this.

Offering Structure

Unlike other blank check companies that sell units comprised of shares of common stock and warrants in their initial public offerings, we only sold shares of Class A Common Stock in our initial public offering. Because the dilutive effects of the warrants found in the typical structure of other blank check initial public offerings is not present in our case, we believe we will be viewed more favorably by potential target companies when compared to other companies with dilutive securities outstanding, including other blank check companies. Also, unlike other blank check companies, we have two classes of stock.

Competitive Disadvantages

Although we believe that we have the competitive strengths described above, we acknowledge that we face intense competition from other entities that have business objectives similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates, and possess greater financial, technical, human and other resources than us. See Item 1. Competition for further information on the competition that we face in our effort to consummate an initial business combination.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business unless we consummate an initial business combination. We intend to utilize cash derived from the net proceeds of our initial public offering and the simultaneous private placement, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of our initial public offering and the simultaneous private placement are intended to be applied generally toward effecting an initial business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our public stockholders are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and the registration process required by Federal and state securities laws relating to the offering of securities. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings or these sources may introduce us to target businesses in which they think we may be interested on an unsolicited basis. Our officers and directors, as well as their affiliates, including Berkshire Capital, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they have, as well as attending trade shows or conventions.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsors including (1) an entity in which any of the foregoing or their affiliates are currently passive investors, (2) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (3) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm which is a member of FINRA that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to the limitation that a target business have a fair market value of at least 80% of the balance in the trust account at the time of the execution of a definitive agreement for an initial business combination, as described below in more detail, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We do not have any specific requirements with respect to the value of a prospective target business as compared to our net assets or the funds held in the trust account. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;
•	growth potential;

•	brand recognition and potential;
•	experience and skill of management and availability of additional personnel;
•	capital requirements;
•	competitive position;
•	barriers to entry;
•	stage of development of the products, processes or services;
•	existing distribution and potential for expansion;
•	degree of current or potential market acceptance of the products, processes or services;
•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;
•	impact of regulation on the business;
•	regulatory environment of the industry;
•	costs associated with effecting the business combination;
•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and
•	competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for an initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. Our initial business combination must comply with this rule. We may structure a business combination as an acquisition of 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business. If we acquire less than 100% of the equity interests or assets of the target business, we will not enter into a business combination unless either we or our public shareholders acquire at least a controlling interest in the target business (meaning not less than 50.1% of the voting equity interests in the target or all or substantially all of the assets of such target). If we acquire less than 100% of the equity interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the trust account balance. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. If we issue equity securities, shareholders of the target business may own a majority of our outstanding shares of Class A Common Stock following our initial business combination. In addition, the owners of a target business may require that our shares of Class B Common Stock held in the HF2 Class B Trust be transferred to such owners or employees of the target business. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, and there is no required minimum valuation standard for any single target at the time of such acquisition, although the aggregate value of the targets must be at least 80% of the balance of the funds in the trust account. We expect to complete only a single business combination, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with our company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to our company after the consummation of the initial business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with our company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have sufficient experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, and cannot be certain that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for Stockholder Approval of Business Combination

We will seek stockholder approval of any proposed initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed initial business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable, including franchise, income and other taxes, and interest income), subject to the limitations described herein. The amount in the trust account is anticipated to be $10.50 per share. When we seek stockholder approval of our initial business combination, the stockholder meeting and solicitation of proxies in connection with the meeting will be conducted in accordance with Regulation 14A under the Exchange Act and Delaware law, including the notice requirements for a stockholder meeting under Delaware law. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of Class A Common Stock voted are voted in favor of the business combination. Because approval of our initial business combination requires the affirmative vote of a majority of the outstanding shares of Class A Common Stock that are voted, rather than a majority of the outstanding shares of Class A Common Stock, and our sponsors hold approximately 35.4% of our Class A Common Stock, a proposed initial business combination will be approved unless public stockholders holding public shares in excess of 35.4% of our outstanding shares of Class A Common Stock vote against the proposed initial business combination. Other than the $5,000,001 net tangible amount threshold described above, there will not be a condition to completion of our initial business combination based upon the number of public shares holders elect to convert.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. If we seek, however, to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, in each case in excess of $5,000,001, then this working capital or minimum available funds threshold may further limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares seek to convert) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait the full 24 months from the date of our initial public offering prospectus in order to be able to receive their pro rata share of the trust account.

In connection with any vote for a proposed initial business combination, our sponsors, as well as all of our officers and directors, have agreed to vote their founders’ shares, sponsors’ shares and any public shares acquired in or after our initial public offering in favor of the proposed business combination. In connection with any vote on an initial business combination, our shares of Class B Common Stock held in the HF2 Class B Trust will be voted in proportion to the vote of the holders of the Class A Common Stock. For example, if holders of Class A Common Stock vote 60% of their shares in favor of our initial business combination, then our Class B Stockholder will vote 60% of its shares of Class B Common Stock in favor of our initial business combination.

If holders of public shares indicate an intention to vote against a proposed initial business combination and/or seek conversion of their public shares into cash, our sponsors, officers, directors or Advisory Board members or their affiliates may negotiate arrangements for the purchase of such shares in connection with our initial business combination. None of our sponsors, officers, directors or Advisory Board members or their affiliates has indicated any intention to purchase any shares of Class A Common Stock from persons in the open market or in private transactions for this purpose. However, our sponsors, officers, directors, Advisory Board members or their affiliates may determine in the future to make purchases of Class A Common Stock from persons in the open market or in private transactions, to the extent permitted by law, in order to influence the vote on our initial business combination. The purpose of such arrangements would be to increase the likelihood of satisfaction of the requirements that the holders of a majority of our shares of Class A Common Stock voted are voted in favor of a proposed business combination. All public shares purchased by our sponsors, officers, directors or Advisory Board members or their affiliates pursuant to such arrangements would be voted in favor of the proposed initial business combination.

The open market purchases described above by our sponsors, officers, directors or Advisory Board members or their affiliates who are “affiliated purchasers” under Rule 10b-18 under the Exchange Act will comply with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. For instance, the total volume of open market purchases of Class A Common Stock on any single day must not exceed 25% of the average daily trading volume of our Class A Common Stock during the four calendar weeks preceding the week in which the purchases are effectuated. Similarly, the purchase price cannot exceed the highest independent bid or the last independent transaction price of our Class A Common Stock, whichever is higher, at the time the purchases are effectuated. Our sponsors, officers, directors and Advisory Board members and their affiliates will not make purchases of Class A Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Conversion Rights

At the time we seek stockholder approval of our initial business combination, public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable and interest income). If a stockholder requests conversion with respect to some or all of his shares, the shares will be converted only if we consummate our initial business combination, which requires that we have net tangible assets of at least $5,000,001 upon consummation. If we do not consummate the initial business combination because effectuating all of the requested conversions would cause our net tangible assets to fall below $5,000,001 or for any other reason the shares will not be converted.

Notwithstanding the foregoing, in accordance with our amended and restated certificate of incorporation, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the shares of Class A Common Stock sold in our initial public offering. Such a public stockholder would still be entitled to vote against a proposed initial business combination with respect to all shares of Class A Common Stock owned by him or his affiliates. We believe this restriction will prevent stockholders from accumulating large blocks of shares before the vote held to approve a proposed business combination and attempting to use the conversion right as a means to force us or our management to purchase their shares at a significant premium to the then current market price. By limiting a stockholder’s ability to convert no more than 20% of the shares of Class A Common Stock sold in our initial public offering, we believe we have limited the ability of a small group of stockholders to unreasonably attempt to block a transaction which is favored by our other public stockholders.

To determine whether a public stockholder is acting in concert or as a group with another public stockholder, we will require each public stockholder seeking to exercise conversion rights to certify to us whether such public stockholder is acting in concert or as a group with any other public stockholder. Such certifications, together with any other information relating to stock ownership available to us at that time, will be the sole basis on which we make the above-referenced determination. We believe that by having each stockholder provide a certification to us, it will remove the possibility for any disputes between us and public stockholders with respect to whether such public stockholders are acting as a group. If we determine, however, that a public stockholder is acting in concert or as a group with any other public stockholder, we will notify such public stockholder of our determination and offer him an opportunity to dispute our finding. The final determination whether a public stockholder is acting in concert or as a group with any other public stockholder will ultimately be made in good faith by our board of directors.

We may also require public stockholders who decide to convert their shares of Class A Common Stock, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares of Class A Common Stock to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, prior to the vote on the initial business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 per tender and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred whether or not we require holders to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of when such delivery must be effectuated. However, in the event we require public stockholders to exercise conversion rights prior to the consummation of the proposed initial business combination and the proposed initial business combination is not consummated, this may result in an increased cost to public stockholders.

The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring public stockholders to satisfy the delivery requirements. Accordingly, a public stockholder would have from the time the public stockholder received our proxy statement until the time we required the tender of the certificates to deliver his shares of Class A Common Stock if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. As the delivery process can be accomplished by the public stockholder, whether or not he is a record holder or his shares of Class A Common Stock are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period will be sufficient for the average investor.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his conversion rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the conversion rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his shares is irrevocable once the initial business combination is approved.

Once made, any request to convert shares of Class A Common Stock may be withdrawn at any time up to the vote on the proposed initial business combination. Furthermore, if a holder of a share of Class A Common

Stock delivered his certificate in connection with a conversion election and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account (net of taxes payable and interest income). In such case, we will promptly return any shares delivered by public holders.

Our sponsors do not have conversion rights with respect to any of the founders’ shares or sponsors’ shares. Our directors, officers, Advisory Board Members and sponsors (other than Bulldog Investors and White Sand Investor Group, LP) do not have conversion rights with respect to public shares purchased in or after our initial public offering.

Liquidation if No Business Combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until 18 months from the date of our initial public offering prospectus, that is, until September 21, 2014, (or 24 months from the date of our initial public offering prospectus, that is, until March 21, 2015, if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014) unless we consummate on initial business combination during this period. If we are unable to complete our initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and to the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination by September 21, 2014 (or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014) may be considered a liquidation distribution under Delaware law. If we comply with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that we make reasonable provision for all claims against us, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made, and Section 281 of the Delaware General Corporation Law with respect to liquidating distributions, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination by September 21, 2014 (or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the business combination has not been completed by September 21, 2014) is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and to the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after September 21, 2014 (or March 21, 2015, as the case may be) and, therefore, we do not intend to comply with Section 280 of the Delaware General Corporation Law. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We seek and will continue to seek to have all third parties (including any vendors or other entities we engage) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to execute the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Three of our executive officers, Messrs. Cameron, Foote and Forth, have agreed that they will be jointly and severally liable, by means of direct payment to the trust account, to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. They may not, however, be able to satisfy their indemnification obligations if they are required to so. This joint and several liability agreement entered into by our officers specifically provides that they will have no personal liability (1) as to any claimed amounts owed to a target business or vendor or other entity who has executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, or (2) as to any claims under our indemnity with the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. As a result, if we liquidate, the per-share distribution from the trust account could be less than $10.50 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below and our obligation to redeem outstanding shares of our Class B Common Stock at par value).

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our sponsors have waived their rights to participate in any liquidation distribution with respect to their founders’ shares and sponsors’ shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net of taxes payable) that will be released to us to fund our working capital requirements. If such funds are insufficient, Messrs. Cameron, Foote and Forth, our directors and certain of our sponsors have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

If we are unable to complete our initial business combination and expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and all of the interest income earned on the trust account, the initial per-share redemption price would be $10.50. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or a public stockholder seeks to have us convert or purchase his shares upon a business combination which is actually completed by us. In no other circumstances shall a public stockholder have any right or interest of any kind to or in the trust account.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us which is not dismissed, the proceeds held in the trust account may be included in our bankruptcy estate and subject to the claims of third party creditors with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.50 per share.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy trustee could seek to recover all amounts received by our stockholders, including distributions of the proceeds of the trust account intended to be made promptly after September 21, 2014 (or March 21, 2015, as the case may be). Furthermore, our board may be viewed as having breached its fiduciary duties to our creditors and/or acted in bad faith, and thereby exposed itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our initial public offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholder’s rights or pre-business combination activity, we will provide dissenting public stockholders with the opportunity to convert their public shares in connection with any such vote. Our sponsors have agreed to waive any conversion rights with respect to any founders’ shares, sponsors’ shares and any public shares they may hold in connection with any vote to amend our amended and restated certificate of incorporation. The holders of shares of Class B Common Stock will not have any rights to the funds in the trust account. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable and interest income);

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of Class A Common Stock voted are voted in favor of the business combination;

•	if our initial business combination is not consummated before September 21, 2014 (or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014), then we will distribute all amounts in the trust account and any net assets remaining outside the trust account (subject to our obligations under Delaware law to provide for claims of creditors and our obligation to redeem outstanding shares of our Class B Common Stock at par value) on a pro rata basis to all of our public stockholders and will cease operations except for the purpose of winding up the business;

•	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination;

•	prior to our initial business combination, we may not issue (i) any shares of Class A Common Stock or any securities convertible into Class A Common Stock, (ii) any securities that participate in any manner in the proceeds of the trust account or (iii) any securities that vote as a class with the Class A Common Stock on our initial business combination (other than the outstanding Class B Common Stock, of which we have no more authorized shares available for issuance);

•	prior to our initial business combination and in connection with any vote on our initial business combination, the issued and outstanding shares of Class B Common Stock will be voted on all matters presented to holders of our common stock for a vote in proportion to the vote of the holders of our Class A Common Stock;

•	the shares of Class B Common Stock may not be transferred, assigned or sold prior to the consummation of our initial business combination or our dissolution; and

•	the shares of Class B Common Stock may be transferred only in connection with our initial business combination and only with the consent of our board of directors either to the owners or employees of the target business, assuming the owners or employees of the target business require we transfer any such shares to them, or, if they do not require that any or all of the shares of Class B Common Stock be transferred to them, that the balance of such shares will be transferred to us in exchange for their par value.

The provisions summarized above cannot be amended without the approval of stockholders holding 65% of our outstanding shares. Except for those provisions set forth above, amendments to our amended and restated certificate of incorporation must be approved by holders of a majority of our outstanding shares of common stock. In the event we seek stockholder approval in connection with our initial business combination, our amended and restated certificate of incorporation provides that we may consummate our initial business combination only if approved by a majority of the shares of Class A Common Stock voted by our stockholders at a duly held stockholders meeting.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Finally, we also face competition from other blank check companies which may seek to identify and consummate business combinations with target businesses in the financial services industry. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the private placement held in the trust account, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of our initial business combination which may delay the completion of a transaction;

•	our obligation to convert or repurchase shares of Class A Common Stock held by our public stockholders which may reduce the resources available to us for our initial business combination; and

•	the requirement to acquire one or more businesses or assets that have a fair market value equal to at least 80% of the balance in the trust account at the time of such acquisition which could require us to acquire the assets of several businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate our initial business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting our initial business combination, there will be, in all likelihood, intense competition from competitors of the target business. Subsequent to our initial business combination, we may not have the resources or ability to compete effectively.

Regulation

Acquisitions of financial services companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and/or obtaining required governmental or client consents. For example, if we were to attempt to acquire or acquire control of an investment management firm, we would be required to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. Similarly, if we were to attempt to acquire or acquire control of a bank or bank holding company, we would be required to obtain approval from one or more of the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation and the Office of the Comptroller of the Currency (which we refer to as the Federal Banking Agencies) and/or state banking commissions. If our acquisition target were an insurance company, state insurance commissioners in the states where the insurance company does business would review the acquisition transaction and could prevent it by withholding their consent. The acquisition of a business in another sector of the financial services industry may require similar approval(s) or consent(s).

We may not receive any such required approvals or consents or we may not receive them in a timely manner, which may be a result of factors or matters beyond our control. Satisfying any statutory or regulatory requirements may delay the date of our completion of our initial business combination beyond the required time frame (September 21, 2014 or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014). If we fail to consummate our initial business combination within the required time frame, we will be forced to liquidate.

Because we are focusing on acquiring, or acquiring control of, one or more operating businesses in the financial services industry, following our initial business combination, we will become subject to the regulatory regimes that govern the business or businesses we acquire. The financial services industry is subject to extensive regulation. The regulator(s) for and regulations applicable to us and to the target business will vary depending on the target business’ activities. Many regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities, banking, and commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censures, fines, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of a broker-dealer or investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with financial services firms and are not designed to protect our stockholders.

Governmental and self-regulatory organizations, including the SEC, the Federal Banking Agencies, the Consumer Financial Protection Bureau, state securities, banking, and insurance commissions, FINRA and national securities exchanges such as the New York Stock Exchange, impose and enforce regulations on financial services companies. U.S. self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered broker-dealers and investment advisers. For example, U.S. broker-dealers are subject to rules and regulations that cover all aspects of the securities business including sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. Banks and bank holding companies are also subject to extensive regulations, including regulations regarding permissible activities and investments; capitalization; transactions with insiders; transactions with affiliates; and consumer protection.

If we consummate our initial business combination with a target business in the investment management sector of the financial services industry, we would be subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and by the U.S. Department of Labor under the Employee Retirement Income Security Act of 1974, or ERISA. The Advisers Act imposes numerous obligations on investment advisers including advertising, recordkeeping and operating requirements, disclosure obligations and prohibitions on fraudulent activities.

We would also be subject to extensive regulation in the United States if we consummate our initial business combination with a target business in the securities brokerage sector. The SEC, FINRA and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from FINRA and other regulatory bodies, which ultimately could prevent any broker-dealer that we acquire, or acquire control of, from conducting broker-dealer activities. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm.

If we acquire control of a bank or bank holding company, we would be subject to extensive regulation, supervision and examination by one or more of the Federal Banking Agencies and state banking commissions. These regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit growth of a bank or bank holding company and the return for investors by restricting certain activities, such as the payment of dividends to shareholders, possible mergers with or acquisitions of or by other institutions, desired investments, loans and interest rates on loans, interest rates paid on deposits, the possible expansion of branch offices, and the ability to provide securities or trust services. Banks and bank holding companies also are subject to capitalization guidelines set forth in federal legislation and could be subject to enforcement actions to the extent that they are found by regulatory examiners to be undercapitalized. If we acquire control of a bank or bank holding company, we would also be subject to limitations on proprietary trading as well as the sponsoring of or investment in hedge funds and private equity funds under the so-called “Volcker Rule.”

The regulatory environment in which we operate is also subject to modifications and further regulations. New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act has increased the regulatory burdens and reporting and related compliance costs for banks, investment advisers and other types businesses in the financial services industry. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, a new agency with broad powers to supervise providers of consumer financial services and enforce consumer protection laws. The Dodd-Frank Act is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The Dodd-Frank Act may change the operating environment for financial services businesses and the financial markets in general and unpredictable ways.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the operations of any financial services business that we acquire or attempt to acquire.

Employees

We have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary on a week to week basis based on whether a target business has been selected for the business combination and the stage of the business combination process our company is in. Accordingly, once a suitable target business has been identified, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to identifying a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

RISK FACTORS

An investment in our shares of Class A Common Stock involves a high degree of risk. You should consider carefully all of the risks described below, which we believe represent the material risks related to our business and our Class A Common Stock, together with the other information contained in this Form 10-K. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our shares of Class A Common Stock could decline and you could lose all or part of your investment. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Associated with Our Business

We are a blank check company in the development stage with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company in the development stage with no operating history. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of our initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that discusses the mandatory liquidation of the Company if a business combination is not consummated and expresses doubt about our ability to continue as a “going concern.”

If we do not consummate a business combination by September 21, 2014 (or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014), the Company will be liquidated and will no longer be a going concern. The financial statements contained elsewhere in this filing do not include any adjustments that might result from our inability to consummate a business combination.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait more than 18 months before receiving distributions from the trust account.

We have 18 months from the date of our initial public offering prospectus, that is, until September 21, 2014, (or 24 months from the date of our initial public offering prospectus, that is, until March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement in connection with an initial business combination before September 21, 2014 but the initial business combination has not been consummated by September 21, 2014) in which to complete our initial business combination. We have no obligation to return funds to public stockholders prior to such time unless we consummate our initial business combination prior thereto and only then in cases where public stockholders have sought to convert their shares. Only after the expiration of this time period will public stockholders be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, public stockholders’ funds may be unavailable to them until after such time and, to liquidate their investment, public stockholders may be forced to sell their public shares, potentially at a loss.

If the shares of Class B Common Stock remain outstanding following the consummation of our initial business combination, the holders of the Class B Common Stock will hold a majority of the combined voting power of our common stock.

Unlike other similarly structured blank check companies, we are authorized to issue two classes of common stock. Our Class B Stockholder holds an aggregate of 20,000,000 shares of Class B Common Stock. Shares of our Class B Common Stock are entitled to ten votes per share and will vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our common stock for a vote. Due to its ownership of the Class B Common Stock our Class B Stockholder holds approximately 89.4% of the combined voting power of our common stock.

Prior to our initial business combination and in connection with any vote on our initial business combination, the shares of our Class B Common Stock will be voted on all matters presented to holders of our common stock for a vote in proportion to the vote of the holders of the Class A Common Stock. As a result, prior to consummation of our initial business combination, holders of a majority of our shares of Class A Common Stock will control the vote on any matter submitted to our stockholders for a vote. If the shares of Class B Common Stock remain outstanding following the consummation of our initial business combination, the holders of the Class B Common Stock will be entitled to vote the shares of Class B Common Stock in their own discretion and will hold a majority of the combined voting power of our common stock.

If all 180,000,000 authorized shares of Class A Common Stock are issued and outstanding following our initial business combination, and assuming the 20,000,000 shares of Class B Common Stock remain outstanding, the holders of our Class B Common Stock will hold approximately 52.6% of the combined voting power of our common stock. For so long as the outstanding shares of Class B Common Stock represent at least a majority of the combined voting power of our common stock, the holders of our Class B Common Stock will be able to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, the holders of our Class B Common Stock will be able to determine the outcome of all matters requiring approval of our stockholders, and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of our company even though it may be in the best interests of the holders of our Class A Common Stock. In particular, this concentration of voting power could deprive holders of our Class A Common Stock of the opportunity to receive a premium for their shares of Class A Common Stock as part of a sale of our company, and could ultimately affect the market price of our Class A Common Stock.

Our Class B Common Stock and other provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Common Stock and could entrench management.

Our Class B Stockholder holds an aggregate of 20,000,000 shares of Class B Common Stock, representing an aggregate of 200,000,000 votes. Shares of our Class B Common Stock will vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our common stock for a vote. If all 180,000,000 authorized shares of Class A Common Stock are issued and outstanding following an initial business combination, and assuming the 20,000,000 shares of Class B Common Stock remain outstanding, the holders of our Class B Common Stock will hold approximately 52.6% of the combined voting power of our common stock. The voting power of our Class B Common Stock may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. In addition, after the consummation of our initial business combination, and assuming the Class B Common Stock is not transferred to us in connection with our initial business combination, the holders of our Class B Common Stock will control the vote on all matters presented to our holders of common stock for a vote, including the election of directors.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only one-third of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our sponsors, officers and directors control a substantial interest in our Class A Common Stock and thus may influence certain actions requiring a stockholder vote.

Our sponsors, officers and directors collectively own approximately 35.4% of our issued and outstanding shares of Class A Common Stock as of December 31, 2013. Our sponsors, officers, directors, Advisory Board members or their affiliates may determine in the future to make purchases of Class A Common Stock from persons in the open market or in private transactions, to the extent permitted by law, in order to influence any vote, including negotiating arrangements for the purchase of shares of Class A Common Stock in connection with our initial business combination from holders of public shares who indicate an intention to vote against a proposed business combination and/or seek conversion of their shares into cash.

The open market purchases described above by our sponsors, officers, directors or Advisory Board members or their affiliates who are “affiliated purchasers” under Rule 10b-18 under the Exchange Act will comply with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. For instance, the total volume of open market purchases of Class A Common Stock on any single day must not exceed 25% of the average daily trading volume of our Class A Common Stock during the four calendar weeks preceding the week in which the purchases are effectuated. Similarly, the purchase price cannot exceed the highest independent bid or the last independent transaction price of our Class A Common Stock, whichever is higher, at the time the purchases are effectuated. Our sponsors, officers, directors and Advisory Board members and their affiliates will not make purchases of Class A Common Stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Prior to our initial business combination and in connection with any vote on our initial business combination, the shares of our Class B Common Stock will be voted on all matters presented to holders of our common stock for a vote in proportion to the vote of the holders of the Class A Common Stock. As a result, prior to consummation of an initial business combination, holders of a majority of our shares of Class A Common Stock will control the vote on any matter submitted to our stockholders for a vote. As of December 31, 2013, our sponsors, officers and directors collectively own approximately 35.4% of our issued and outstanding shares of Class A Common Stock. In connection with any vote for a proposed business combination, our sponsors, as well as all of our officers and directors, have agreed to vote the founders’ shares and sponsors’ shares as well as any shares of Class A Common Stock acquired in the initial public offering or in the aftermarket in favor of such proposed business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. If there is an annual meeting, as a consequence of our “staggered” board of directors, only one-third of the board of directors will be considered for election and our sponsors, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsors will continue to exert control at least until the consummation of our initial business combination at which time additional shares of Class A Common Stock may be issued and/or our Class B Common Stock may be redeemed or transferred.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering and private placement are intended to be used to complete our initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,001, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete our initial business combination before September 21, 2014 and restrict the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our shares will be immediately tradable, we will be entitled to withdraw amounts from the funds held in the trust account prior to the completion of our initial business combination, and we will have a longer period of time to complete such a business combination than we would if we were subject to such rule.

We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and may cause a change in control of our ownership.

Our amended and restated certificate of incorporation currently authorizes the issuance of up to 180,000,000 shares of Class A Common Stock, 20,000,000 shares of Class B Common Stock and 2,000,000 shares of preferred stock. Currently, there are 156,407,850 and 2,000,000 authorized but unissued shares of Class A Common Stock and preferred stock, respectively, available for issuance. Although we have no commitment as of this date, we may issue a substantial number of additional shares of Class A Common Stock or shares of preferred stock, or a combination of Class A Common Stock and preferred stock, to complete our initial business combination. The issuance of additional shares of Class A Common Stock or preferred stock will not reduce the per-share redemption amount in the trust account. The issuance of additional shares of Class A Common Stock or preferred stock:

•	may significantly reduce the equity interest of our existing public stockholders;

•	may subordinate the rights of holders of shares of Class A Common Stock if we issue shares of preferred stock with rights senior to those afforded to our shares of Class A Common Stock;

•	may cause a change in control if a substantial number of shares of Class A Common Stock are issued and our outstanding shares of Class B Common Stock are redeemed, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may adversely affect prevailing market prices for our shares of Class A Common Stock; and

•	may result in the shareholders of the target business holding a majority of our outstanding shares of Class A Common Stock and, if our shares of Class B Common Stock are redeemed in connection with our initial business combination, our common stock.

We may incur significant indebtedness in order to consummate our initial business combination.

If we find it necessary to incur significant indebtedness in connection with our initial business combination, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt instrument is payable on demand; and

•	our inability to obtain necessary additional financing if the debt instrument contains covenants restricting our ability to obtain such financing while the debt is outstanding.

If we incur indebtedness, our lender will not have a claim on the cash in the trust account and such indebtedness will not decrease the per share redemption amount in the trust account.

If the net proceeds of our initial public offering not being held in the trust account, together with the interest in the trust account (net of taxes payable) which will be released to us for working capital purposes, are insufficient to allow us to operate until March 21, 2015, we may be unable to complete our initial business combination.

If the net proceeds of our initial public offering not being held in the trust account, together with the interest in the trust account (net of taxes payable) which will be released to us for working capital purposes, are insufficient to allow us to operate until March 21, 2015, we might not be able to continue searching for, or conduct due diligence with respect to, a target business and may be unable to complete our initial business combination. In such event, we would need to borrow funds from our sponsors, officers or directors to operate or may be forced to liquidate.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than $10.50.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we seek and will continue to seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in the trust account could be subject to claims which could take priority over those of our public stockholders. Therefore, the per-share distribution from the trust account may be less than $10.50, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.50.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by September 21, 2014 (or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and to the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following September 21, 2014 (or March 21, 2015, as the case may be) and, therefore, we do not intend to comply with Section 280 of the Delaware General Corporation Law. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the 3 year period of time in which a claim could have been made against our stockholders if we complied with Section 280 of the Delaware General Corporation Law. We may not properly assess all claims that may be potentially brought against us. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the 18 month deadline (or 24 month deadline, as the case may be), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duties to our creditors and/or to have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination.

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. Therefore, any benefit from your investment in shares of Class A Common Stock prior to our initial business combination will arise solely from the appreciation, if any, in the value of our Class A Common Stock.

Our directors may decide not to enforce the indemnification obligations of our officers, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.50 per public share and any of our officers asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against such individual to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.50 per share.

Since we have not yet selected a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a company in any industry we choose and are not limited to any particular industry or type of business, although we are focusing on target businesses operating in the financial services industry. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we may not properly ascertain or assess all of the significant risk factors. An investment in our Class A Common Stock may not ultimately prove to be more favorable to investors than a direct investment, if an opportunity were available, in a target business.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for an initial business combination may limit the type and number of companies that we may complete an initial business combination with.

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account at the time of the execution of a definitive agreement for an initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our ability to successfully effect our initial business combination and to be successful thereafter will be entirely dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We presently expect each of our employees to devote such amount of time as he reasonably believes is necessary to our business. The amount of time our officers and directors commit to our affairs will vary on a week to week basis. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

Currently, our key personnel are R. Bruce Cameron, our Chairman of the Board, Richard S. Foote, our President, Chief Executive Officer and director, R. Bradley Forth, our Executive Vice President, Chief Financial Officer and Secretary and Seymour A. Newman, our Chief Operating Officer. The role of our key personnel after our initial business combination remains to be determined. Although some of our key personnel may serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to spend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could expose us to various regulatory and compliance issues that may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

Although we are focusing on companies operating in the financial services industry, in which our directors, officers and Advisory Board members have significant experience, we may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a potential initial business combination. These agreements may provide for them to receive compensation following our initial business combination and thus raise conflicts of interest in their determination of whether a particular business combination should be pursued.

Our key personnel are likely to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals could influence their motivation in identifying and selecting a target business.

Our officers and directors may have fiduciary obligations to other entities, which could cause additional conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us. Further, our officers and directors are affiliated with other entities which may be presented with business opportunities, either for themselves or for their clients, which may also be appropriate for presentation to us. Specifically, Messrs. Cameron, Foote and Forth are employed by and/or equity owners of Berkshire Capital, which is an investment bank focused on providing advice to financial institutions. Berkshire Capital’s clients may compete with us for acquisitions in the financial services industry, and Berkshire Capital will have no duty to present acquisition opportunities to us before it presents them to its clients. We cannot assure you that these or other conflicts of interest arising out of our officers’ and directors’ affiliations with other entities would be resolved in our favor. We have no formal arrangement or agreement with our Advisory Board members to provide services to us and, accordingly, they have no contractual or fiduciary obligations to present business opportunities to us.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which will create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our officers and directors to devote such amount of time as he reasonably believes is necessary to our business. The amount of time our officers and directors commit to our affairs will vary on a week to week basis. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. These conflicts may not be resolved in our favor.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliates of our sponsors, officers or directors, which may raise potential conflicts.

Although we do not anticipate acquiring or acquiring control of businesses affiliated with our sponsors, officers or directors in connection with our initial business combination, we have agreed to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more businesses affiliated with our sponsors, officers or directors. Despite this agreement, potential conflicts of interest may still exist and, as a result, the terms of our initial business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

In particular, Berkshire Capital, in its capacity as a financial advisor to its clients, may present us with acquisition opportunities on behalf of its clients. We will not pay Berkshire Capital any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of our initial business combination, other than $10,000 per month for general and administrative services including office space, utilities and secretarial support. Also, the completion of a business combination between us and an entity owned by a client of Berkshire Capital or any other business in which our officers or directors may have an interest could enhance their prospects for future business from such client. Because certain of our officers and directors are employees and/or beneficial owners of Berkshire Capital and other businesses, they will have a conflict of interest in determining whether to recommend a business combination with a Berkshire Capital client or an entity affiliated with a client of Berkshire Capital or any other business in which our officers or directors may have an interest.

The founders’ shares and sponsors’ shares beneficially owned by our officers and directors will not participate in liquidation distributions and, therefore, our officers and directors will have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our officers and directors have waived their right to convert their founders’ shares, sponsors’ shares or any other shares purchased in the open market, or to receive distributions with respect to their founders’ shares or sponsors’ shares upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founders’ shares and sponsors’ shares will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in, and our officers and directors will have a conflict of interest with respect to, the timely identification and selection of a target business or businesses and the determination of whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. Moreover, in the period leading up to the closing of any proposed initial business combination, events may occur that, pursuant to the definitive agreement relating to the proposed initial business combination, would require us to agree to amend the definitive agreement, to consent to certain actions taken by the target business or to waive rights that we are entitled to under the definitive agreement. Such events could arise because of changes in the course of the target business’ operations, a request by the target business to undertake actions that would otherwise be prohibited by the terms of the definitive agreement or the occurrence of other events that would have a material adverse effect on the target business’ operations and would entitle us to terminate the definitive agreement. In any of such circumstances, it would be discretionary on our part, acting through our board of directors, to grant our consent to such actions or waive our rights. The existence of the financial and personal interests described above will result in a conflict of interest on the part of our directors in determining whether or not to take the requested action.

Additionally, unless we consummate our initial business combination, our officers, directors and sponsors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such expenses. We do not have a policy that prohibits our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. If the out-of-pocket expenses of our officers and directors are not reimbursed from the funds not deposited in the trust account and the interest income on the trust account, then the financial interest of our officers or directors will influence our officers’ and directors’ motivation in selecting a target business and therefore there will be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Nasdaq may delist our shares which could limit investors’ ability to trade our shares and subject us to additional trading restrictions.

Our shares are currently listed on Nasdaq, a national securities exchange, but our shares may not continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. Depending upon our financial condition, the financial condition of the target business, the structure of our initial business combination and the market’s response to our initial business combination, we may not be able to meet those initial listing requirements described above at that time or, if such listing requirements are changed, amended listing criteria then in effect.

If Nasdaq delists our shares, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our shares
•	reduced liquidity with respect to our shares

•	a determination that our Class A Common Stock is a “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds in the trust account, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our initial business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combinations. With multiple business combinations, we also could face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

We will not know how many public stockholders may exercise conversion rights. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, we may either need to reserve part of the trust account for possible payment upon such conversion or sales, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our capital stock as consideration, we may be required to issue a higher percentage of our capital stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available upon consummation of our initial business combination. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and our sponsors, officers, directors or Advisory Board members or their affiliates are not able to coordinate or enter into arrangements to repurchase such shares, we will not be able to consummate such initial business combination, and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait until March 21, 2015 to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

In connection with any vote to approve our initial business combination, we will offer each public stockholder the option to vote in favor of the proposed business combination and request conversion of his, her or its public shares.

In connection with any vote to approve our initial business combination, we will offer each public stockholder (but not our sponsors, officers and directors) the right to request to have his, her or its shares of Class A Common Stock converted to cash (subject to the limitations described in Item 1. Conversion Rights) regardless of whether such public stockholder votes for or against such proposed business combination. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of Class A Common Stock voted are voted in favor of the business combination. Because approval of our initial business combination requires the affirmative vote of a majority of the outstanding shares of Class A Common Stock that are voted, rather than a majority of the outstanding shares of Class A Common Stock, and our sponsors currently hold approximately 35.4% of our Class A Common Stock, a proposed initial business combination will be approved unless public stockholders holding public shares in excess of 35.4% of our outstanding shares of Class A Common Stock vote against the proposed initial business combination. As of December 31, 2013, public stockholders owning 16,497,960 public shares may exercise their conversion rights, and we could still consummate a proposed business combination so long as a majority of shares of Class A Common Stock voted at the meeting are voted in favor of the proposed initial business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to convert their shares only when they vote against a proposed business combination. If a stockholder requests conversion with respect to some or all of his shares, the shares will be converted only if we consummate our initial business combination, which requires that we have net tangible assets of at least $5,000,001 upon consummation. If we do not consummate the initial business combination because effectuating all of the requested conversions would cause our net tangible assets to fall below $5,000,001 or for any other reason, the shares will not be converted. Furthermore, the threshold of $5,000,001 net tangible assets is different than the more typical conversion threshold of between 20% and 40% and further allows holders of our shares of Class A Common Stock the right to vote in favor of our initial business combination and elect to convert their shares. This different threshold and the ability to seek conversion while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking conversion rights with respect to more than 20% of the shares sold in our initial public offering.

We will offer each public stockholder (but not our sponsors, officers and directors) the right to request to have his, her, or its shares of Class A Common Stock converted into cash. Notwithstanding the foregoing, in accordance with our amended and restated certificate of incorporation, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group”, will be restricted from seeking conversion rights with respect to more than 20% of the public shares of Class A Common Stock sold in our initial public offering. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you purchase more than 20% of the public shares sold in our initial public offering and our proposed business combination is approved, you will not be able to seek conversion rights with respect to the full amount of your public shares and may be forced to hold such additional public shares or sell them in the open market. The value of such additional shares may not appreciate over time following our initial business combination, and the market price of our shares of Class A Common Stock may not exceed the per-share conversion price.

We may require public stockholders who wish to convert their shares of Class A Common Stock in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to request that we convert his shares into a pro rata share of the trust account (net of taxes payable). We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that public stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Accordingly, if it takes longer than we anticipate for public stockholders to deliver their shares, public stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their public shares.

If we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event the proposed initial business combination is not approved.

If we require public stockholders who wish to convert their public shares to comply with specific requirements for conversion and such proposed initial business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, public stockholders who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of Class A Common Stock may decline during this time, and you may not be able to sell your shares of Class A Common Stock when you wish to, even while other public stockholders that did not seek conversion may be able to sell their shares.

Because of our structure, other companies may have a competitive advantage, and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses seeking acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the proceeds held in the trust account, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that we have sufficient capital available to allow us to consummate a business combination, because we have not yet identified any prospective target business, the capital requirements for any particular transaction remain to be determined. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 in order to avoid being subject to Rule 419 under the Securities Act. If our available funds prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from converting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after the end of our first fiscal year following our listing on Nasdaq. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

If our stockholders exercise their registration rights, it may have an adverse effect on the market price of our shares of Class A Common Stock, and the existence of these rights may make it more difficult to effect our initial business combination.

Our sponsors are entitled to make a demand that we register the resale of the founders’ shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, our sponsors are entitled to demand that we register the resale of the sponsors’ shares and any shares our sponsors, officers, directors, Advisory Board members or their affiliates may be issued in payment of working capital loans made to us commencing on the date that we consummate our initial business combination. The presence of these additional shares of Class A Common Stock trading in the public market may have an adverse effect on the market price of our Class A Common Stock. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of Class A Common Stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in the trust account have been and will continue to be invested by the trustee only in United States government treasury bills having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 and that invest solely in U.S. treasuries. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete our initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted any proceeds from our initial public offering.

If we do not conduct an adequate due diligence investigation of a target business, we may be required to subsequently recognize write-downs or write-offs or restructuring, impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our Class A Common Stock, which could cause you to lose some or all of your investment.

We will conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, reporting charges of this nature could contribute to negative market perceptions about us or our Class A Common Stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

The requirement that we complete our initial business combination by September 21, 2014 (or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination is not completed by September 21, 2014) may give potential target businesses leverage over us in negotiating our initial business combination.

We have until September 21, 2014 (or March 21, 2015 if we execute a letter of intent, agreement in principle or definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014) to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we approach the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire, and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We are only required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsors, including (1) an entity in which any of the foregoing or their affiliates are currently passive investors, (2) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (3) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We may not be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business we are seeking to acquire.

We may not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value of such target business if our board of directors independently determines that the target business satisfies the requirement that its value is no less than 80% of the proceeds in the trust account. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing such target business, and our board of directors may not properly value such target business.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls, although as an “emerging growth company” we may take advantage of an exemption from this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A Common Stock.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company.”

We are required to comply with various regulatory and reporting requirements, including those required by the SEC. Complying with these reporting and other regulatory requirements is time-consuming and will result in increased costs to us and could have a negative effect on our business, results of operations and financial condition. As a public company, we are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act. These requirements place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we must commit significant resources. In addition, as a public company, we must also maintain investor relations, legal and corporate communications functions. All of these activities and additional efforts increase our costs, strain our resources and divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain temporary exemptions from various reporting requirements including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (and rules and regulations of the SEC thereunder, which we refer to as Section 404) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. When these exemptions cease to apply, we expect to incur additional expenses and devote increased management effort toward ensuring compliance with them. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of Class A Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, enacted in April 2012, and, for as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until December 31, 2018, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b–2 under the Exchange Act, which would occur if the market value of our Class A Common Stock that is held by non–affiliates exceeds $700 million as of any January 31 before the end of that five-year period, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period. We cannot predict whether investors will find our Class A Common Stock less attractive if we choose to rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result of any decisions to reduce future disclosure, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this provision. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of Class A Common Stock less attractive because we may rely on these provisions.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements and remedies may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete our initial business combination with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

The disparity in the voting rights among the classes of our capital stock may have a potential adverse effect on the price of our Class A Common Stock.

Each share of our Class A Common Stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B Common Stock entitles its holder to ten votes on all matters to be voted on by stockholders generally. The difference in voting rights could adversely affect the value of our Class A Common Stock by, for example, delaying or deferring a change of control or if investors view, or any potential future purchaser of our company views, the superior voting rights of the Class B Common Stock to have value.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our initial business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

Risks Related to the Financial Services Industry

While our efforts to identify a prospective target business are not limited to a particular industry or geographic region, we are focusing our search for target businesses in the financial services industry. Business combinations with companies with operations in the financial services industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the financial services industry, we will be subject to, and possibly adversely affected by, the risks set forth below. However, we may complete a business combination with a target business in another industry, in which case these risks will likely not affect us and we will be subject to other risks attendant to the specific industry in which the target business we acquire operates, none of which can be presently ascertained.

The financial services industry faces substantial regulatory and litigation risks and conflicts of interest, and, after the consummation of a business combination with a company in the financial services industry, we may face legal liability and reduced revenues and profitability if our services are not regarded as compliant or for other reasons.

The financial services industry is subject to extensive regulation. The regulator(s) for and regulations applicable to us and to the target business will vary depending on the target business’ activities. Many regulators, including U.S. and foreign government agencies and self-regulatory organizations, as well as state securities, banking, and insurance commissions and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censure, fine, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business or the suspension or expulsion of a broker-dealer or investment adviser. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers and other third parties who deal with financial services firms and are not designed to protect our stockholders.

Governmental and self-regulatory organizations, including the SEC, the Federal Banking Agencies, the Consumer Financial Protection Bureau, state securities, banking, and insurance commissions, FINRA and national securities exchanges such as the New York Stock Exchange, impose and enforce rules and regulations on financial services companies. U.S. self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services industry and conduct periodic examinations of the operations of registered broker-dealers and investment advisers. For example, U.S. broker-dealers are subject to rules and regulations that cover all aspects of the securities business including: sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit; and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. Banks and bank holding companies are also subject to extensive regulations, including regulations regarding permissible activities and investments; capital adequacy; transactions with insiders; transactions with affiliates; and consumer protection.

If we consummate our initial business combination with a target business in the investment management sector of the financial services industry, we would be subject to extensive regulation in the United States, primarily at the federal level, including regulation by the SEC under the Investment Advisers Act of 1940, as amended, or the Advisers Act, and by the U.S. Department of Labor under the Employee Retirement Income Security Act of 1974, or ERISA. The Advisers Act imposes numerous obligations on investment advisers including advertising, recordkeeping and operating requirements, disclosure obligations and prohibitions on fraudulent activities.

We would also be subject to extensive regulation in the United States if we consummate our initial business combination with a target business in the securities brokerage sector. For example, the SEC, FINRA and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from FINRA and other regulatory bodies, which ultimately could prevent any broker-dealer that we acquire or acquire control of from conducting broker-dealer activities. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate a business combination with a securities brokerage firm.

If we acquire control of a bank or bank holding company, we would be subject to extensive regulation, supervision and examination by one or more of the Federal Banking Agencies and state banking commissions. These regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of allowance for loan losses. Banking regulations, designed primarily for the protection of depositors, may limit growth of a bank or bank holding company and the return investors by restricting certain activities, such as the payment of dividends to shareholders, possible mergers with or acquisitions of or by other institutions, desired investments, loans and interest rates on loans, interest rates paid on deposits, the possible expansion of branch offices, and the ability to provide securities or trust services. Banks and bank holding companies also are subject to capitalization guidelines set forth in federal legislation and could be subject to enforcement actions to the extent that they are found by regulatory examiners to be undercapitalized. If we acquire control of a bank or bank holding company, we would also be subject to limitations on proprietary trading as well as the sponsoring of or investment in hedge funds and private equity funds under the so-called “Volcker Rule.”

The regulatory environment in which we will operate is subject to modifications and further regulations.

New laws or regulations or changes in the enforcement of existing laws or regulations applicable to us may adversely affect our business, and our ability to function in this environment will depend on our ability to constantly monitor and react to these changes. For example, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was signed into law on July 21, 2010. The Dodd-Frank Act has increased the regulatory burdens and reporting and related compliance costs for banks, investment advisers, broker-dealers, insurance companies, and other types of businesses in the financial services industry. The Dodd-Frank Act also created the Consumer Financial Protection Bureau, a new agency with broad powers to supervise providers of consumer financial services and enforce consumer protection laws. The Dodd-Frank Act is expansive in scope and requires the adoption of extensive regulations and numerous regulatory decisions in order to be implemented. The Dodd-Frank Act may change the operating environment for financial services businesses and the financial markets in general and unpredictable ways.

We cannot predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the operations of any financial services business that we acquire or attempt to acquire.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services firms has been increasing.

After our business combination, our agreements with clients and customers may include provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not be enforceable or otherwise protect us in all cases. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

Financial services firms are subject to numerous conflicts of interest or perceived conflicts of interest. We could be required to adopt various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services industry in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

After the consummation of our initial business combination, we will face strong competition from financial services firms, many of whom have the ability to offer clients a wider range of products and services than we may be able to offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

After consummation of our initial business combination with a target in the financial services industry, we will compete with other firms — both domestic and foreign — on a number of bases, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively. We also will face significant competition as result of a recent trend toward consolidation in this industry. In the past several years, there has been substantial consolidation and convergence among companies in the financial services industry. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking, insurance, brokerage, investment management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services revenue in an effort to gain market share, which could result in pricing pressure on other businesses. We believe, in light of increasing industry consolidation, that competition will continue to increase from providers of financial services products.

The financial services industry has inherent risks, which may affect our net income and revenues.

The financial services business is, by its nature, subject to numerous and substantial risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effect of many factors, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors could affect the stability and liquidity of securities and future markets, and the ability of issuers, other securities firms and counterparties to perform their obligations.

A reduced volume of securities and futures transactions and reduced market liquidity generally results in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading and the failure of counterparties to meet commitments.

For example, if we consummate a business combination with an investment management firm, our business could be expected to generate lower revenue in a market or general economic downturn. Under a typical arrangement for an investment management business, the investment advisory fees we could receive would be based on the market value of the assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•	causing the value of the assets under management to decrease, which would result in lower investment advisory fees;

•	causing negative absolute performance returns for some accounts which have performance-based incentive fees, resulting in a reduction of revenue from such fees; or

•	causing some of our clients to withdraw funds from our investment management business in favor of investments they perceive as offering greater opportunity and lower risk, which also would result in lower investment advisory fees.

Many financial services firms face credit risks which, if not properly managed, could cause revenues and net income to decrease.

Many types of financial services firms, including banks and broker-dealers, lend funds to their customers. Among the risks all lenders face is the risk that some of their borrowers will not repay their loans. The ability of borrowers to repay their obligations may be adversely affected by factors beyond our control, including local and general economic and market conditions. A substantial portion of the loans may be secured by liens on real estate or securities. These same factors may adversely affect the value of real estate and securities as collateral. If we enter into a business combination with a firm that makes loans, we would maintain an allowance for loan losses to reflect the level of losses determined by management to be inherent in the loan portfolio. However, the level of the allowance and the amount of the provisions would only be estimates based on management’s judgment, and actual losses incurred could materially exceed the amount of the allowance or require substantial additional provisions to the allowance, either of which would likely have a material adverse effect on our revenues and net income.

Members of the United States Congress are reviewing the tax laws applicable to investment partnerships, including the taxation of “carried interest,” and these laws could be changed in a manner that materially impacts the asset management sector within the broader asset management industry.

Some members of the United States Congress are considering legislative proposals to treat all or part of the income, including capital gain and dividend income, recognized by an investment partnership and allocable to a partner affiliated with the sponsor of the partnership (i.e. “carried interest”) as ordinary income to such partner for U.S. federal income tax purposes. Depending on the specific provisions, the enactment of any such legislation could materially increase taxes payable by equity holders of certain asset management businesses and/or materially increase the tax liability of asset management businesses and thus reduce the value of their outstanding equity. In the event that we acquire a business in the asset management sector, any such change in the U.S. Federal tax laws may have a material adverse effect on our profitability by increasing our tax liabilities, which could adversely affect the value of our Class A Common Stock.

We may be subject to significant regulatory requirements in connection with our efforts to consummate a business combination with a financial services firm, which may result in our failure to consummate our initial business combination within the required time frame and may force us to liquidate.

Acquisitions of financial services companies are often subject to significant regulatory requirements and consents, and we will not be able to consummate a business combination with certain types of financial services companies without complying with applicable laws and regulations and obtaining required governmental or client consents. For example, if we were to attempt to acquire or acquire control of an investment management firm, we would have to obtain consents of the firm’s investment management clients or enter into new contracts with them, and there is no assurance that we would be able to obtain such consents or enter into new contracts. Similarly, if we were to attempt to acquire or acquire control of a bank or bank holding company, we would be required to obtain approval from one or more of the Federal Banking Agencies and/or state banking commissions. If our acquisition target were an insurance company, state insurance commissioners in the states where the insurance company does business would review an acquisition transaction and could prevent it by withholding their consent. The acquisition of a business in another sector of the financial services industry may require similar approval(s) or consent(s).

We may not receive any such required approvals or consents or we may not receive them in a timely manner, including as a result of factors or matters beyond our control. Satisfying any statutory or regulatory requirements may delay the date of our completion of our initial business combination beyond the required time frame. If we fail to consummate our initial business combination within the required time frame, we may be forced to liquidate.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

We currently maintain our principal executive offices at 999 18th Street, Suite 3000, Denver, Colorado 80202. The cost for this space is included in the $10,000 monthly fee that Berkshire Capital charges us for general and administrative services pursuant to a letter agreement between us and Berkshire Capital dated February 25, 2013. We believe, based on rents and fees for similar services in Denver, Colorado and other Berkshire Capital office locations, that the fee charged by Berkshire Capital is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Class A Common Stock is traded on the NASDAQ Capital Market under the symbol HTWO. The closing price for our Class A Common Stock was $10.25 on March 24, 2014. The following table sets forth the high and low sales prices for our Class A Common Stock for the periods indicated since our Class A Common Stock commenced public trading on March 22, 2013.

	Common Stock
	High	Low
Fiscal 2013:
First Quarter	$10.10	$10.01
Second Quarter	10.50	10.02
Third Quarter	10.21	10.09
Fourth Quarter	10.24	10.14
Fiscal 2014:
First Quarter (through March 24, 2014)	10.34	10.26

Holders

As of March 24, 2014, there were 24 holders of record of our Class A Common Stock. As of March 24, 2014, there was 1 holder of record of our Class B Common Stock.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection with incurring the indebtedness.

Use of Proceeds

For a description of the use of proceeds from our initial public offering, see Item 7. Liquidity and Capital Resources. Generally, the proceeds held in the trust account will not be released to us until the earlier of our completion of an initial business combination or our redemption of 100% of the outstanding public shares upon our failure to consummate a business combination within the required time period. Notwithstanding the foregoing, there can be released to us from the trust account (1) any interest earned on the funds in the trust account that we need to pay our income or other tax obligations and (2) any remaining interest earned on the funds in the trust account that we need for our working capital requirements.

Through March 24, 2014, we have withdrawn no interest income earned on the trust account for our working capital and tax obligations.

Subject to the foregoing, our management has broad discretion with respect to the specific application of the net proceeds of our initial public offering and the Private Placement, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination with one or more businesses or entities. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business

Purchases of Equity Securities by Issuer and Affiliates

ITEM 6.	SELECTED FINANCIAL DATA.

		For the period from
		October 5, 2012
	For the year ended	(inception) through
	December 31, 2013	December 31, 2012
Loss from operations	$(617,585)	$(500)
Net loss	$(518,565)	$(500)
Basic and diluted net loss per common share	$(0.03)	$(0.00)
Cash and cash equivalents	$619,440	$98,990
Cash and investments held in trust account	$184,846,520	$—
Total assets	$185,556,694	$423,227
Common stock subject to possible conversion or tender at conversion value	$173,228,580	$—
Stockholders’ Equity	$12,038,010	$24,520

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this Annual Report on Form 10-K.

Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings, including the risk factors set forth in Part I, Item 1A, above. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company in the development stage, formed in October 2012, whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. We are actively searching for a target business for our initial business combination. If we are unable to consummate our initial business combination on or before September 21, 2014 (or March 21, 2015 if we have executed a letter of intent, agreement in principle or a definitive agreement for an initial business combination before September 21, 2014 but the initial business combination has not been completed by September 21, 2014), we will redeem 100% of the shares sold in our initial public offering for a pro rata portion of the trust account.

We presently have no revenue, have had losses since inception from formation costs and operating costs and have no other operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our directors and initial stockholders to fund our operations.

Critical Accounting Policies

Cash and Cash Equivalents

We consider all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. We maintain our cash deposits with major financial institutions.

Concentration of Credit Risk

We maintain our cash with high credit quality financial institutions. At times, our cash and cash equivalents may be uninsured or in deposit accounts that exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit.

Fair Value of Financial Instruments

We carry our investments at fair value based on quoted market prices, a Level 1 input, which is defined by Accounting Standards Codification (ASC) “Fair Value Measurements and Disclosures” as quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Our investments in U.S. treasury bills are considered trading securities. The increase in fair value subsequent to the purchase of these securities is recorded as interest income.

Net Loss per Share

Net Loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during the period. We do not have any dilutive securities outstanding. As such, basic net loss per share equals dilutive net loss per share for the period. Shares of our Class B Common Stock have no economic rights, other than the right to be redeemed at par value upon liquidation. As such shares of Class B Common Stock are not considered participating securities and therefore not included in the calculation of net loss per share.

Common Stock, Subject to Possible Conversion

We account for our shares of Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. Our shares of Class A Common Stock feature certain redemption rights that are considered by us to be outside of our control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2013, the shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Income Taxes

We account for income taxes under ASC Topic 740 “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.

Our policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. We are currently unaware of any issues under review that could result in significant payments, accruals or material deviations from our position.

Status as Emerging Growth Company

We are an emerging growth company as defined in the JOBS Act. As an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

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

We incurred net losses of $518,565 for the year ended December 31, 2013 and $519,065 for the period from October 5, 2012 (inception) through December 31, 2013. During the year ended December 31, 2013 and also for the period from October 5, 2012 (inception) through December 31, 2013, we earned $99,020 of interest income on the cash and investments held in our trust account . Costs incurred for the year ended December 31, 2013 and for the period from October 5, 2012 (inception) through December 31, 2013 consist primarily of legal and audit fees, Delaware franchise taxes, D&O insurance, administrative expense and travel and entertainment expenses. A summary of these expenses is as follows:

	For the year ended December 31, 2013	For the period from October 5, 2012 (Inception) to December 31, 2012	For the period from October 5, 2012 (Inception) to December 31, 2013
Professional fees	$126,783	$500	$127,283
Franchise taxes	180,603	—	180,603
Insurance	93,226	—	93,226
Administrative expense	93,226	—	93,226
Travel and entertainment	40,123	—	40,123

During the year ended December 31, 2013 and for the period from October 5, 2012 (inception) through December 31, 2013, we incurred $93,226 of administrative expense payable to Berkshire Capital Securities LLC, an affiliate of Messrs. Cameron, Foote and Forth. Until we enter into our initial business combination, we will not have revenues.

Liquidity and Capital Resources

As of December 31, 2013, we had $619,440 of cash on hand and $184,846,520 of cash and short term U.S. treasury securities in the trust account. Funds held in the trust account will be not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the trust account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the trust account may be used for our working capital requirements.

We raised gross proceeds from our initial public offering of $153,000,000 through the sale of 15,300,000 shares of Class A Common Stock at $10.00 per share. After deducting $4,437,000 for the underwriting discount and an additional $800,000 of expenses related to our initial public offering, we received net proceeds from our initial public offering of $147,763,000. Simultaneously with the consummation of our initial public offering, we raised gross proceeds of $14,148,750 through a private placement of 1,414,875 sponsors’ shares to certain of our sponsors at $10.00 per share. After deducting $237,811 in underwriting commissions, including $148,000 paid in cash at the closing of the private placement and $89,811 deferred until, and payable upon, the closing of our initial business combination, we received net proceeds from the private placement of sponsors’ shares of $13,910,939. From the proceeds of our initial public offering and the private placement, we deposited $160,650,000 in the trust account, and we retained the remaining $1,113,750.

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

Upon the closing of our initial public offering and the over-allotment option, $184,747,500 (representing $10.50 per public share sold in our initial public offering, including the over-allotment option), including the proceeds of the private placements of the sponsors’ shares, was deposited in a trust account. The proceeds held in the trust account have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less and/or in money market funds meeting certain conditions.

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

We believe our funds not held in the trust account, plus the interest earned on the trust account balance (net of taxes payable) that will be released to us to fund our working capital requirements, which we anticipate will be approximately $275,000, will be sufficient to allow us to operate from March 21, 2013 until March 21, 2015, assuming that our initial business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices or other locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. During the period from March 21, 2013 through March 21, 2015, we anticipate that we will incur approximately:

•	$400,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of our initial business combination;
•	$200,000 of expenses for the due diligence and investigation of a target business by our officers, directors, Advisory Board members and sponsors;
•	$150,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
•	$240,000 for the payment of the administrative fee to Berkshire Capital Securities LLC (of $10,000 per month for up to 24 months); and
•	$398,750 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2013.

Contractual Obligations

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1+ Years
Fee payable to Berkshire Capital Securities LLC
for office space and general and administrative services	$120,000	$120,000	$26,774
TOTAL	$120,000	$120,000	$26,774

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The net proceeds of our initial public offering and the private placement of the sponsors’ shares deposited in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2013, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Securities Exchange Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2013, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

R. Bruce Cameron	57	Chairman
Richard S. Foote	50	Director, President and Chief Executive Officer
R. Bradley Forth	34	Executive Vice President, Chief Financial Officer and Secretary
Seymour A. Newman	59	Chief Operating Officer
Joseph C. Canavan	51	Director
Oscar J. Junquera	60	Director
Robert H. Zerbst	67	Director

R. Bruce Cameron, CFA. Mr. Cameron has been the Chairman of our Board of Directors since our inception. Mr. Cameron has been the President and Chief Executive Officer of Berkshire Capital Securities LLC, a New York-based investment banking firm, since its formation in May 2004. Mr. Cameron co-founded Berkshire Capital Corporation, the predecessor firm to Berkshire Capital Securities LLC, in 1983 as the first independent investment bank covering the financial services industry, with a focus on investment management and capital markets firms. Mr. Cameron and his partners have advised on over 286 mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management transfer of more than $725 billion and aggregate transaction value in excess of $12.3 billion. From 2005 to 2010, Mr. Cameron was a co-founder and the chairman of the board of directors of Highbury Financial Inc., a publicly traded blank check company that became an investment management holding company. Mr. Cameron is co-chairman of the Investment Committee of Broad Hollow Partners LLC, a partnership formed to pursue principal investments in the investment management industry. Prior to forming Berkshire Capital Corporation, Mr. Cameron was an associate director of Paine Webber Group Inc.’s Strategic Planning Group from 1981 through 1983. Mr. Cameron began his career at Prudential Insurance Company from 1978 through 1980, working first in the Comptroller’s Department and then in the Planning & Coordination Group. Mr. Cameron graduated from Trinity College, where he received a B.A. in Economics, and from Harvard Business School, where he received an M.B.A. Mr. Cameron also attended the London School of Economics. Mr. Cameron is a CFA charterholder and a former treasurer of the New York Society of Security Analysts. Mr. Cameron is a Fellow of the Life Management Institute. He is also a past trustee of the Securities Industry Institute.

We believe Mr. Cameron is well-qualified to serve as a member of our Board of Directors due to his extensive experience in the financial services industry, most recently at Berkshire Capital, business leadership, operational experience, and his prior experience as Chairman of the board of directors for Highbury.

Richard S. Foote, CFA. Mr. Foote has been our President and Chief Executive Officer and a Director since our inception. Mr. Foote has been a managing director of Berkshire Capital Securities LLC since its formation in May 2004 and a managing director, principal and vice president of Berkshire Capital Corporation, since 1994. Mr. Foote is a director of Berkshire Capital and serves on its compensation committee, commitment committee and technology committee. At Berkshire Capital and its predecessor, Mr. Foote has advised on 33 completed mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management transfer of approximately $163 billion and aggregate transaction value of more than $2.4 billion. From 2005 to 2010, Mr. Foote was a co-founder and the president and chief executive officer and a member of the board of directors of Highbury Financial Inc. Mr. Foote is a partner of Broad Hollow Partners LLC, a partnership formed to pursue principal investments in the investment management industry. From 1991 through 1994, Mr. Foote was a co-founder and partner of Knightsbridge Capital Partners, a partnership engaged in investment banking and merchant banking activities. From 1985 to 1991, Mr. Foote was a vice president, an associate, and an analyst in the investment banking division of PaineWebber Incorporated, primarily working on mergers, acquisitions and the issuance of equity and debt securities. Mr. Foote was graduated from Harvard College, cum laude, in 1985 with an A.B. in Economics. Mr. Foote is a CFA charterholder and a member of the CFA Institute, the New York Society of Security Analysts, the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries.

We believe Mr. Foote is well-qualified to serve as a member of the board due to his extensive financial services industry experience, most recently at Berkshire Capital, business leadership, operational experience, and prior experience as president and chief executive officer of Highbury.

R. Bradley Forth, CFA. Mr. Forth has been our Executive Vice President, Chief Financial Officer and Secretary since our inception. Mr. Forth was a director, vice president and associate at Berkshire Capital Securities LLC from its formation in 2004 through 2013 and an associate and analyst at Berkshire Capital Corporation from 2001 to 2004. From 2005 to 2010, Mr. Forth was a co-founder and the executive vice president, chief financial officer and secretary of Highbury Financial Inc. From 2010 to 2013, Mr. Forth was a partner of Broad Hollow Partners LLC, a partnership formed to pursue principal investments in the investment management industry. He graduated from Duke University in 2001 with a B.S. in Economics and a B.A. in Chemistry. Mr. Forth is a CFA charterholder and a member of the CFA Institute and the New York Society of Security Analysts.

Seymour A. Newman, CPA. Mr. Newman has been our Chief Operating Officer since July 2013. Mr. Newman has been the president of SN Consulting LLC, where he provides strategic, financial, and operational consulting to C-suite executives, since 2008. From 2001 to 2008, Mr. Newman served as the Executive Vice President and Chief Financial Officer of ABN AMRO Asset Management Holdings, Inc. an asset management firm. From 1988 to 2001, Mr. Newman worked for Chicago Title & Trust Co. and its affiliate, Alleghany Asset Management, first as the Vice President and Assistant Controller of Chicago Title & Trust Co. (from 1988 to 1996) and then as the Executive Vice President and Chief Financial Officer of Alleghany Asset Management, Inc. (from 1997 to 2001). Mr. Newman began his career at KPMG LLP from 1978 through 1988, beginning as a Senior Accountant before becoming a Manager and Senior Manager. He graduated from Cornell University in 1976, where he received a B.A. in Economics, and from Northwestern University, Kellogg School of Management in 1978, with an M.B.A. in Accounting and Finance. Mr. Newman is a licensed CPA, a FINRA Neutral Arbitrator and a Chicago Regional Board Member of Financial Executives International.

Joseph C. Canavan. Mr. Canavan has been a Director since February 2013. Since January 2010, Mr. Canavan has been Chief Executive Officer of Canavan Capital, a personal investment company. Mr. Canavan was Chairman and Chief Executive Officer of Assante Wealth Management, a wealth management company, and United Financial Corporation, an asset management firm affiliated with Assante Wealth Management, from November 2003 until November 2009. Prior to joining Assante Wealth Management, Mr. Canavan was the President and CEO of Synergy Asset Management, a wealth management company he founded in December 1997. In 1994, Mr. Canavan launched GT Global (Canada), a mutual fund company, and served as its Chief Executive Officer until 1997. From 1989 until 1994, Mr. Canavan was a Vice President and Director of National Sales with Fidelity Investments. Mr. Canavan began his career as a financial advisor with Burns Fry Ltd. Mr. Canavan serves on the boards of directors of the following non-profit organizations: the Children’s Aid Foundation, of which he is Chairman and Interim Chief Executive Officer, The Next 36, the Fraser Institute, Kids and Company, Brandprotect, and the Kira Talent. Mr. Canavan has a Bachelor of Business Administration from Concordia University and has completed Harvard University’s three-year executive management program for owners and presidents of companies.

We believe Mr. Canavan is well-qualified to serve as a member of the board due to his extensive experience in the management and operation of wealth management companies and his business leadership experience.

Oscar J. Junquera. Mr. Junquera has been a Director since February 2013. Mr. Junquera is the founder and Managing Partner of PanMar Capital llc, a private equity and investment banking firm specializing in the financial services sector, which he founded in 2008. Mr. Junquera started his career with Blyth Eastman Paine Webber in 1980 as an Associate in the Investment Banking Division. He was appointed Managing Director in 1988, Group Head—Financial Institutions in 1990, and a member of the Investment Banking Executive Committee in 1995, subsequent to the firm’s acquisition of Kidder, Peabody & Co. Upon the sale of PaineWebber Group to UBS AG in 2000, Mr. Junquera was appointed Global Head of Asset Management Investment Banking and held that position until 2007. He was responsible for establishing and building the bank’s franchise with mutual fund, institutional, high net worth and alternative asset management firms, as well as banks, insurance and financial services companies active in asset management. Mr. Junquera is a director of North Star Realty Finance Corp. and Toroso Investments LLC. Mr. Junquera holds a B.S. from the University of Pennsylvania’s Wharton School and an M.B.A. from Harvard Business School. He is on the Board of Trustees of the Long Island Chapter of the Nature Conservancy and is a Patron/Contributor to the Boys Club of New York, Lenox Hill Neighborhood House and the Museum of the City of New York.

We believe Mr. Junquera is well-qualified to serve as a member of the board due to his extensive experience in investment banking, principal investing in the financial services industry and his management and business leadership experience.

Robert H. Zerbst. Mr. Zerbst has been a Director since February 2013. Mr. Zerbst retired as Chairman of CBRE Global Investors, a global investment company and real estate investment manager in 2009, a position he had held since 2007. He continues to serve as a member of the investment committee of Global Multi Manager, a fund of funds, of CBRE Global Investors. From 1998 until 2007, he was Chief Executive Officer of CBRE Global Investors. Mr. Zerbst joined CB Richard Ellis Investors (now CBRE Global Investors) as president in 1997. In 1981, Mr. Zerbst founded and served as Chief Executive Officer of Piedmont Realty Advisors, a real estate investment manager, and became a partner in The RREEF Funds when Piedmont Realty Advisors merged with The RREEF Funds in 1991. Mr. Zerbst is a director of Digital Realty Trust, a New York Stock Exchange listed realty trust. Mr. Zerbst serves as Chairman of Overseas Investor Services, LLC, a company that provides to foreign investors services relating to investments in United States real estate. Mr. Zerbst is a past Chairman of the National Association of Real Estate Investment Managers and member of the board of the National Council of Real Estate Investment Fiduciaries. Mr. Zerbst is a member of the World Affairs Council of Northern California, Asia Society, the Policy Advisory Board of the Fisher Center at the University of California at Berkeley, Trustee of the San Francisco Conservatory of Music and a former member of the Real Estate Round Table. Mr. Zerbst holds a B.A. from Miami University and an M.A. in Economics, an M.B.A. and a Ph.D. in Finance and Real Estate Economics from Ohio State University.

We believe Mr. Zerbst is well-qualified to serve as a member of the board due to his extensive experience in the financial services industry and, in particular, the investment management industry, and his management and business leadership experience.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Canavan and Mr. Zerbst, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of R. Bruce Cameron and Mr. Junquera, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Richard S. Foote, will expire at the third annual meeting. There are no family relationships among any of our directors and officers.

Audit Committee

We have an audit committee of the board of directors, which consists of our three independent directors, Messrs. Canavan, Junquera and Zerbst, each of whom is an independent director. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•	approving reimbursement of expenses incurred by our management team and Advisory Board members in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Junquera qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating and Governance Committee

We have a nominating and governance committee of the board of directors, which consists of our three independent directors, Messrs. Canavan, Junquera and Zerbst. The nominating and governance committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating and governance committee considers persons identified by its members, management, stockholders and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees for director, which are specified in our Nominating and Governance Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The nominating and governance committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and governance committee does not distinguish among nominees recommended by stockholders and other persons.

Advisory Board

We have an Advisory Board to assist us in developing potential acquisition targets and evaluating such targets’ business strategies and operations. The five members of our advisory board are Thomas J. Healey, John C. Hagerty, Randall S. Yanker, T. Robert Burke and Kenneth L. Rilander, each of whom is one of our sponsors or affiliated with an entity that is one of our sponsors. The five members of our Advisory Board are individuals who we believe have significant investment, operational and advisory experience in the financial services industry. Unlike our directors, members of our Advisory Board do not participate in managing our operations. In addition, unlike our officers and directors who, under Delaware law, owe fiduciary duties to us and our stockholders, our Advisory Board members do not owe any fiduciary duties to us or our stockholders and do not have a duty to present business opportunities to us. We have no formal arrangement or agreement with these individuals that require them to provide services to us and accordingly, they have no contractual obligations to present business opportunities to us. They provide advice, insights, contacts and other assistance to us based on their industry experience and involvement in areas of activity that are strategic to us at our request, only if they are able to do so. We engage with our Advisory Board members through individual meetings, phone conferences and periodic group meetings to discuss our strategy and industry trends. Our Advisory Board members do not participate in our business in any other manner. Each of the Advisory Board members has entered into a written agreement with us to maintain in confidence information regarding our company that he has learned through his participation as an Advisory Board member and not to make (or enter into any negotiations or agreement to make), directly or indirectly, including through any affiliate, any acquisition of the assets or equity of any target business or businesses that we are considering that he first becomes aware of through his participation as an Advisory Board member (unless we have decided not to pursue a transaction with the target business or businesses).

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our executive officers, directors and employees. The code of business conduct and ethics codifies the business and ethical principles that govern all aspects of our business. A complete copy of our code of business conduct and ethics is available on our website at www.hf2financial.com under the Governance section.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•	None of our officers and directors is required to commit his full time to our affairs and, accordingly, they will have conflicts of interest in allocating their time among various business activities. The amount of time our officers and directors commit to our affairs will vary on a week to week basis.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	In light of our managements’ involvement with other financial services companies, including Berkshire Capital, and our focus on consummating a business combination with one or more operating businesses in the financial services industry, we may decide to acquire one or more businesses affiliated with our management, sponsors or with clients of Berkshire Capital. Potential conflicts of interest may exist, and as a result, the terms of the business combination may not be as advantageous to our public stockholders as it would be absent any conflicts of interest.

•	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. However, our officers have agreed not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination on or before September 21, 2014 (or March 21, 2015 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination on or before September 21, 2014 but the initial business combination has not been completed by September 21, 2014).

•	Unless we consummate our initial business combination, our officers, directors, Advisory Board members and sponsors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the sum of the amount of available proceeds not deposited in the trust account, the amount of interest income from the trust account that will be released to us as working capital and the proceeds of any debt or equity financing provided them.

•	The founders’ shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, our officers and directors will not receive liquidation distributions with respect to any of their founders’ shares or sponsors’ shares. Furthermore, our officers and directors have agreed that the sponsors’ shares will not be sold or transferred by them until 30 days after we have completed our initial business combination. The personal and financial interests of our directors and officers will influence their motivation in, and our officers and directors will have a conflict of interest with respect to, the timely identification and selection of a target business or businesses and the determination of whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

•	A target business may require that the shares of Class B Common Stock held in the HF2 Class B Trust be transferred to the owners or employees of the target business. Our management team may have a conflict of interest in pursuing a target business that requires the transfer of the Class B Common Stock as compared to a target business that does not require the transfer of the Class B Common Stock.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. The above mentioned conflicts may not be resolved in our favor.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2013, all reports required to be filed by our officers, directors and persons who own more than ten percent of a registered class of our equity securities were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of our initial public offering through our initial business combination, we will pay Berkshire Capital Securities LLC, an affiliate of Messrs. Cameron, Foote and Forth, a fee of $10,000 per month for providing us with general and administrative services including office space, utilities and secretarial support. This arrangement, however, is solely for our benefit and is not intended to provide Messrs. Cameron, Foote and Forth compensation in lieu of a salary. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting and other similar fees, will be paid to our sponsors, Advisory Board members, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). Such individuals, however, will receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. We cannot estimate the amount of reasonable out-of-pocket expenses that will be reimbursed to our sponsors, officers, directors, Advisory Board members or their affiliates because such amount will depend on a number of factors including the number of potential target businesses we identify and diligence, the breadth of due diligence we conduct on target businesses, the extent of travel and other expenses incurred in the diligence process and the length of time it takes to consummate an initial business combination with any potential target business. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such out-of-pocket expenses exceed the $1,113,750 of the proceeds initially available and not deposited in the trust account and interest income on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by SEC rules.

Since our formation, we have not granted any stock options or stock appreciation rights or any other awards under long-term incentive plans to any of our executive officers or directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of Class A Common Stock and Class B Common Stock as of March 24, 2014 by:

• each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A Common Stock or Class B Common Stock;

• each of our officers and directors and Advisory Board members; and

• all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock or Class B Common Stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Shares
HF2 Class B Trust	0	0.0%	20,000,000	100.0%
Officers
R. Bruce Cameron(2)	770,897	3.3%	0	0.0%
Richard S. Foote	0	0.0%	0	0.0%
R. Bradley Forth	246,923	1.0%	0	0.0%
Seymour A. Newman	51,000	0.2%	0	0.0%
Directors
Joseph C. Canavan	100,529	0.4%	0	0.0%
Oscar J. Junquera(3)	83,774	0.4%	0	0.0%
Robert H. Zerbst	33,510	0.1%	0	0.0%
Advisory Board
Robert T. Burke(4)	502,643	2.1%	0	0.0%
John C. Hagerty(5)	1,003,878	4.3%	0	0.0%
Thomas J. Healey	0	0.0%	0	0.0%
Kenneth L. Rilander(6)	418,869	1.8%	0	0.0%
Randall S. Yanker(7)	2,063,683	8.7%	0	0.0%
5% Holders
AQR Capital Management, LLC(8)	1,456,830	6.2%	0	0.0%
Bulldog Investors(9)	1,413,351	6.0%	0	0.0%
Davidson Kempner Capital Management LLC(10)	1,300,000	5.5%	0	0.0%
Fir Tree Inc.(11)	1,215,000	5.2%	0	0.0%
Polar Securities, Inc.(12)	1,448,700	6.1%	0	0.0%
TD Asset Management(13)	1,500,000	6.4%	0	0.0%
Weiss Asset Management LP(14)	1,200,000	5.1%	0	0.0%
All directors and executive officers as a group (seven individuals)	1,286,633	5.5%	20,000,000	100.0%

(1)	Unless otherwise indicated, the business address of each person is c/o HF2 Financial Management Inc., 999 18th Street, Suite 3000, Denver, Colorado 80202.

(2)	Includes 742,772 shares held by Broad Hollow Investors LLC and 28,125 shares held by Broad Hollow LLC. TartanFarm Corp. is the managing member of Broad Hollow LLC and Broad Hollow Investors LLC. Mr. Cameron is the President of TartanFarm Corp. and has voting and dispositive power over these shares.

(3)	Includes 83,774 shares held by PanMar Capital llc. Mr. Junquera is the Managing Partner of PanMar Capital llc and has voting and dispositive power over these shares.

(4)	All of the shares reported are held by the Burke Family Trust. T. Robert Burke is the trustee of the Burke Family Trust and has voting and dispositive power over these shares. The business address of T. Robert Burke is 333 Infantry Terrace, San Francisco, California 94129.

(5)	Includes 501,939 shares held by each of Healey Associates LLC and Healey Family Foundation. John C. Hagerty is the manager of Healey Associates LLC and a Trustee of Healey Family Foundation and has voting and dispositive power over the shares held by Healey Associates LLC and shared voting and dispositive power over the shares held by the Healey Family Foundation. The business address of John C. Hagerty is c/o Healey Development LLC, 310 South Street, Morristown, New Jersey 07960.

(6)	Includes 418,869 shares held by Parsifal Partners B, LP. Kenneth L. Rilander has voting and dispositive power over these shares. The business address of Mr. Rilander is 521 Fifth Avenue, 30th Floor, New York, New York 10175.

(7)	As reported on Schedule 13G filed with the SEC on April 4, 2013, Randall Yanker has sole voting and sole dispositive power over the following shares: 378,656 shares held by Mr. Yanker, 37,866 shares held by Jeffrey J. Hodgman, 1,135,973 shares held by NAR Special Global, LLC, 189,329 shares held by Thomas Maheras, 151,463 shares held by Daniel T. Smythe, 94,664 shares held by Ramnarain Jaigobind, 37,866 shares held by Paul D. Schaeffer, 18,933 shares held by Dickinson Investments LLC and 18,933 shares held by SC-NGU LLC. The business address of Randall Yanker is c/o Alternative Asset Managers L.P., Two Grand Central Tower, 140 E. 45th Street, 16th Floor, New York, NY 10017.

(8)	As reported on Schedule 13G filed with the SEC on February 11, 2014, AQR Capital Management, LLC has shared voting and shared dispositive powers over 1,456,830 shares. The business address of AQR Capital Management LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830

(9)	As reported on Schedule 13D/A filed with the SEC on November 4, 2013 by Bulldog Investors, LLC (f/k/a Brooklyn Capital Management, LLC), Phillip Goldstein, Andrew Dakos, and Steven Samuels and Schedule 13D/A filed with the SEC on November 4, 2013 by Opportunity Partners, LP, Calapasas West Partners, LP, Full Value Special Situations Fund, LP, Full Value Offshore Fund, Ltd., Full Value Partners, LP, Opportunity Income Plus Fund, LP, MCM Opportunity Partners, LP, and Bulldog Investors General Partnership (collectively, the “Bulldog Investors Group of Funds”). Bulldog Investors, LLC has voting and dispositive power over 1,413,351 shares. These 1,413,351 shares include 1,121,454 shares that are beneficially owned by the Bulldog Investors Group of Funds over which Messrs. Goldstein, Dakos and Samuels exercise control. Bulldog Investors Group of Funds may be deemed to constitute a group. The other 291,897 shares beneficially owned by Bulldog Investors, LLC are also beneficially owned by clients of Bulldog Investors, LLC. The business address of Bulldog Investors, LLC, Andrew Dakos, Phillip Goldstein, Steven Samuels and the Bulldog Group of Funds is Park 80 West, 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663.

(10)	As reported on Schedule 13G filed with the SEC on March 29, 2013. Davidson Kempner Partners has shared voting and dispositive power over 231,530 shares. Davidson Kempner Institutional Partners L.P. has shared voting and dispositive power over 535,080 shares. Davidson Kempner International, Ltd. has shared voting and dispositive power over 533,390 shares. Each of Davidson Kempner Capital Management LLC, Thomas L. Kempner Jr., and Stephen M. Dowicz has shared voting and dispositive power over 1,300,000 shares. The business address of Davidson Kempner Partners is 65 E 55th Street, 19th Floor, New York, NY 10022..

(11)	As reported on Schedule 13G filed with the SEC on February 13, 2014, Fir Tree Inc. has sole voting and sole dispositive power over 1,215,000 shares. The business address of Fir Tree Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(12)	As reported on Schedule 13G/A filed with the SEC on February 14, 2014, Polar Securities Inc. and North Pole Capital Master Fund have shared voting and shared dispositive power over 1,448,700 shares. The business address of Polar Securities Inc. and North Pole Capital Master Fund is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4 Canada.

(13)	As reported on Schedule 13G filed with the SEC on February 13, 2014, TD Asset Management Inc. has sole voting and sole dispositive power over 1,500,000 shares. The business address of TD Asset Management Inc. is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario M5J 2T2 Canada.

(14)	As reported on Schedule 13G filed with the SEC on February 12, 2014, Weiss Asset Management LP, WAM GP LLC, and Andrew M. Weiss PH.D. have shared voting and shared dispositive power over 1,200,000 shares. The business address of Weiss Asset Management LP, WAM GP LLC, and Andrew M. Weiss PH.D. is 222 Berkeley Street, 16th Floor, Boston, MA 02116.

Our sponsors beneficially own approximately 35.4% of the issued and outstanding shares of Class A Common Stock. Because of the ownership block held by our sponsors, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our amended and restated certificate of incorporation provides that the shares of Class B Common Stock held in the HF2 Class B Trust will not be transferred, assigned or sold prior to the consummation of our initial business combination or our dissolution.

On the date of our initial public offering, the founders’ shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, the founders’ shares will not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination (1) with respect to 50% of the founders’ shares, the last sales price of our Class A Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and, with respect to the remaining 50% of the founders’ shares, the last sales price of our Class A Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

During the escrow period, the holders of the founders’ shares will not be able to sell or transfer their securities except (1) transfers to other holders of founders’ shares, to our officers, directors and employees, to a holder’s affiliates or to its members upon its liquidation, (2) transfers to relatives and trusts for estate planning purposes, (3) transfers by virtue of the laws of descent and distribution upon death, (4) transfers pursuant to a qualified domestic relations order or (5) transfers by private sales made in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be. If dividends are declared and payable in shares of Class A Common Stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founders’ shares.

The sponsors’ shares are identical to the shares sold in our initial public offering, except that our sponsors have agreed not to transfer, assign or sell any of the sponsors’ shares until 30 days after the completion of our initial business combination (except to certain permitted transferees) and the sponsors’ shares will not participate in the redemption of the public shares in the event that we do not consummate an initial business combination within the required time period. The permitted transfers referred to above include (1) transfers to other holders of sponsors’ shares, to our officers, directors and employees, to a holder’s affiliates or to its members upon its liquidation, (2) transfers to relatives and trusts for estate planning purposes, (3) transfers by virtue of the laws of descent and distribution upon death, (4) transfers pursuant to a qualified domestic relations order or (5) transfers by private sales made in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be.

Equity Compensation Plans

As of December 31, 2013, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In connection with the organization of the Company, on December 5, 2012, a total of 4,255,000 shares of the Company’s Class A Common Stock were sold to certain of the sponsors at a price of approximately $0.005875 per share for an aggregate of $25,000. We refer to these shares as the founders’ shares. On February 26, 2013, the Company repurchased 1,320,707 founders’ shares from certain of the sponsors at the original sale price of approximately $0.005875 per share for an aggregate price of $7,760. On the same date, the Company also sold 1,464,457 founders’ shares to certain existing and new sponsors at the same price of approximately $0.005875 per share for an aggregate price of $8,605.

The founders’ shares are identical to the shares of Class A Common Stock sold in our initial public offering. However, our sponsors have agreed (A) to vote their founders’ shares and any public shares acquired in or after our initial public offering in favor of any proposed initial business combination, and (B) not to convert any founders’ shares in connection with a stockholder vote to approve our proposed initial business combination. Additionally, our sponsors have agreed not to transfer, assign or sell any of the founders’ shares (except to certain permitted transferees) until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination (1) with respect to 50% of the founders’ shares, the last sales price of our Class A Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and, with respect to the remaining 50% of the founders’ shares, the last sales price of our Class A Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our holders of Class A Common Stock having the right to exchange their shares of Class A Common Stock for cash, securities or other property. The founders’ shares will not participate in the redemption of our public shares in the event that we do not consummate an initial business combination within the required time period.

On March 22, 2013, our sponsors purchased, pursuant to a written subscription agreement, an aggregate of 1,414,875 shares of Class A Common Stock at a price of $10.00 per share from us. We refer to these shares as the sponsors’ shares. These purchases took place on a private placement basis simultaneously with the consummation of our initial public offering. On April 1, 2013, our sponsors purchased an additional 183,525 sponsors’ shares at a price of $10.00 per share from us. These purchases took place on a private placement basis simultaneously with the consummation of the underwriters’ over-allotment option related to our initial public offering.

The sponsors’ shares are identical to the shares sold in our initial public offering. However, our sponsors have agreed (A) to vote their sponsors’ shares in favor of any proposed initial business combination, and (B) not to convert any sponsors’ shares in connection with a stockholder vote to approve our proposed initial business combination. Additionally, our sponsors have agreed not to transfer, assign or sell any of the sponsors’ shares (except to certain permitted transferees) until 30 days after the completion of our initial business combination. The sponsors’ shares will not participate in the redemption of our public shares in the event that we do not consummate an initial business combination within the required time period.

In December 2012, Mr. Cameron purchased an aggregate of 20,000,000 shares of Class B Common Stock for an aggregate purchase price of $20, or $0.000001 per share, which is the per share par value. Mr. Cameron has contributed the shares of Class B Common Stock to the HF2 Class B Trust. Wilmington Trust, National Association serves as administrative trustee of the HF2 Class B Trust. Shares of our Class B Common Stock are entitled to ten votes per share and will vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our common stock for a vote. Shares of our Class B Common Stock have no economic rights (other than the right to be redeemed at par value upon a liquidation) and therefore have no rights to any of the proceeds held in the trust account.

In order to meet our working capital needs, our sponsors, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, the notes may be converted into shares of common stock at a price of $10.00 per share. If we do not complete a business combination, the loans will be forgiven.

The holders of our founders’ shares, as well as the holders of the sponsors’ shares and any shares our sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into on March 21, 2013. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the founders’ shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the sponsors’ shares or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to our initial public offering, certain of our sponsors, officers and directors had loaned to us an aggregate of $200,000 to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of (i) December 5, 2013, (ii) the date on which we consummated our initial public offering or (iii) the date on which we determined to not proceed with our initial public offering. We repaid these loans from the proceeds of our initial public offering that were not placed in the trust account.

Commencing on the effective date of our initial public offering through our initial business combination, we have agreed to pay Berkshire Capital Securities LLC, an affiliate of Messrs. Cameron, Foote and Forth, a fee of $10,000 per month for providing us with general and administrative services including office space, utilities and secretarial support. This arrangement, however, is solely for our benefit and is not intended to provide Messrs. Cameron, Foote and Forth compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Denver metropolitan area, that the fee charged by Berkshire Capital Securities LLC is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, have been, or will be, paid to any of our sponsors, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates are and will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Business Conduct and Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of Class A Common Stock, or (c) immediate family member of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest arises when a person takes actions or has interests that may make it difficult to perform his work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to complete annually a directors’ and officers’ questionnaire that elicits information about related party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or sponsors including (1) an entity in which any of the foregoing or their affiliates are currently passive investors, (2) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (3) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained (i) an opinion from an independent investment banking firm which is a member of FINRA that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors. Furthermore, in no event will any of our sponsors, Advisory Board members, members of our management team or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is) other than the $10,000 administrative service fee charged by Berkshire Capital, repayment of the loans from our officers, directors and Advisory Board members in the aggregate amount of $200,000 and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence in connection with our business combinations.

Director Independence

Currently, Joseph C. Canavan, Oscar J. Junquera and Robert H. Zerbst would each be considered an “independent director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship, which, in the opinion of a company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors have regularly scheduled meetings at which only independent directors are present.

We will only enter into an initial business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of McGladrey LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to McGladrey LLP for services rendered.

Audit Fees

During the year ended December 31, 2013 and the period from October 5, 2012 (inception) through December 31, 2012, fees for our independent registered public accounting firm were $46,029 and 30,000, respectively.

Audit-Related Fees

During the year ended December 31, 2013 audit related fees from our independent registered public accounting firm was $26,500, primarily relating to services performed in connection with our initial public offering. There were no audit-related fees for the period from October 5, 2012 (inception) through December 31, 2012.

Tax Fees

During the year ended December 31, 2013 and the period from October 5, 2012 (inception) through December 31, 2012, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the year ended December 31, 2013 and the period from October 5, 2012 (inception) through December 31, 2012, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since the formation of our audit committee was not effective until March 21, 2013, our audit committee did not pre-approve any of the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified by our board of directors. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Exhibit	Filing Date

1.1	Merger and Acquisition Agreement by and among HF2 Financial Management Inc., EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P.	By Reference	8-K	1.1	March 27, 2013
3.1	Amended and Restated Certificate of Incorporation	By Reference	8-K	3.1	March 27, 2013
3.2	Amended By-Laws	By Reference	S-1/A	3.3	February 26, 2013
4.1	Specimen Class A Common Stock Certificate	By Reference	S-1/A	4.1	March 18, 2013
4.2	Specimen Class B Common Stock Certificate	By Reference	S-1/A	4.2	February 26, 2013
10.1	Letter Agreement from R. Bruce Cameron	By Reference	8-K	10.1	March 27, 2013
10.2	Letter Agreement from Richard S. Foote	By Reference	8-K	10.2	March 27, 2013
10.3	Letter Agreement from R. Bradley Forth	By Reference	8-K	10.3	March 27, 2013
10.4	Letter Agreement from Joseph C. Canavan	By Reference	8-K	10.4	March 27, 2013
10.5	Letter Agreement from Oscar J. Junquera and PanMar Capital llc	By Reference	8-K	10.5	March 27, 2013
10.6	Letter Agreement from Robert H. Zerbst	By Reference	8-K	10.6	March 27, 2013
10.7	Letter Agreement from Broad Hollow LLC	By Reference	8-K	10.7	March 27, 2013
10.8	Letter Agreement from Broad Hollow Investors LLC	By Reference	8-K	10.8	March 27, 2013
10.9	Letter Agreement from Bulldog Investors	By Reference	8-K	10.9	March 27, 2013
10.10	Letter Agreement from Burke Family Trust	By Reference	8-K	10.10	March 27, 2013
10.11	Letter Agreement from Dickinson Investments LLC	By Reference	8-K	10.11	March 27, 2013
10.12	Letter Agreement from Foote Family Trust	By Reference	8-K	10.12	March 27, 2013
10.13	Letter Agreement from John C. Hagerty, Thomas J. Healey, Healey Associates LLC and Healey Family Foundation	By Reference	8-K	10.13	March 27, 2013
10.14	Letter Agreement from Jeffrey J. Hodgman	By Reference	8-K	10.14	March 27, 2013

10.15	Letter Agreement from Ramnarain Jaigobind	By Reference	8-K	10.15	March 27, 2013
10.16	Letter Agreement from Thomas Maheras	By Reference	8-K	10.16	March 27, 2013
10.17	Letter Agreement from NAR Special Global, LLC	By Reference	8-K	10.17	March 27, 2013
10.18	Letter Agreement from Kenneth L. Rilander and Parsifal Partners B, LP	By Reference	8-K	10.18	March 27, 2013
10.19	Letter Agreement from Paul D. Schaeffer	By Reference	8-K	10.19	March 27, 2013
10.20	Letter Agreement from SC-NGU LLC	By Reference	8-K	10.20	March 27, 2013
10.21	Letter Agreement from Daniel T. Smythe	By Reference	8-K	10.21	March 27, 2013
10.22	Letter Agreement from White Sand Investor Group, LP	By Reference	8-K	10.22	March 27, 2013
10.23	Letter Agreement from Randall S. Yanker	By Reference	8-K	10.23	March 27, 2013
10.24	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant	By Reference	S-1/A	10.2	February 26, 2013
10.25	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and holders of Founders’ shares	By Reference	S-1/A	10.3	February 26, 2013
10.26	Escrow Agreement among the Registrant, Bingham McCutchen LLP and holders of Sponsors’ shares	By Reference	S-1/A	10.4	March 18, 2013
10.27	Form of Promissory Note issued to each of Broad Hollow Investors LLC, Broad Hollow LLC, Healey Associates LLC, Healey Family Foundation, Randall S. Yanker, Burke Family Trust, Parsifal Partners B, LP, PanMar Capital llc., NAR Special Global, LLC, Thomas Maheras, Daniel T. Smythe, Ramnarain Jaigobind, Paul D. Schaeffer, Dickinson Investments LLC, SC-NGU LLC, Jeffrey J. Hodgman, Robert H. Zerbst and Joseph C. Canavan	By Reference	S-1/A	10.5	March 21, 2013
10.28	Form of Registration Rights Agreement among the Registrant and the holders of Founders’ shares and Sponsors’ Shares	By Reference	S-1/A	10.6	March 21, 2013
10.29	Form of Subscription Agreement between the Registrant and each of Bulldog Investors and White Sand Investor Group, LP	By Reference	S-1/A	10.7	February 26, 2013
10.30	Form of Subscription Agreement between the Registrant and each of Broad Hollow Investors LLC, Broad Hollow LLC, Sally H. Foote, Healey Associates LLC, Healey Family Foundation, Randall S. Yanker, Burke Family Trust, Parsifal Partners B, LP, PanMar Capital llc, R. Bradley Forth, NAR Special Global, LLC, Thomas Maheras, Daniel T. Smythe, Ramnarain Jaigobind, Paul D. Schaeffer, Dickinson Investments LLC, SC-NGU LLC, Jeffrey J. Hodgman, Robert H. Zerbst and Joseph C. Canavan	By Reference	S-1/A	10.8	February 26, 2013
10.31	Subscription Agreement between the Registrant and R. Bruce Cameron for the purchase of 20,000,000 shares of Class B Common Stock	By Reference	S-1/A	10.9	January 29, 2013
10.32	Trust Agreement for the HF2 Class B Trust among the Registrant, Wilmington Trust, National Association and R. Bruce Cameron	By Reference	S-1/A	10.10	February 26, 2013
10.33	Administrative Services Agreement between the Registrant and Berkshire Capital Securities	By Reference	S-1/A	10.11	March 18, 2013
10.34	Form of Right of First Review Agreement between the Registrant and Berkshire Capital Securities LLC, Broad Hollow Partners LLC, Broad Hollow Investors LLC, Broad Hollow LLC, R. Bruce Cameron, Richard S. Foote and R. Bradley Forth	By Reference	S-1/A	10.12	February 26, 2013

10.35	Form of Non-Disclosure Agreement between Registrant and each of Thomas J. Healey, John C. Hagerty, Randall S. Yanker, T. Robert Burke and Kenneth L. Rilander	By Reference	S-1/A	10.13	February 26, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2014.

HF2 FINANCIAL MANAGEMENT INC.

By:	/s/ Richard S. Foote
Richard S. Foote
President, Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ R. Bruce Cameron	Chairman of the Board	March 31, 2014
R. Bruce Cameron

/s/ Richard S. Foote	President, Chief Executive Officer and Director	March 31, 2014
Richard S. Foote

/s/ R. Bradley Forth	Exec V.P., Chief Financial Officer & Secretary	March 31, 2014
R. Bradley Forth	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph C. Canavan	Director	March 31, 2014
Joseph C. Canavan

/s/ Oscar J. Junquera	Director	March 31, 2014
Oscar J. Junquera

/s/ Robert H. Zerbst	Director	March 31, 2014
Robert H. Zerbst

HF2 FINANCIAL MANAGEMENT INC.

(A Company in the Development Stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

of HF2 Financial Management Inc.

We have audited the accompanying balance sheets of HF2 Financial Management Inc. (a company in the development stage) (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2013, the period from October 5, 2012 (inception) through December 31, 2012 and the period from October 5, 2012 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of HF2 Financial Management Inc. (a company in the development stage), as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, for the period from October 5, 2012 (inception) through December 31, 2012, and the period from October 5, 2012 (inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company may face mandatory liquidation by September 21, 2014 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

McGladrey LLP

New York, NY

March 31, 2014

HF2 Financial Management Inc.

(A Company in the Development Stage)

BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current assets
Cash	$619,440	$98,990
Prepaid expenses	90,734	—
Total current assets	710,174	98,990

Cash and investments held in Trust Account	184,846,520	—
Deferred offering costs	—	324,237
Other non-current assets	—	—
Total assets	$185,556,694	$423,227

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued offering expenses	$—	$248,207
Accrued operating expenses (including amounts due to related parties of $8,219 at December 31, 2013)	8,644	500
Accrued franchise taxes	180,000	—
Notes payable to stockholders	—	150,000
Total current liabilities	188,644	398,707
Deferred commissions	101,460	—
Total liabilities	290,104	398,707
Commitments and contingencies

Common Stock, subject to possible conversion, 16,497,960 and 0 shares at conversion value, respectively	173,228,580	—

Stockholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 7,094,190 shares (excluding 16,497,960 shares subject to possible conversion) issued and outstanding at December 31, 2013 and 4,255,000 shares issued and outstanding as of December 31, 2012	709	425
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	12,556,346	24,575
Deficit accumulated during the development stage	(519,065)	(500)
Total Stockholders’ Equity	12,038,010	24,520
Total Liabilities and Stockholders’ Equity	$185,556,694	$423,227

The accompanying notes are an integral part of these financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

STATEMENTS OF OPERATIONS

		For the period from	For the period from
		October 5, 2012	October 5, 2012
	For the year ended	(Inception) to	(Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Operating Expenses
Professional fees	$126,783	$500	$127,283
Franchise taxes	180,603	—	180,603
Insurance	93,226	—	93,226
Administrative expense	93,226	—	93,226
Travel and entertainment	40,123	—	40,123
Other	83,624	—	83,624
Loss from operations	(617,585)	(500)	(618,085)

Interest income	99,020	—	99,020

Net loss	$(518,565)	$(500)	$(519,065)
Weighted average number of shares outstanding	19,066,447	4,255,000	15,616,199
Net loss per share, basic and diluted	$(0.03)	$(0.00)	$(0.03)

The accompanying notes are an integral part of these financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During the
	Class A Common Stock		Class B Common Stock		Paid-In	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Issuance of Class B Common Stock to initial stockholder on December 3, 2012 at $0.000001 per share	—	$—	20,000,000	$20	$—	$—	$20
Issuance of Class A Common Stock to initial stockholders on December 5, 2012 at $0.005875 per share	4,255,000	425	—	—	24,575	—	25,000
Net loss for the period						(500)	(500)
Balance at December 31, 2012	4,255,000	425	20,000,000	20	24,575	(500)	24,520
Issuance of Class A Common Stock to initial stockholders on February 26, 2013 at $0.005875 per share	1,464,457	147	—	—	8,458	—	8,605
Repurchase of Class A Common Stock from initial stockholders on February 26, 2013 at $0.005875 per share	(1,320,707)	(132)	—	—	(7,628)	—	(7,760)
Issuance of Class A Common Stock to initial stockholders on March 27, 2013 at $10.00 per share, net of commissions	1,414,875	142	—	—	13,910,797	—	13,910,939
Issuance of Class A Common Stock to public stockholders on March 27, 2013 at $10.00 per share, net of underwriting discount and offering expenses	15,300,000	1,530	—	—	147,761,470	—	147,763,000
Issuance of Class A Common Stock to initial stockholders on April 1, 2013 at $10.00 per share, net of commissions	183,525	19	—	—	1,801,382	—	1,801,401
Issuance of Class A Common Stock to public stockholders on April 1, 2013 at $10.00 per share, net of underwriting discount	2,295,000	230	—	—	22,284,220	—	22,284,450
Proceeds subject to possible conversion of 16,497,960 shares		(1,652)	—	—	(173,226,928)	—	(173,228,580)
Net loss for the period						(518,565)	(518,565)
Balance at December 31, 2013	23,592,150	$709	20,000,000	$20	$12,556,346	$(519,065)	$12,038,010

The accompanying notes are an integral part of these financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

STATEMENTS OF CASH FLOWS

		For the period	For the period
		from October 5,	from October 5,
	For the year ended	2012 (Inception) to	2012 (Inception) to
	December 31, 2013	December 31, 2012	December 31, 2013

Cash flows from operating activities
Net loss	$(518,565)	$(500)	$(519,065)
Adjustments to reconcile net loss to net cash used in operating activities
Increase in prepaid expenses	(90,734)	—	(90,734)
Increase in fair value of Trust Account	(99,020)	—	(99,020)
Increase in accrued operating expenses	8,144	500	8,644
Increase in accrued franchise taxes	180,000	—	180,000
Net cash used in operating activities	(520,175)	—	(520,175)

Cash flows from investing activities
Cash deposited in Trust Account	(184,747,500)	—	(184,747,500)
Net cash used in investing activities	(184,747,500)	—	(184,747,500)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	191,942,605	25,000	191,967,605
Cost of repurchases of Class A Common Stock	(7,760)	—	(7,760)
Proceeds from issuance of Class B Common Stock	—	20	20
Proceeds from notes payable	50,000	150,000	200,000
Repayment of notes payable	(200,000)	—	(200,000)
Payment of commissions	(170,200)	—	(170,200)
Payment of costs of public offering	(5,826,520)	(76,030)	(5,902,550)
Net cash provided by financing activities	185,788,125	98,990	185,887,115
Net increase in cash	$520,450	$98,990	$619,440
Balance of cash at beginning of period	$98,990	$—	$—
Balance of cash at end of period	$619,440	$98,990	$619,440
Supplemental schedule of non-cash financing activities
Accrual of costs of public offering	$—	$324,237	$—
Accrual of deferred commissions	$101,460	$—	$101,460

The accompanying notes are an integral part of these financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

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

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

On February 13, 2013, the Company changed its name from H2 Financial Management Inc. to HF2 Financial Management Inc. to avoid any potential confusion with other entities using similar versions of the “H2” name in their respective businesses.

All activity from October 5, 2012 (inception) through December 31, 2013 relates to the Company’s formation, initial public offering (described below) and the identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

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

Notes to Financial Statements

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

Notes to Financial Statements

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

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

Fair Value of Financial Instruments

Fair value. Fair value is defined as an exit price, representing the amount that would be received upon the sale of an asset or payment to transfer a liability in an orderly transaction between market participants. Fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

•	Level 1. Quoted prices in active markets for identical assets or liabilities.
•	Level 2. Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.
•	Level 3. Significant unobservable inputs that cannot be corroborated by market data.

The Company considers its investments in U.S. treasury bills as trading securities and carries them at fair value based on quoted market prices, a Level 1 input. The increase in fair value subsequent to the purchase of these securities, amounting to $99,020 for the twelve months ended December 31, 2013, is recorded as interest income in the accompanying statements of operations.

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

Common Stock, Subject to Possible Conversion

The Company accounts for its shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2013, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Notes to Financial Statements

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from October 5, 2012 (inception) through December 31, 2013.

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

Notes to Financial Statements

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

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

As of December 31, 2013, cash and investment securities held in the Trust Account consisted of the following:

	Maturity	Fair Value
U.S. Treasury Bill	January 23, 2014	$92,422,076
U.S. Treasury Bill	April 3,2014	92,421,361
Cash and cash equivalents	NA	3,083
Total		$184,846,520

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

For the year ended December 31, 2013, the Company incurred $93,226 of expense related to this arrangement. The expense is reflected in the Statements of Operations as Administrative expense.

Note 7 — Income Taxes

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes at December 31, 2013 and 2012 amounting to $195,756 and $190, respectively, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. The table below sets forth the Company’s deferred tax assets. The Company has a net operating loss in 2013 of $83,035 which may be carried forward until 2033 to offset future income.

	December 31, 2013	December 31, 2012
Development stage expenses capitalized	$(164,007)	$(190)
Net operating loss carry-forward	(31,749)	—
Less: valuation allowance	195,756	190
Net deferred tax assets	$—	$—

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

The Company’s effective tax rate differs from the statutory rate primarily due to the increase in the Company’s valuation allowance. The table set forth below provides a reconciliation of the Company’s statutory tax rate to its effective tax rate.

	For the year ended December 31, 2013	For the period from October 5, 2012 (Inception) to December 31, 2012	For the period from October 5, 2012 (Inception) to December 31, 2013
Statutory federal tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.0%	3.0%	3.0%
Permanent differences	(0.8)%	0.0%	(0.8)%
Increase in valuation allowance	(37.2)%	(38.0)%	(37.2)%
Effective tax rate	0.0%	0.0%	0.0%

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company was incorporated on October 5, 2012, and the evaluation was performed for the tax years ended December 31, 2013 and December 31, 2012, which are the only periods subject to examination.

Note 8 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2013, there are no shares of preferred stock issued or outstanding.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

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

As of December 31, 2013, 7,094,190 shares of Class A Common Stock were issued and outstanding, excluding 16,497,960 shares of Class A Common Stock subject to possible conversion.

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

