Form 10-Q
period 2014-03-31
HF2 FINANCIAL MANAGEMENT INC.
filed 2014-05-14
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, 23,592,150 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$322,109	$619,440
Prepaid expenses	86,597	90,734
Total current assets	408,706	710,174

Cash and investments held in Trust Account	184,874,529	184,846,520
Total assets	$185,283,235	$185,556,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued operating expenses (including amounts due to related parties of $2,025 and $8,219 at March 31, 2014 and December 31, 2013 respectively)	$25,097	$8,644
Accrued franchise taxes	45,000	180,000
Total current liabilities	70,097	188,644
Deferred commissions	101,460	101,460
Total liabilities	171,557	290,104
Commitments and contingencies

Common Stock, subject to possible conversion, 16,483,207 and 16,497,960 shares at conversion value, respectively	173,073,674	173,228,580

Stockholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 7,108,943 and 7,094,190 shares issued and outstanding as of March 31, 2014 and December 31, 2013 (excluding 16,483,207 and 16,497,960 shares subject to possible conversion as of March 31, 2014 and December 31, 2013 respectively)	711	709
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	12,711,250	12,556,346
Deficit accumulated during the development stage	(673,977)	(519,065)
Total Stockholders’ Equity	12,038,004	12,038,010
Total Liabilities and Stockholders’ Equity	$185,283,235	$185,556,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from October 5, 2012 (Inception) to March 31, 2014

Operating Expenses
Professional fees	$46,434	$21,040	$173,717
Franchise taxes	45,085	45,603	225,688
Insurance	30,000	3,226	123,226
Administrative expense	30,000	3,226	123,226
Travel and entertainment	4,160	—	44,283
Other	27,242	3,212	110,866
Loss from operations	(182,921)	(76,307)	(801,006)

Interest income	28,009	—	127,029

Net loss	$(154,912)	$(76,307)	$(673,977)
Weighted average number of shares outstanding	23,592,150	5,237,910	16,938,180
Net loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at December 31, 2013	23,592,150	$709	20,000,000	$20	$12,556,346	$(519,065)	$12,038,010
Change in proceeds subject to possible conversion of shares		2	—	—	154,904	—	154,906
Net loss for the period						(154,912)	(154,912)
Balance at March 31, 2014	23,592,150	$711	20,000,000	$20	$12,711,250	$(673,977)	$12,038,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from October 5, 2012 (Inception) to March 31, 2014

Cash flows from operating activities
Net loss	$(154,912)	$(76,307)	$(673,977)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) / decrease in prepaid expenses	4,137	(139,332)	(86,597)
(Increase) in fair value of Trust Account	(28,009)	—	(127,029)
Increase in other non-current assets	—	(56,774)	—
Increase in accrued operating expenses	16,453	6,432	25,097
Increase / (decrease) in accrued franchise taxes	(135,000)	45,000	45,000
Net cash used in operating activities	(297,331)	(220,981)	(817,506)

Cash flows from investing activities
Cash deposited in Trust Account	—	(160,650,000)	(184,747,500)
Net cash used in investing activities	—	(160,650,000)	(184,747,500)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	—	167,157,355	191,967,605
Cost of repurchases of Class A Common Stock	—	(7,760)	(7,760)
Proceeds from issuance of Class B Common Stock	—	—	20
Proceeds from notes payable	—	50,000	200,000
Repayment of notes payable	—	(200,000)	(200,000)
Payment of commissions	—	(148,000)	(170,200)
Payment of costs of public offering	—	(4,982,690)	(5,902,550)
Net cash provided by financing activities	—	161,868,905	185,887,115
Net increase / (decrease) in cash	$(297,331)	$997,924	$322,109
Balance of cash at beginning of period	$619,440	$98,990	$—
Balance of cash at end of period	$322,109	$1,096,914	$322,109
Supplemental schedule of non-cash financing activities
Accrual of costs of public offering	$—	$170,179	$—
Accrual of deferred commissions	$—	$89,811	$101,460

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

On February 13, 2013, the Company changed its name from H2 Financial Management Inc. to HF2 Financial Management Inc. to avoid any potential confusion with other entities using similar versions of the “H2” name in their respective businesses.

All activity from October 5, 2012 (inception) through March 31, 2014 relates to the Company’s formation, initial public offering (described below) and the identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. However, there is no assurance that the Company will be able to effect a Business Combination successfully. Upon the closing of the Public Offering, including the over-allotment option, $184,747,500 (representing $10.50 per Public Share sold in the Public Offering), including the proceeds of the Private Placements, was deposited in a trust account (the “Trust Account”). Substantially all of the proceeds held in the Trust Account have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less and/or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. Two of the Company’s officers and the estate of one of the Company’s former officers have agreed to be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its income, franchise and other tax obligations and to pay for its working capital requirements in connection with searching for a Business Combination.

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

The Company considers its investments in U.S. treasury bills as trading securities and carries them at fair value based on quoted market prices, a Level 1 input. The increase in fair value subsequent to the purchase of these securities, amounting to $28,009, $0, and $127,029 for the three months ended March 31, 2014 and March 31, 2013 and for the period from October 5, 2012 (Inception) to March 31, 2014, respectively, is recorded as interest income in the accompanying unaudited condensed statements of operations.

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

Common Stock, Subject to Possible Conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory conversion (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s Public Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at March 31, 2014, the shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from October 5, 2012 (inception) through March 31, 2014.

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

As of March 31, 2014, cash and investment securities held in the Trust Account consisted of the following:

	Maturity	Fair Value
U.S. Treasury Bill	April 3, 2014	$92,438,000
U.S. Treasury Bill	July 17, 2014	92,432,982
Cash and cash equivalents	NA	3,547
Total		$184,874,529

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

Note 6 — Commitments

The Company receives general and administrative services including office space, utilities and secretarial support from Berkshire Capital Securities LLC, an affiliate of two of the Company’s officers. The Company agreed to pay Berkshire Capital a monthly fee of $10,000 for such services beginning March 21, 2013, the effective date of the registration statement for the Public Offering. This arrangement will terminate upon completion of the Company’s Business Combination or the distribution of the Trust Account to the Public Stockholders.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Unaudited Condensed Financial Statements

For the three months ended March 31, 2014 and March 31, 2013 and for the period from October 5, 2012 (Inception) to March 31, 2014, the Company incurred expenses of $30,000, $3,226, and $123,226 respectively, related to this arrangement. The expense is reflected in the Unaudited Condensed Statements of Operations as Administrative expense.

Note 7 — Income Taxes

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes at March 31, 2014 and December 31, 2013 amounting to $254,526 and $195,756, respectively, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. The table below sets forth the Company’s deferred tax assets. The Company has year to date net operating losses of $17,076 through March 31, 2014, and net operating losses of $83,035 and $500 for tax years 2013 and 2012, respectively, which may be carried forward until 2034, 2033 and 2032, respectively.

	March 31, 2014	December 31, 2013
Development stage expenses capitalized	$(216,287)	$(164,007)
Net operating loss carry-forward	(38,239)	(31,749)
Less: valuation allowance	254,526	195,756
Net deferred tax assets	$—	$—

The Company’s effective tax rate differs from the statutory rate primarily due to the increase in the Company’s valuation allowance. The table set forth below provides a reconciliation of the Company’s statutory tax rate to its effective tax rate.

	For the three months ended March 31, 2014	For the three months ended March 31, 2013	For the period from October 5, 2012 (Inception) to March 31, 2014
Statutory federal tax rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.0%	3.0%	3.0%
Permanent differences	(0.2)%	0.0%	(0.6)%
Increase in valuation allowance	(37.8)%	(38.0)%	(37.4)%
Effective tax rate	0.0%	0.0%	0.0%

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company was incorporated on October 5, 2012, and the evaluation was performed for the tax years ended December 31, 2012 and 2013, which are the only periods subject to examination.

Note 8 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of March 31, 2014, there are no shares of preferred stock issued or outstanding.

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

As of March 31, 2014, 7,108,943 shares of Class A Common Stock were issued and outstanding, excluding 16,483,207 shares of Class A Common Stock subject to possible conversion.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.000001 per share.

In connection with the organization of the Company, on December 3, 2012, a total of 20,000,000 shares of the Company’s Class B Common Stock were sold to R. Bruce Cameron, the Company’s Chairman and Chief Executive Officer at a price of approximately $0.000001 per share for an aggregate of $20. Shares of Class B Common Stock are entitled to ten votes per share and vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of the Company’s common stock for a vote. Shares of Class B Common Stock have no economic rights (other than the right to be redeemed at par value upon liquidation). Prior to the Company’s Business Combination and in connection with any vote on the Business Combination, the shares of Class B Common Stock will be voted on all matters presented to holders of the Company’s common stock for a vote in proportion to the vote of the holders of the Class A Common Stock. As a result, prior to the consummation of the Business Combination, holders of a majority of the shares of Class A Common Stock will control the vote on any matter submitted to stockholders for a vote. If the shares of Class B Common Stock remain outstanding following the consummation of the Business Combination, the holders of the Class B Common Stock will be entitled to vote the shares of Class B Common Stock in their own discretion.

Note 9 — Subsequent Events

Richard S. Foote, who was the Company’s President and Chief Executive Officer and a director, died suddenly on April 25, 2014. R. Bruce Cameron, the Company’s Chairman of the Board, was appointed as Chief Executive Officer.

Item 2. Management’s Discussion and Analysis.

The following discussion should be read in conjunction with our condensed financial statements and related notes thereto contained in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K filed with other Securities and Exchange Commission (“SEC”) on March 31, 2014. References to “we”, “us”, “our” or the “Company” are to HF2 Financial Management Inc., except where the context requires otherwise.

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

We incurred net losses of $154,912, $76,307 and $673,977, for the three months ended March 31, 2014 and March 31, 2013 and for the period from October 5, 2012 (Inception) to March 31, 2014, respectively. We earned $28,009, $0 and $127,029, of interest income on the cash and cash equivalents held in our trust account for the three months ended March 31, 2014 and March 31, 2013 and for the period from October 5, 2012 (Inception) to March 31, 2014, respectively. Costs incurred for the three months ended March 31, 2014 and March 31, 2013 and for the period from October 5, 2012 (Inception) to March 31, 2014, respectively, consist primarily of legal and audit fees, Delaware franchise taxes, D&O insurance, administrative expense and travel and entertainment expenses. During the three months ended March 31, 2014 and March 31, 2013, and for the period from October 5, 2012 (Inception) to March 31, 2014, respectively, we incurred administrative expenses of $30,000, $3,226 and $123,226 respectively, payable to Berkshire Capital Securities LLC, an affiliate of two of our officers. Until we enter into our initial business combination, we will not have revenues.

Liquidity and Capital Resources

As of March 31, 2014, we had $322,109 of cash on hand and $184,874,529 of cash and short term U.S. treasury securities in the trust account. Funds held in the trust account will not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the trust account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the trust account may be used for our working capital requirements.

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

We believe our funds not held in the trust account, plus the interest earned on the trust account balance (net of taxes payable) that will be released to us to fund our working capital requirements which we anticipate will be approximately $275,000, will be sufficient to allow us to operate from March 21, 2013 until March 21, 2015, assuming that our initial business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices or other locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. During the period from March 21, 2013 through March 21, 2015, we anticipate that we will incur approximately:

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2014 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

It was with great sadness that we announced that Richard S. Foote, who was our President and Chief Executive Officer and a director, died suddenly on April 25, 2014. A copy of the announcement was filed with a Current Report on Form 8-K filed with the SEC on April 28, 2014. At that time, we also announced that R. Bruce Cameron, our Chairman of the Board, was appointed as Chief Executive Officer.

PART II − OTHER INFORMATION

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

HF2 FINANCIAL MANAGEMENT INC.

By:	/s/ R. Bruce Cameron
R. Bruce Cameron
Chairman and Chief Executive Officer
(Principal executive officer)

By:	/s/ R. Bradley Forth
R. Bradley Forth
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 14, 2014

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

