Form 10-Q
period 2014-06-30
HF2 FINANCIAL MANAGEMENT INC.
filed 2014-08-01
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 1, 2014, 23,592,150 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$158,816	$619,440
Prepaid expenses	53,639	90,734
Total current assets	212,455	710,174

Cash and investments held in Trust Account	184,897,945	184,846,520
Total assets	$185,110,400	$185,556,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued operating expenses (including amounts due to related parties of $15,740 at June 30, 2014)	19,087	8,644
Accrued franchise taxes	18,000	180,000
Total current liabilities	37,087	188,644
Deferred commissions	101,460	101,460
Total liabilities	138,547	290,104
Commitments and contingencies

Common Stock, subject to possible conversion, 16,469,890 and 16,497,960 shares at conversion value, respectively	172,933,845	173,228,580

Stockholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 7,122,260 shares (excluding 16,469,890 shares subject to possible conversion) issued and outstanding as of June 30, 2014 and 7,094,190 shares (excluding 16,497,960 shares subject to possible conversion) issued and outstanding as of December 31, 2013	712	709
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	12,851,078	12,556,346
Deficit accumulated during the development stage	(813,802)	(519,065)
Total Stockholders’ Equity	12,038,008	12,038,010
Total Liabilities and Stockholders’ Equity	$185,110,400	$185,556,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended		For the period from October 5, 2012 (Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013	June 30, 2014

Operating Expenses
Professional fees	$17,112	44,161	$63,546	$65,201	$190,829
Franchise taxes	45,000	45,000	90,085	90,603	270,688
Insurance	30,000	30,000	60,000	33,226	153,226
Administrative expense	30,000	30,000	60,000	33,226	153,226
Travel and entertainment	12,340	29,413	16,500	29,413	56,623
Other	28,788	24,716	56,030	27,928	139,654
Loss from operations	(163,240)	(203,290)	(346,161)	(279,597)	(964,246)

Interest income	23,415	57,384	51,424	57,384	150,444

Net loss	$(139,825)	(145,906)	(294,737)	$(222,213)	$(813,802)
Weighted average number of shares outstanding	23,592,150	23,592,150	23,592,150	14,465,732	17,893,245
Net loss per share, basic and diluted	$(0.01)	(0.01)	(0.01)	$(0.02)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2013	23,592,150	709	20,000,000	20	12,556,346	(519,065)	12,038,010
Change in proceeds subject to possible conversion of shares		3			294,732		294,735
Net loss for the period						(294,737)	(294,737)
Balance at June 30, 2014	23,592,150	$712	20,000,000	$20	12,851,078	$(813,802)	$12,038,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended		For the period from October 5, 2012 (Inception) to
	June 30, 2014	June 30, 2013	June 30, 2014

Cash flows from operating activities
Net loss	$(294,737)	$(222,213)	$(813,802)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) / decrease in prepaid expenses	37,095	(153,222)	(53,639)
(Increase) in fair value of Trust Account	(51,425)	(57,384)	(150,445)
(Increase) / decrease in other non-current assets	—	(26,774)	—
Increase in accrued operating expenses	10,443	50,862	19,087
Increase / (decrease) in accrued franchise taxes	(162,000)	90,000	18,000
Net cash used in operating activities	(460,624)	(318,731)	(980,799)

Cash flows from investing activities
Cash deposited in Trust Account	—	(184,747,500)	(184,747,500)
Net cash used in investing activities	—	(184,747,500)	(184,747,500)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	—	191,942,605	191,967,605
Cost of repurchases of Class A Common Stock	—	(7,760)	(7,760)
Proceeds from issuance of Class B Common Stock	—	—	20
Proceeds from notes payable	—	50,000	200,000
Repayment of notes payable	—	(200,000)	(200,000)
Payment of commissions	—	(170,200)	(170,200)
Payment of costs of public offering	—	(5,667,942)	(5,902,550)
Net cash provided by financing activities	—	185,946,703	185,887,115
Net increase / (decrease) in cash	$(460,624)	$880,472	$158,816
Balance of cash at beginning of period	$619,440	$98,990	$—
Balance of cash at end of period	$158,816	$979,462	$158,816
Supplemental schedule of non-cash financing activities
Accrual of costs of public offering	$—	$151,682	$—
Accrual of deferred commissions	$—	$101,460	$101,460

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

On February 13, 2013, the Company changed its name from H2 Financial Management Inc. to HF2 Financial Management Inc. to avoid any potential confusion with other entities using similar versions of the “H2” name in their respective businesses.

All activity from October 5, 2012 (inception) through June 30, 2014 relates to the Company’s formation, initial public offering (described below) and the identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

The Company considers its investments in U.S. treasury bills as trading securities and carries them at fair value based on quoted market prices, a Level 1 input. The increase in fair value subsequent to the purchase of these securities, amounting to $23,415 and $57,384, for the three months ended June 30, 2014 and 2013 respectively, $51,424 and $57,384 for the six months ended June 30, 2014 and 2013 respectively, and $150,444 for the period from October 5, 2012 (Inception) to June 30, 2014, is recorded as interest income in the accompanying unaudited condensed statements of operations.

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

Common Stock, Subject to Possible Conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory conversion (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s Public Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at June 30, 2014, the shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from October 5, 2012 (inception) through June 30, 2014.

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

As of June 30, 2014, cash and investment securities held in the Trust Account consisted of the following:

	Maturity	Fair Value
U.S. Treasury Bill	July 17, 2014	$92,444,076
U.S. Treasury Bill	August 28, 2014	92,450,226
Cash and cash equivalents	NA	3,643
Total		$184,897,945

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

Note 6 — Commitments

The Company receives general and administrative services including office space, utilities and secretarial support from Berkshire Capital Securities LLC, an affiliate of the Company’s Chairman and CEO. The Company agreed to pay Berkshire Capital a monthly fee of $10,000 for such services beginning March 21, 2013, the effective date of the registration statement for the Public Offering. This arrangement will terminate upon completion of the Company’s Business Combination or the distribution of the Trust Account to the Public Stockholders.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

The Company incurred expenses of $30,000 and $30,000 for the three months ended June 30, 2014 and 2013 respectively, $60,000 and $33,226 for the six months ended June 30, 2014 and 2013 respectively, and $153,226 for the period from October 5, 2012 (Inception) to June 30 2014, related to this arrangement. The expense is reflected in the Unaudited Condensed Statements of Operations as Administrative expense.

Note 7 — Income Taxes

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes at June 30, 2014 and December 31, 2013 amounting to $306,725 and $195,756, respectively, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. The table below sets forth the Company’s deferred tax assets. The Company has year to date net operating losses of $37,556 through June 30, 2014, and net operating losses of $83,035 and $500 for tax years 2013 and 2012, respectively, which may be carried forward until 2034, 2033 and 2032, respectively.

	June 30, 2014	December 31, 2013
Development stage expenses capitalized	$(260,699)	$(164,007)
Net operating loss carry-forward	(46,027)	(31,749)
Less: valuation allowance	306,726	195,756
Net deferred tax assets	$—	$—

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

As of June 30, 2014, there are no shares of preferred stock issued or outstanding.

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

As of June 30, 2014, 7,122,260 shares of Class A Common Stock were issued and outstanding, excluding 16,469,890 shares of Class A Common Stock subject to possible conversion.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014. References to “we”, “us”, “our” or the “Company” are to HF2 Financial Management Inc., except where the context requires otherwise.

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

We incurred net losses of $139,825 and $145,906 for the three months ended June 30, 2014 and 2013 respectively, $294,737 and $222,213 for the six months ended June 30, 2014 and 2013 respectively, and $813,802, for the period from October 5, 2012 (Inception) to June 30, 2014. We earned interest income on the cash and cash equivalents held in our trust accounts of $23,415 and $57,384 for the three months ended June 30, 2014 and 2013 respectively, $51,424 and $57,384 for the six months ended June 30, 2014 and 2013 respectively, and $150,444, for the period from October 5, 2012 (Inception) to June 30, 2014. Costs incurred for the three and six month periods ended June 30, 2014 and 2013 respectively, and for the period from October 5, 2012 (Inception) to June 30, 2014, consist primarily of legal and audit fees, Delaware franchise taxes, D&O insurance, administrative expense and travel and entertainment expenses. We incurred administrative expenses, payable to Berkshire Capital Securities LLC, an affiliate of one of our officers, of $30,000 and $30,000 for the three months ended June 30, 2014 and 2013 respectively, $60,000 and $33,226 for the six months ended June 30, 2014 and 2013 respectively, and $153,226 for the period from October 5, 2012 (Inception) to June 30, 2014. Until we enter into our initial business combination, we will not have revenues.

Liquidity and Capital Resources

As of June 30, 2014, we had $158,816 of cash on hand and $184,897,945 of cash and short term U.S. treasury securities in the trust account. Funds held in the trust account will not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the trust account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the trust account may be used for our working capital requirements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Date: August 1, 2014

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

