Form 10-Q
period 2014-09-30
HF2 FINANCIAL MANAGEMENT INC.
filed 2014-11-14
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, 23,592,150 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash	$127,286	$619,440
Prepaid expenses	11,785	90,734
Total current assets	139,071	710,174

Cash and investments held in Trust Account	184,747,123	184,846,520
Total assets	$184,886,194	$185,556,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued operating expenses (including amounts due to related parties of $38,848 at September 30, 2014)	369,110	8,644
Accrued franchise taxes	27,000	180,000
Total current liabilities	396,110	188,644
Deferred commissions	101,460	101,460
Total liabilities	497,570	290,104
Commitments and contingencies

Common Stock, subject to possible conversion, 16,414,344 and 16,497,960 shares at conversion value, respectively	172,350,612	173,228,580

Stockholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 7,177,806 shares (excluding 16,414,344 shares subject to possible conversion) issued and outstanding as of September 30, 2014 and 7,094,190 shares (excluding 16,497,960 shares subject to possible conversion) issued and outstanding as of December 31, 2013	718	709
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	13,434,305	12,556,346
Deficit accumulated during the development stage	(1,397,031)	(519,065)
Total Stockholders’ Equity	12,038,012	12,038,010
Total Liabilities and Stockholders’ Equity	$184,886,194	$185,556,694

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended		For the nine months ended		For the period from October 5, 2012 (Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013	September 30, 2014

Operating Expenses
Professional fees	$425,602	49,623	$489,148	$114,824	$616,430
Franchise taxes	45,000	45,000	135,085	135,603	315,687
Insurance	29,729	30,000	89,729	63,226	182,955
Administrative expense	30,000	30,000	90,000	63,226	183,226
Travel and entertainment	23,707	6,102	40,207	35,515	80,330
Other	28,369	31,043	84,399	58,971	168,025
Loss from operations	(582,407)	(191,768)	(928,568)	(471,365)	(1,546,653)

Investment income / (loss)	(822)	38,663	50,602	96,047	149,622

Net loss	$(583,229)	(153,105)	(877,966)	$(375,318)	$(1,397,031)
Weighted average number of shares outstanding	23,592,150	23,592,150	23,592,150	17,541,302	18,615,420
Net loss per share, basic and diluted	$(0.02)	(0.01)	(0.04)	$(0.02)	$(0.08)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total
Balance at December 31, 2013	23,592,150	709	20,000,000	20	12,556,346	(519,065)	12,038,010
Change in proceeds subject to possible conversion of shares		9			877,959		877,968
Net loss for the period						(877,966)	(877,966)
Balance at September 30, 2014	23,592,150	$718	20,000,000	$20	13,434,305	$(1,397,031)	$12,038,012

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended		For the period from October 5, 2012 (Inception) to
	September 30, 2014	September 30, 2013	September 30, 2014

Cash flows from operating activities
Net loss	$(877,966)	$(375,318)	$(1,397,031)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) / decrease in prepaid expenses	78,948	(135,340)	(11,786)
(Increase) / decrease in fair value of Trust Account	(50,602)	(96,047)	(149,622)
Cash withdrawn from Trust Account	150,000	—	150,000
(Increase) / decrease in other non-current assets	—	—	—
Increase in accrued operating expenses	360,466	16,403	369,110
Increase / (decrease) in accrued franchise taxes	(153,000)	135,000	27,000
Net cash used in operating activities	(492,154)	(455,302)	(1,012,329)

Cash flows from investing activities
Cash deposited in Trust Account	—	(184,747,500)	(184,747,500)
Net cash provided by / (used in) investing activities	—	(184,747,500)	(184,747,500)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	—	191,942,605	191,967,605
Cost of repurchases of Class A Common Stock	—	(7,760)	(7,760)
Proceeds from issuance of Class B Common Stock	—	—	20
Proceeds from notes payable	—	50,000	200,000
Repayment of notes payable	—	(200,000)	(200,000)
Payment of commissions	—	(170,200)	(170,200)
Payment of costs of public offering	—	(5,826,520)	(5,902,550)
Net cash provided by financing activities	—	185,788,125	185,887,115
Net increase / (decrease) in cash	$(492,154)	$585,323	$127,286
Balance of cash at beginning of period	$619,440	$98,990	$—
Balance of cash at end of period	$127,286	$684,313	$127,286
Supplemental schedule of non-cash financing activities
Accrual of costs of public offering	$—	$—	$—
Accrual of deferred commissions	$—	$101,460	$101,460

The accompanying notes are an integral part of these unaudited condensed financial statements.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations

HF2 Financial Management Inc. (a company in the development stage) (the “Company”) is a Delaware corporation formed on October 5, 2012 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”). On September 16, 2014, the Company entered into a definitive agreement with respect to a proposed Business Combination with ZAIS Group Parent, LLC (“ZGP”). See Note 9 for further information regarding this proposed transaction.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

On February 13, 2013, the Company changed its name from H2 Financial Management Inc. to HF2 Financial Management Inc. to avoid any potential confusion with other entities using similar versions of the “H2” name in their respective businesses.

All activity from October 5, 2012 (inception) through September 30, 2014 relates to the Company’s formation, initial public offering (described below) and the identification and investigation of prospective target businesses with which to consummate a Business Combination.

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

On September 16, 2014, the Company entered into a definitive agreement with respect to a proposed Business Combination with ZGP. Pursuant to the Company’s amended and restated Certificate of Incorporation, the Company will continue in existence only until March 21, 2015. If the Company has not completed the proposed Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares held by the public stockholders of the Company (“Public Stockholders”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the Trust Account, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $10.50 per share, plus any pro rata interest earned on the Trust Account not previously released to the Company).

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

The Company considers its investments in U.S. treasury bills as trading securities and carries them at fair value based on quoted market prices, a Level 1 input. The (decrease) / increase in fair value subsequent to the purchase of these securities, amounting to $(822) and $38,663, for the three months ended September 30, 2014 and 2013 respectively, $50,602 and $96,047 for the nine months ended September 30, 2014 and 2013 respectively, and $149,622 for the period from October 5, 2012 (Inception) to September 30, 2014, is recorded as interest income in the accompanying unaudited condensed statements of operations.

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

Common Stock, Subject to Possible Conversion

The Company accounts for its shares subject to possible conversion in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory conversion (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s Public Shares feature certain conversion rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at September 30, 2014, the shares subject to possible conversion are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from October 5, 2012 (inception) through September 30, 2014.

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

As of September 30, 2014, cash and investment securities held in the Trust Account consisted of the following:

	Maturity	Fair Value
U.S. Treasury Bill	December 18, 2014	184,744,610
Cash and cash equivalents	NA	2,513
Total		$184,747,123

In the 3rd quarter of 2014, the Company withdrew $150,000 of investment earnings on the Trust Account for use in its ongoing operations. The maturity value of the U.S. Treasury Bill held in the Trust Account is $184,752,000.

Note 5 — Notes Payable to Stockholders and Sponsors — Related Parties

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

Subsequent to the period ending September 30, 2014, on October 23, 2014, one of our Sponsors loaned to us $300,000 pursuant to an interest-free promissory note. The loan will become due and payable upon the earlier of the consummation of our initial Business Combination and March 21, 2015.

Note 6 — Commitments and Contingencies

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

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

The Company incurred expenses of $30,000 and $30,000 for the three months ended September 30, 2014 and 2013 respectively, $90,000 and $63,226 for the nine months ended September 30, 2014 and 2013 respectively, and $183,226 for the period from October 5, 2012 (Inception) to September 30, 2014, related to this arrangement. The expense is reflected in the Unaudited Condensed Statements of Operations as Administrative expense.

The Company’s transaction expenses as a result of the proposed Business Combination with ZGP are currently estimated at approximately $9.7 million, which is comprised of (i) a $7.0 million advisory fee split between EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P., and (ii) $2.7 million of other expenses including, but not limited to, legal, accounting and consulting services and costs incurred with the filing, printing and mailing of a proxy statement and the solicitation of the approval of the proposed Business Combination by our stockholders. Through September 30, 2014, the Company has incurred $408,000 of transaction expenses which are included in the accompanying Unaudited Condensed Statements of Operations, principally in the category of professional fees. Certain of the anticipated remaining transaction expenses are contingent upon the closing of the ZAIS Business Combination.

Note 7 — Income Taxes

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes at September 30, 2014 and December 31, 2013 amounting to $528,690 and $195,756, respectively, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. The table below sets forth the Company’s deferred tax assets. The Company has year to date net operating losses of $85,070 through September 30, 2014, and net operating losses of $83,035 and $500 for tax years 2013 and 2012, respectively, which may be carried forward until 2034, 2033 and 2032, respectively.

	(unaudited)
	September 30, 2014	December 31, 2013
Development stage expenses capitalized	$(464,603)	$(164,007)
Net operating loss carry-forward	(64,087)	(31,749)
Less: valuation allowance	528,690	195,756
Net deferred tax assets	$—	$—

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

As of September 30, 2014, there are no shares of preferred stock issued or outstanding.

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

As of September 30, 2014, 7,177,806 shares of Class A Common Stock were issued and outstanding, excluding 16,414,344 shares of Class A Common Stock subject to possible conversion.

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

Note 9 — Proposed Business Combination

On September 16, 2014, the Company entered into an Investment Agreement (the “Investment Agreement”) by and among the Company, ZGP and the members of ZGP (the “ZGP Founder Members”). The principal terms of the agreement are described below.

Pursuant to the Investment Agreement, the Company proposes to acquire a number of Class A Units of ZGP (“Class A Units”) equal to the aggregate number of shares of Class A Common Stock outstanding at the closing of the transactions contemplated by the Investment Agreement (the “Closing”) and after giving effect to any redemption of shares of Class A Common Stock by the Company’s Public Stockholders in connection with the consummation of this investment (each a “Redemption”). The Class A Units that the Company will acquire are referred to herein as the “Acquired Units.” The transactions contemplated by the Investment Agreement are referred to herein as the “ZAIS Business Combination.”

Pursuant to the Investment Agreement, the contribution amount for the Acquired Units is an amount in cash equal to the assets in the Trust Account, after giving effect to Redemptions and less the Company’s aggregate costs, fees and expenses incurred in connection with or pursuant to the consummation of the ZAIS Business Combination (including deferred commissions) (the “Expense Payments” and the consideration to be paid to ZGP, the “Closing Acquisition Consideration”). The Closing Acquisition Consideration will be funded with the funds in the Trust Account.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

Immediately following consummation of the ZAIS Business Combination, the ZGP Founder Members will hold 7,000,000 Class A Units, subject to adjustment in accordance with the Investment Agreement. It is also contemplated that, following the consummation of the ZAIS Business Combination, ZGP will issue up to 1,600,000 Class B Units (“Class B Units,” and together with the Class A Units, the “Units”) to key employees of its subsidiaries.

During the first five years after the Closing, ZGP will release up to an additional 2,800,000 Class A Units (the “Additional Founder Units”) to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the Closing and the day prior to such 20 trading-day period (the “Total Per Share Value”) meets or exceeds specified thresholds, ranging from $12.50 to $21.50. During the first five years after the Closing, ZGP may grant up to an additional 5,200,000 Class B Units (the “Additional Employee Units”) to employees of its subsidiaries, subject to satisfaction of the same Total Per Share Value thresholds as for the Additional Founder Units. All Class B Units are subject to vesting, lock-ups and other restrictive provisions.

The ZGP Founder Members’ Class A Units and vested Class B Units may be exchanged for shares of Class A Common Stock on a one-for-one basis (subject to certain adjustments to the exchange ratio) or, at the Company’s option, cash or a combination of Class A Common Stock and cash, pursuant to an Exchange Agreement that the Company will enter into with ZGP, the ZGP Founder Members and the other parties thereto. Generally, there is a two-year lock-up period before any exchanges of Class A Units or vested Class B Units are permitted.

In addition, at the Closing, all of the outstanding shares of Class B Common Stock will be transferred from the HF2 Class B Trust to the ZGP Founder Members and immediately deposited with to a newly created irrevocable trust of which Mr. Christian Zugel, the founder, Chief Investment Officer and Managing Member of ZAIS Group, LLC, is the sole trustee. Mr. Zugel will be the Chief Investment Officer and Chairman of the Board of Directors of the Company following the consummation of the ZAIS Business Combination.

Unless waived by ZGP and the ZGP Founder Members, it is a condition to the Closing of the ZAIS Business Combination under the Investment Agreement that the amount in the Trust Account to be contributed in exchange for the Acquired Units plus other cash available to us, along with any proceeds from issuances of equity interests by ZGP will be at least $100 million. Each Redemption of shares of Class A Common Stock by our Public Stockholders will decrease the amount in the Trust Account. If Redemptions by our Public Stockholders cause the amount of cash in the Trust Account, after giving effect to the Redemptions and the Expense Payments, when aggregated with other cash available to the Company and proceeds from issuances of equity by ZGP to be less than $100 million, then ZGP and the ZGP Founder Members will not be required to consummate the ZAIS Business Combination. The consummation of the ZAIS Business Combination is also subject to a number of other conditions set forth in the Investment Agreement including, among others, the receipt of the requisite stockholder approval for the ZAIS Business Combination and, effectively, approval of an amended and restated certificate of incorporation for the Company.

The Investment Agreement may be terminated at any time prior to the consummation of the ZAIS Business Combination upon agreement of the Company and ZGP, or by the Company or ZGP acting alone, in specified circumstances, including if the ZAIS Business Combination is not consummated on or before March 21, 2015 or if the ZAIS Business Combination is not approved by the Company’s Public Stockholders.

In connection with the Investment Agreement, the Company will also enter into the following agreements: (i) a Second Amended and Restated Limited Liability Company Agreement of ZGP, (ii) an Exchange Agreement relating to the exchange of Class A Units and vested Class B Units into shares of Class A Common Stock, (iii) a Registration Rights Agreement for shares of Class A Common Stock issued upon exchange of Units, and (iv) a Tax Receivable Agreement relating to the payment of a portion of specified tax savings to the ZGP Founder Members.

HF2 Financial Management Inc.

(A Company in the Development Stage)

Notes to Financial Statements

Anticipated Accounting Treatment

The ZAIS Business Combination will be accounted for as a reorganization and recapitalization in accordance with GAAP for accounting and financial reporting purposes. The accounting for the reorganization and recapitalization follows the rules for a reverse acquisition as enumerated in the Accounting Standards Codification, Section 805. In a reverse acquisition, the buyer for accounting purposes is the target for legal purposes (in this case, ZGP) and the target for accounting purposes is the buyer for legal purposes (in this case, the Company). The accounting buyer in a reverse acquisition measures the consideration transferred using the hypothetical amount of equity interests it would have had to issue to keep the accounting target’s owners in the same ownership position they are in after the reverse acquisition. The accounting buyer adjusts the amount of legal capital in the consolidated financial statements to reflect the legal capital of the accounting target and measures the non-controlling interest using the pre-combination carrying amounts of the accounting buyer’s net assets and the non-controlling interest’s proportionate share in those pre-combination carrying amounts. No goodwill or other intangible will be recorded in the post-closing consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

The following discussion should be read in conjunction with our condensed financial statements and related notes thereto contained in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2014 and other filings with the SEC. References to “we”, “us”, “our” or the “Company” are to HF2 Financial Management Inc., except where the context requires otherwise.

Overview

We are a blank check company in the development stage, formed in October 2012, whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. On September 16, 2014, we entered into an Investment Agreement with ZAIS Group Parent, LLC (“ZGP”) and the members of ZGP (“the “ZGP Founder Members”), which we refer to as the Investment Agreement. If we are unable to consummate the transactions contemplated by the Investment Agreement, which we refer to as the ZAIS Business Combination, before March 21, 2015, we will redeem 100% of the shares sold in our initial public offering (as described below) for a pro rata portion of the Trust Account described below. Please refer to the section entitled “Proposed Business Combination” at the end of this Item 2 for a description of the Investment Agreement and the ZAIS Business Combination.

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

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our initial public offering on March 27, 2013 was in preparation for that event. Subsequent to our initial public offering, our activity has been limited to the evaluation of business combination candidates, the negotiation and preparation of the Investment Agreement and the preparation of a proxy statement in connection with a special meeting of stockholders to approve the Investment Agreement, and we will not be generating any operating revenues unless and until we consummate our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on treasury securities. Since our initial public offering, we have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), and in connection with our evaluation of and due diligence on business combination candidates, the negotiation and preparation of the Investment Agreement and the preparation of a proxy statement in connection with a special meeting of stockholders to approve the Investment Agreement

We incurred net losses of $583,229 and $153,105 for the three months ended September 30, 2014 and 2013 respectively, $877,966 and $375,318 for the nine months ended September 30, 2014 and 2013 respectively, and $1,397,031, for the period from October 5, 2012 (Inception) to September 30, 2014. We earned investment income / (loss) on the cash and cash equivalents held in our Trust Account of $(822) and $38,663 for the three months ended September 30, 2014 and 2013 respectively, $50,602 and $96,047 for the nine months ended September 30, 2014 and 2013 respectively, and $149,622, for the period from October 5, 2012 (Inception) to September 30, 2014. Costs incurred for the three and nine month periods ended September 30, 2014 and 2013 respectively, and for the period from October 5, 2012 (Inception) to September 30, 2014, consist primarily of legal and audit fees, Delaware franchise taxes, D&O insurance, administrative expense and travel and entertainment expenses. For the three months ended September 30, 2014, we incurred $408,000 of expenses relating to the proposed Business Combination, principally in the areas of legal and other professional services. We incurred administrative expenses, payable to Berkshire Capital Securities LLC, an affiliate of our executive officers, of $30,000 and $30,000 for the three months ended September 30, 2014 and 2013 respectively, $90,000 and $63,226 for the nine months ended September 30, 2014 and 2013 respectively, and $183,226 for the period from October 5, 2012 (Inception) to September 30, 2014. Until we enter into our initial business combination, we will not have revenues.

Liquidity and Capital Resources

As of September 30, 2014, we had $127,286 of cash on hand and $184,747,123 of cash and short term U.S. treasury securities in the Trust Account. Funds held in the Trust Account will not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the Trust Account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the Trust Account may be used for our working capital requirements.

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

We intend to use substantially all of the net proceeds of our initial public offering and the private placement of the Sponsors’ Shares, including the funds held in the Trust Account, to acquire the Acquired Units of ZGP (as described below) and to pay our expenses relating to the proposed transaction with ZGP, including a fee payable to EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P. equal to 4% of the gross proceeds of our initial public offering upon consummation of the ZAIS Business Combination for acting as our investment bankers on a non-exclusive basis to assist us in structuring and negotiating the ZAIS Business Combination. After payment of the expenses related to the ZAIS Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations and growth initiatives of ZAIS. Such working capital funds could be used in a variety of ways including continuing or expanding ZAIS’s operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finder’s fees which we incur prior to the completion of the ZAIS Business Combination if the funds available to us outside of the Trust Account are insufficient to cover such expenses.

  Since our initial public offering we have used, and will continue to use, our available funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices or other locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating our initial business combination.

During the period from March 21, 2013 through March 21, 2015, assuming that our initial business combination is not consummated during that time, we currently anticipate that we will incur approximately:

•	$450,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of the initial Business Combination;
•	$135,000 of expenses for the due diligence and investigation of a target business by our officers, directors, Advisory Board members and sponsors;
•	$280,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
•	$400,000 of expenses for Delaware franchise taxes;
•	$240,000 for the payment of the administrative fee to Berkshire Capital Securities LLC (of $10,000 per month for up to 24 months); and
•	$470,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

From the time of our initial public offering and continuing through July 2014, we expected our funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of taxes payable) that may be released to us to fund our working capital requirements, would be sufficient to allow us to operate from March 21, 2013 until March 21, 2015, assuming that our initial business combination was not consummated during that time. Since July 2014, the interest earned on the Trust Account has been substantially less than expected because of the persistent, low interest rate environment, and our expenses associated with the due diligence and negotiation of the ZAIS Business Combination have been higher than expected. As a result, we no longer expect our funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of taxes payable) that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate from March 21, 2013 until March 21, 2015, assuming that our initial business combination is not consummated during that time.

On October 23, 2014, one of our Sponsors loaned to us $300,000, pursuant to an interest-free promissory note. The loan will become due and payable upon the earlier of the consummation of our initial business combination and March 21, 2015. We also currently anticipate earning a total of approximately $160,000 of interest on the Trust Account between March 21, 2013 and March 21, 2015. If estimates of our expenses are less than the actual amounts of our expenses or the amount of interests released to us from the Trust Account is less than expected, we may need to obtain additional financing to the extent such financing is required prior to or in connection with the consummation of our initial business combination, in which case we may issue additional securities or incur additional debt. We may not be able to obtain additional financing or issue additional securities.

The Company’s transaction expenses as a result of the proposed Business Combination with ZGP are currently estimated at approximately $9.7 million, which is comprised of (i) a $7.0 million advisory fee split between EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P., and (ii) $2.7 million of other expenses including, but not limited to, legal, accounting and consulting services and costs incurred with the filing, printing and mailing of a proxy statement and the solicitation of the approval of the proposed Business Combination by our stockholders. Through September 30, 2014, the Company has incurred and recorded $408,000 of transaction expenses.

Proposed Business Combination

Pursuant to the Investment Agreement, we propose to acquire a number of Class A Units of ZGP (“Class A Units”) equal to the aggregate number of shares of Class A Common Stock outstanding at the closing of the transactions contemplated by the Investment Agreement (the “Closing”) and after giving effect to any redemption of shares of Class A Common Stock by the our public stockholders in connection with the consummation of this investment (each a “Redemption”). The Class A Units that we will acquire are referred to herein as the “Acquired Units”. The transactions contemplated by the Investment Agreement are referred to herein as the “ZAIS Business Combination”.

Pursuant to the Investment Agreement, the contribution amount for the Acquired Units is an amount in cash equal to the assets in the Trust Account, after giving effect to Redemptions and less the our aggregate costs, fees and expenses incurred in connection with or pursuant to the consummation of the ZAIS Business Combination (including deferred commissions) (the “Expense Payments” and the consideration to be paid to ZGP, the “Closing Acquisition Consideration”). The Closing Acquisition Consideration will be funded with the funds in the Trust Account.

Immediately following consummation of the ZAIS Business Combination, the ZGP Founder Members will hold 7,000,000 Class A Units, subject to adjustment in accordance with the Investment Agreement. It is also contemplated that, following the consummation of the ZAIS Business Combination, ZGP will issue up to 1,600,000 Class B Units (“Class B Units,” and together with the Class A Units, the “Units”) to key employees of its subsidiaries.

During the first five years after the Closing, ZGP will release up to an additional 2,800,000 Class A Units (the “Additional Founder Units”) to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the Closing and the day prior to such 20 trading-day period (the “Total Per Share Value”) meets or exceeds specified thresholds, ranging from $12.50 to $21.50. During the first five years after the Closing, ZGP may grant up to an additional 5,200,000 Class B Units (the “Additional Employee Units”) to employees of its subsidiaries subject to satisfaction of the same Total Per Share Value thresholds as for the Additional Founder Units. All Class B Units are subject to vesting, lock-ups and other restrictive provisions.

The ZGP Founder Members’ Class A Units and vested Class B Units may be exchanged for shares of Class A Common Stock on a one-for-one basis (subject to certain adjustments to the exchange ratio) or, at our option, cash or a combination of Class A Common Stock and cash, pursuant to an Exchange Agreement that we will enter into with ZGP, the ZGP Founder Members and the other parties thereto. Generally, there is a two-year lock-up period before any exchanges of Class A Units or vested Class B Units are permitted.

In addition, at the Closing, all of the outstanding shares of Class B Common Stock will be transferred from the HF2 Class B Trust to the ZGP Founder Members and immediately deposited with to a newly created irrevocable trust of which Mr. Christian Zugel, the founder, Chief Investment Officer and Managing Member of ZAIS Group, LLC, is the sole trustee. Mr. Zugel will be the Chief Investment Officer and Chairman of the Board of Directors of the combined company following the consummation of the ZAIS Business Combination.

Unless waived by ZGP and the ZGP Founder Members, it is a condition to the Closing of the ZAIS Business Combination under the Investment Agreement that the amount in the Trust Account to be contributed in exchange for the Acquired Units plus other cash available to us, along with any proceeds from issuances of equity interests by ZGP will be at least $100 million. Each Redemption of shares of Class A Common Stock by our public stockholders will decrease the amount in the Trust Account. If Redemptions by our public stockholders cause the amount of cash in the Trust Account, after giving effect to the Redemptions and the Expense Payments, when aggregated with other cash available to us and proceeds from issuances of equity by ZGP to be less than $100 million, then ZGP and the ZGP Founder Members will not be required to consummate the ZAIS Business Combination. The consummation of the ZAIS Business Combination is also subject to a number of other conditions set forth in the Investment Agreement including, among others, the receipt of the requisite stockholder approval for the Business Combination and, effectively, approval of an amended and restated certificate of incorporation for us.

The Investment Agreement may be terminated at any time prior to the consummation of the ZAIS Business Combination upon agreement of us and ZGP, or by us or ZGP acting alone, in specified circumstances, including if the ZAIS Business Combination is not consummated on or before March 21, 2015 or if the ZAIS Business Combination is not approved by the our public stockholders.

In connection with the Investment Agreement, we will also enter into the following agreements: (i) a Second Amended and Restated Limited Liability Company Agreement of ZGP, (ii) an Exchange Agreement relating to the exchange of Class A Units and vested Class B Units into shares of Class A Common Stock, (iii) a Registration Rights Agreement for shares of Class A Common Stock issued upon exchange of Units, and (iv) a Tax Receivable Agreement relating to the payment of a portion of specified tax savings to the ZGP Founder Members.

We filed with the SEC a preliminary proxy statement on Schedule 14A on October 31, 2014 in connection with the stockholder vote on the ZAIS Business Combination, and we intend to file a definitive proxy statement. The Investment Agreement, the related agreements and the transactions contemplated by the Investment Agreement and the related agreements are described in greater detail in the preliminary proxy statement and will be described in greater detail in the definitive proxy statement.

Anticipated Accounting Treatment

The ZAIS Business Combination will be accounted for as a reorganization and recapitalization in accordance with GAAP for accounting and financial reporting purposes. The accounting for the reorganization and recapitalization follows the rules for a reverse acquisition as enumerated in the Accounting Standards Codification, Section 805. In a reverse acquisition, the buyer for accounting purposes is the target for legal purposes (in this case, ZGP) and the target for accounting purposes is the buyer for legal purposes (in this case, the Company). The accounting buyer in a reverse acquisition measures the consideration transferred using the hypothetical amount of equity interests it would have had to issue to keep the accounting target’s owners in the same ownership position they are in after the reverse acquisition. The accounting buyer adjusts the amount of legal capital in the consolidated financial statements to reflect the legal capital of the accounting target and measures the non-controlling interest using the pre-combination carrying amounts of the accounting buyer’s net assets and the non-controlling interest’s proportionate share in those pre-combination carrying amounts. No goodwill or other intangible will be recorded in the post-closing consolidated financial statements.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2014.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II − OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2014 and our Preliminary Proxy Statement on Schedule 14A filed with the SEC on October 31, 2014. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2014 and our Preliminary Proxy Statement on Schedule 14A filed with the SEC on October 31, 2014 relating to the ZAIS Business Combination, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Date: November 14, 2014

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

