Form 10-K
period 2014-12-31
HF2 FINANCIAL MANAGEMENT INC.
filed 2015-02-12
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

 ☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                                              No ☐

As of June 30, 2014 (the Registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $168,943,268.

As of February 11, 2015, there were 23,592,150 shares of Class A Common Stock, $0.0001 par value per share, and 20,000,000 shares of Class B Common Stock, $0.000001 par value per share, outstanding.

Documents Incorporated by Reference: None.

HF2 FINANCIAL MANAGEMENT INC.
FORM 10-K
TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, and other statements that we may make, contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act, including, for example, statements about (1) our ability to complete and the benefits of the business combination with ZAIS Group Parent, LLC (the “Business Combination”); and (2) our future financial or business performance, strategies and expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “potential,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve,” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” and similar expressions.

We caution that forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

In addition to factors previously disclosed in the our filings with the Securities and Exchange Commission, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: (1) our inability to consummate the Business Combination and realize the benefits of such transaction, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, and retain its management and key employees; (2) the occurrence of any event, change or other circumstances that could give rise to the termination of the Investment Agreement, dated as of September 16, 2014, between us, ZAIS Group Parent, LLC (“ZGP”) and the members of ZGP; (3) the outcome of any legal proceedings that may be instituted against us, ZGP or others following the announcement or consummation of the Business Combination; (4) the inability to meet NASDAQ’s listing standards and to continue to be listed on The NASDAQ Stock Market; (5) the risk that the Business Combination disrupts current plans and operations of us or ZGP as a result of the announcement and consummation of the transactions described herein; (6) costs related to the Business Combination; (7) changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management; (8) the relative and absolute investment performance of advised or sponsored investment products; (9) the impact of capital improvement projects; (10) the impact of future acquisitions or divestitures; (11) the unfavorable resolution of legal proceedings; (12) the extent and timing of any share repurchases; (13) the impact, extent and timing of technological changes and the adequacy of intellectual property protection; (14) the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us; (15) terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and us; (16) the ability to attract and retain highly talented professionals; and (17) the impact of changes to tax legislation and, generally, our tax position.

PART I

ITEM 1.	BUSINESS.

In this Annual Report on Form 10-K (this “Form 10-K”), references to “we,” “us, “our” and the “Company” refer to HF2 Financial Management Inc.

General

We are a Delaware blank check company incorporated in October 2012 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our IPO was consummated on March 27, 2013. On September 17, 2014, we announced a proposed business combination (the “Business Combination”) with ZAIS Group Parent, LLC (“ZGP”). ZGP is the sole member of ZAIS Group, LLC (“ZAIS”). ZAIS is an investment management firm focused on specialized credit investments with approximately $4.7 billion of assets under management as of September 30, 2014. This Business Combination is more fully described in the section below entitled “Effecting the Business Combination”.

Prior to announcing the Business Combination, we sought to identify a target business for our initial business combination. Our efforts to identify a prospective target business were not limited to a particular industry or geographic region. While we focused on companies operating in the financial services industry, we also evaluated opportunities across other industries as well. We are not presently engaged in, and we will not engage in, any substantive commercial business unless we consummate the Business Combination.

In December 2012, our initial stockholders, which we refer to as our Sponsors, purchased an aggregate of 4,255,000 shares of Class A common stock, par value $0.0001 per share, of HF2 (“Class A Common Stock”), which we refer to as the Founders’ Shares, for an aggregate purchase price of $25,000, or approximately $0.005875 per share. In February 2013, our Sponsors purchased, on a net basis, an additional 143,750 Founders’ Shares for an aggregate net purchase price of $845, or approximately $0.005875 per share.

In December 2012, our Chairman, Bruce Cameron purchased an aggregate of 20,000,000 shares of Class B common stock, par value $0.000001 per share, of HF2 (“Class B Common Stock”) for an aggregate purchase price of $20, or $0.000001 per share, which is the per share par value. Mr. Cameron contributed the shares of Class B Common Stock to the HF2 Class B Trust.

The registration statement for our IPO was declared effective on March 21, 2013. On March 27, 2013, we consummated our IPO through the sale of 15,300,000 shares of Class A Common Stock at $10.00 per share and received proceeds, net of the underwriters’ discount and offering expenses, of $147,763,000. Simultaneously with the consummation of our IPO, we sold 1,414,875 shares of Class A Common Stock (which we refer to as the Sponsors’ Shares) to certain of our sponsors at $10.00 per share in a private placement and raised $13,910,939, net of commissions.

In connection with our initial public offering (“IPO”), we granted the underwriters in the offering a 45-day option to purchase up to an additional 2,295,000 shares of Class A Common Stock to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 public shares. We closed the sale of the public shares pursuant to the exercise of the over-allotment option on April 1, 2013 and received proceeds, net of the underwriters’ discount, of $22,284,450. Simultaneously with the closing of the sale of the public shares pursuant to the exercise of the over-allotment option, we raised an additional $1,801,401, net of commissions, through the sale of an additional 183,525 Sponsors’ Shares to the Sponsors in a private placement to maintain in the trust account that holds the proceeds of our IPO (the “Trust Account”) an amount equal to $10.50 per public share sold. Upon the closing of our IPO and the over-allotment option, $184,747,500 (representing $10.50 per public share sold in our IPO, including the over-allotment option), including a portion of the proceeds of the private placements of the Sponsors’ Shares, was deposited in the Trust Account.

Effecting the Business Combination

Pursuant to the Investment Agreement, dated as of September 16, 2014 (as amended, the “Investment Agreement”), by and among us, ZGP, and the members of ZGP (the “ZGP Founder Members”), we propose to acquire a number of Class A Units of ZGP (“Class A Units”) equal to the aggregate number of shares of our Class A Common Stock outstanding at the closing of the transactions contemplated by the Investment Agreement (the “Closing”) and after giving effect to any redemption of shares of Class A Common Stock by our public stockholders in connection with the consummation of this investment (each a “Redemption”). We refer to the Class A Units that we will acquire as the “Acquired Units.”

Pursuant to the Investment Agreement, the contribution amount for the Acquired Units is an amount in cash equal to the assets in the Trust Account, after giving effect to Redemptions and less our aggregate costs, fees and expenses incurred in connection with or pursuant to the consummation of the Business Combination (including deferred commissions) (the “Expense Payments” and the consideration to be paid to ZGP, the “Closing Acquisition Consideration”). Unless waived by ZGP and the ZGP Founder Members, it is a condition to the Closing of the Business Combination under the Investment Agreement that the amount in the Trust Account to be contributed in exchange for the Acquired Units plus other cash available to us, along with any proceeds from issuances of equity interests by ZGP on or promptly after the closing date of the Business Combination will be at least $100 million after giving effect to redemptions of shares of Class A Common Stock by our public stockholders in connection with the consummation of the Business Combination (“Redemptions”) and our aggregate costs, fees and expenses incurred in connection with or pursuant to the consummation of the Business Combination (including deferred commissions payable to investment advisors) (the “Expense Payments”). Although it is possible that other cash or proceeds from issuances of equity interests by ZGP may be available to us, we anticipate that the Closing Acquisition Consideration will be funded with between $100 million and $175 million of cash from the Trust Account.

Immediately following consummation of the Business Combination, the ZGP Founder Members will hold 7,000,000 Class A Units, subject to adjustment in accordance with the Investment Agreement. It is also contemplated that, following the consummation of the Business Combination, ZGP will issue up to 1,600,000 Class B Units (“Class B Units,” and together with the Class A Units, the “Units”) to key ZAIS employees which will vest on the later of the date of grant and the second anniversary of the Closing. Accordingly, following the consummation of the Business Combination, assuming none of our stockholders elect to redeem their shares of Class A Common Stock, it is contemplated that there will be 32,192,150 Units outstanding and we will own approximately 73.3% of those Units, the ZGP Founder Members will own approximately 21.7% of those Units and key ZAIS employees will own the remaining 5%, subject to certain vesting provisions. It is anticipated that, upon completion of the Business Combination, our public stockholders will retain an ownership interest of 69.5% in us and our Sponsors will retain an ownership interest of approximately 30.5% in us. If any of our public stockholders exercise their Redemption rights, then (i) the ownership interest in us of our public stockholders will decrease and the ownership interest in us of our Sponsors will increase and (ii) our ownership interest in ZGP will decrease and the ownership interest of the ZGP Founder Members and ZAIS employees in ZGP will increase. The ownership percentages with respect to us and ZGP following the Business Combination do not take into account (i) the release of any Additional Founder Units or the issuance of Additional Employee Units (each as described below), which would represent approximately 19.9% of the Units after giving effect to such release and issuance, or (ii) Closing related adjustments to the number of Class A Units retained by the ZGP Founder Members. If the actual facts are different than these assumptions (which they are likely to be), the percentage ownership of our existing stockholders in us will be different and our percentage ownership in ZGP will be different.

During the first five years after the Closing, ZGP will release up to an additional 2,800,000 Class A Units (the “Additional Founder Units”) to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the Closing and the day prior to such 20 trading-day period (the “Total Per Share Value”) meets or exceeds specified thresholds, ranging from $12.50 to $21.50. After the Closing, ZGP may grant up to 5,200,000 Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”) to ZAIS employees. The Additional Employee Units vest in three equal installments: one-third upon achieving the applicable Total Per Share Value threshold (which are the same as for the Additional Founder Units), one-third upon the first anniversary of such achievement and one-third upon the second anniversary of such achievement. The applicable Total Per Share Value threshold must be achieved within the first five years after the Closing. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in ZGP’s income or loss) or other material rights until the Class B Units vest and may not be exchanged for shares of Class A Common Stock until they vest.

The ZGP Founder Members’ Class A Units and vested Class B Units (but not unvested Class B Units) may be exchanged for shares of Class A Common Stock on a one-for-one basis (subject to certain adjustments to the exchange ratio) or, at our option, cash or a combination of Class A Common Stock and cash, pursuant to an Exchange Agreement that we will enter into with ZGP, the ZGP Founder Members and the other parties thereto (the “Exchange Agreement”). Generally, there is a two-year lock-up period before any exchanges of Class A Units or vested Class B Units are permitted.

In addition, at the Closing, all of the outstanding shares of Class B Common Stock will be transferred from the HF2 Class B Trust to the ZGP Founder Members and immediately deposited into a newly created irrevocable trust of which Mr. Christian Zugel, the founder, Chief Investment Officer and Managing Member of ZAIS, is the sole trustee (the “ZGH Class B Trust”). Mr. Zugel will be the Chief Investment Officer and Chairman of the Board of Directors of the combined company. In his capacity as trustee of the ZGH Class B Trust, Mr. Zugel will have control over approximately 89.4% of the voting power of our outstanding common stock, assuming no Redemptions of our Class A Common Stock in connection with the Business Combination, or 92.4%, assuming 7,142,857 shares of Class A Common Stock are redeemed.

In connection with the Investment Agreement, we will also enter into the following agreements: (i) a Second Amended and Restated Limited Liability Company Agreement of ZGP (the “New LLC Agreement”), (ii) the Exchange Agreement relating to the exchange of Class A Units and vested Class B Units into shares of Class A Common Stock , (iii) a Registration Rights Agreement for shares of Class A Common Stock issued upon exchange of Units (the “Registration Rights Agreement”), and (iv) a Tax Receivable Agreement relating to the payment of a portion of specified tax savings to the ZGP Founder Members (the “Tax Receivable Agreement”).

Unless waived by ZGP and the ZGP Founder Members, it is a condition to the Closing of the Business Combination under the Investment Agreement that the amount in the Trust Account to be contributed in exchange for the Acquired Units plus other cash available to us, along with any proceeds from issuances of equity interests by ZGP will be at least $100 million. Each Redemption of shares of Class A Common Stock by our public stockholders will decrease the amount in the Trust Account. If Redemptions by our public stockholders cause the amount of cash in the Trust Account, after giving effect to the Redemptions and the Expense Payments, when aggregated with other cash available to HF2 and proceeds from issuances of equity by ZGP on or promptly after the closing date of the Business Combination to be less than $100 million, then ZGP and the ZGP Founder Members will not be required to consummate the Business Combination. The consummation of the Business Combination is also subject to a number of other conditions set forth in the Investment Agreement including, among others, the receipt of the requisite stockholder approval for the Business Combination and, effectively, approval of our proposed second amended and restated certificate of incorporation.

The Investment Agreement may be terminated at any time prior to the consummation of the Business Combination upon agreement of us and ZGP, or by us or ZGP acting alone, in specified circumstances, including if the Business Combination is not consummated on or before March 21, 2015 or if the Business Combination is not approved by our stockholders.

Redemption Rights

Pursuant to our amended and restated certificate of incorporation, we are providing our public stockholders with the opportunity to redeem, upon the consummation of the transactions contemplated by the Investment Agreement, shares of Class A Common Stock then held by them for an amount of cash per share equal to the quotient determined by dividing (i) the amount in the Trust Account, net of any interest thereon and net of any income, franchise or other taxes payable by (ii) the total number of shares of Class A Common Stock issued in our initial public offering that remain outstanding, calculated as of the date of the consummation of the Business Combination (the “Redemption Price”). For illustrative purposes, based on funds in the Trust Account of $184,754,364 on December 31, 2014, the estimated per share Redemption Price at such date would have been approximately $10.50. Public stockholders may elect to redeem their shares even if they vote for the Business Combination. A public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking Redemption rights with respect to 20% or more of the shares of Class A Common Stock sold in our initial public offering; provided, however, that a public stockholder is still entitled to vote against the Business Combination with respect to all shares of Class A Common Stock sold in our initial public offering owned by him or his affiliates. We will require any public stockholder electing to redeem his IPO shares, whether he is a record holder or holds his IPO shares in “street name”, to make certifications that he is not part of such a group and to either tender his certificate to our transfer agent or to deliver his shares to our transfer agent electronically, using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at his option at least three business days prior to the date of the special meeting.

Submission of the Business Combination to a Stockholder Vote

A more complete description of the Investment Agreement and the transaction described above is set forth in our revised definitive proxy statement relating to the approval of the Business Combination, which was filed with the Securities and Exchange Commission (“SEC”) on January 26, 2015. Our special meeting, in lieu of our 2014 annual meeting, to approve the Business Combination and the other matters described in the definitive proxy statement is scheduled for 9:00 a.m. on February 19, 2015. The record date for the special meeting is January 26, 2015. Investors are urged to read the definitive proxy statement in its entirety.

The Business Combination (and consequently, the Investment Agreement and the transactions contemplated thereby, including the Business Combination) will be approved and adopted only if a majority of the outstanding shares of Class A Common Stock voted at the special meeting on the Business Combination proposal are voted “FOR” the Business Combination proposal. As of the record date, our Sponsors, officers and directors have agreed to vote any shares of Class A Common Stock owned by them in favor of the Business Combination.

Selection of a Target Business and Structuring of the Business Combination

Pursuant to NASDAQ listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for an initial business combination. We believe the proposed Business Combination complies with this rule. If we acquire less than 100% of the equity interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of the Trust Account balance, as is the case in the proposed Business Combination. The fair market value of the portion of ZGP that we will acquire has been determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow or book value).

Liquidation if No Business Combination

If, as a result of our stockholders voting against the Business Combination, the termination of the Investment Agreement or otherwise, we are unable to complete the Business Combination or another business combination transaction by March 21, 2015, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem 100% of the outstanding public shares of Class A Common Stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of taxes payable, divided by the number of then outstanding public shares of Class A Common Stock, which redemption will completely extinguish public stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and to the requirements of other applicable law. Holders of our Founders’ Shares and Sponsors’ Shares have waived any right to any liquidation distribution with respect to those shares.

Employees

We do not have any employees. We have three executive officers and two other officers, none of whom are paid a salary. These individuals are not obligated to devote any specific number of hours to our matters and devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the Business Combination.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the SEC. Copies of these reports, proxy statements and other information can be read and copied at the SEC’s Public Reference Room, 100 F Street N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at http://www.sec.gov.

We make available, free of charge on our website, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. These documents are posted on our website at www.hf2financial.com under the Public Filings section.

We also make available, free of charge on our website, the charters of the Audit Committee, Compensation Committee, Executive Committee and Nominating and Corporate Governance Committee, as well as the Code of Business Conduct and Ethics. These documents are posted on our website at www.hf2financial.com under the Governance section.

ITEM 1A.	RISK FACTORS

Risk Factors Relating to Our Organizational Structure after the Business Combination

Pursuant to the Investment Agreement, 100% of the outstanding shares of Class B Common Stock will be transferred from the HF2 Class B Trust to a new trust controlled by Christian Zugel and, as a result, Mr. Zugel will control a majority of the combined voting power of our common stock.

Unlike other similarly structured blank check companies, we are authorized to issue two classes of common stock. The HF2 Class B Trust currently holds an aggregate of 20,000,000 shares of Class B Common Stock, which is all of the outstanding Class B Common Stock. Shares of Class B Common Stock are entitled to ten votes per share and vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our common stock for a vote.

Pursuant to the Investment Agreement, at the Closing of the Business Combination 20,000,000 shares of Class B Common Stock will be transferred to the ZGP Founder Members and immediately deposited with the ZGH Class B Trust, a newly created irrevocable trust, of which Christian Zugel is the initial sole trustee. The ZGH Class B Trust will be entitled to vote the shares of Class B Common Stock in its own discretion and will represent approximately 89.4% of the combined voting power of our common stock, assuming no Redemptions of our Class A Common Stock, following the Closing of the Business Combination, or 92.4%, assuming 7,142,857 shares of Class A Common Stock are redeemed. In the future, even if all 180,000,000 authorized shares of Class A Common Stock are issued and outstanding, and assuming the 20,000,000 shares of Class B Common Stock remain outstanding, the holders of Class B Common Stock will hold approximately 52.6% of the combined voting power of our common stock. The number of shares of Class B Common Stock may be reduced in the future if the ZGP Founder Members’ ownership of the Company decreases below 20%.

For so long as the outstanding shares of Class B Common Stock represent at least a majority of the combined voting power of our common stock, the holders of Class B Common Stock will be able to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, the holders of Class B Common Stock will be able to determine the outcome of all matters requiring approval of our stockholders, and will be able to cause or prevent a change of control of the Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of the Company even though it may be in the best interests of the holders of Class A Common Stock. In particular, this concentration of voting power could deprive holders of Class A Common Stock of the opportunity to receive a premium for their shares of Class A Common Stock as part of a sale of the Company, and could ultimately adversely affect the market price of the Class A Common Stock.

Mr. Zugel and the Founder Members will have voting control and other significant influence over us, and their interests may differ from those of our public stockholders.

Immediately following the Business Combination, the ZGH Class B Trust will hold all of the Class B Common Stock. As sole trustee of the ZGH Class B Trust, Mr. Zugel will have control over approximately 89.4% of the voting power of the outstanding common stock of the Company, assuming no Redemptions of our Class A Common Stock, or 92.4%, assuming 7,142,857 shares of Class A Common Stock are redeemed, subject to reduction if the ownership the Company by the ZGP Founder Members decreases below 20%. The Founder Members also have consent rights under the New LLC Agreement with respect to certain actions of ZGP. Immediately following the Business Combination, Mr. Zugel, together with Mr. Zugel’s spouse and family trusts and Laureen Lim, will own approximately 22% of the outstanding Units (assuming no public shares are redeemed and there are no adjustments pursuant to the Investment Agreement and the 1,600,000 Class B Units have been issued to ZAIS employees and vested). Because such interest will be held directly in ZGP, rather than through the Company, Mr. Zugel, as an owner of Units, may have conflicting interests with holders of shares of the Class A Common Stock. For example, if ZGP makes distributions to the Company, the ZGP Founder Members and other members will also be entitled to receive such distributions pro rata in accordance with their respective ownership in ZGP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Mr. Zugel or his family trusts may also have different tax positions from us that could influence his decisions regarding whether and when to dispose of ZGP’s assets, especially in light of the Tax Receivable Agreement that we will enter into in connection with the Business Combination, whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration Mr. Zugel’s tax or other considerations even where no similar benefit would accrue to us or our shareholders.

Following the consummation of the Business Combination, our only significant asset will be ownership of approximately 73.3% of ZGP. We will have no operations of our own and no independent ability to generate revenue, and may not have sufficient funds to pay taxes, pay dividends on the Class A Common Stock, if any, or make payments under the Tax Receivable Agreement.

Following the consummation of the Business Combination, we will have no direct operations and no significant assets other than the ownership of approximately 73.3% of ZGP or approximately 77.1% of ZGP excluding the 1,600,000 unvested Class B Units that are contemplated to be issued to key ZAIS employees following the Closing (in each case, assuming no public shares are redeemed and there are no adjustments pursuant to the Investment Agreement). With no operations of our own and no independent ability to generate revenue, we will accordingly be dependent upon distributions from ZGP to pay our taxes, pay dividends to our stockholders and make payments under the Tax Receivable Agreement. We are required to pay taxes on our allocable share of the taxable income of ZGP without regard to whether ZGP distributes any cash or other property to us.

Although the New LLC Agreement requires ZGP to make distributions to the holders of its Units (including us) pro rata equal to the income tax on the cumulative positive taxable income of ZGP as determined based on an assumed tax rate and certain other factors, ZGP must have sufficient available cash in order to make these distributions. Further, although we intend to cause ZGP to make sufficient distributions to allow us to make payments under the Tax Receivable Agreement and pay dividends, if any, to our stockholders, deterioration in the financial condition, earnings or cash flow of ZGP and ZAIS for any reason could limit or impair ZGP’s ability to pay such distributions. Additionally, to the extent that we need funds and ZGP is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Payments of dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs (including our obligation to make payments under the Tax Receivable Agreement), plans for expansion and any legal or contractual limitations on our ability to pay dividends. Any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, ZGP is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZGP (with certain exceptions) exceed the fair value of its assets. ZAIS and its subsidiaries are generally subject to similar legal limitations on their ability to make distributions to ZGP.

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of the tax basis step-up we receive in connection with exchanges of Units into Class A Common Stock and related transactions, we will be required to pay the exchanging members of ZGP 85% of these tax benefits under the Tax Receivable Agreement.

Holders of Units (other than us) may, subject to certain conditions and transfer restrictions, exchange their Units for Class A Common Stock pursuant to the Exchange Agreement. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of ZGP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

In connection with the Business Combination, we will enter into the Tax Receivable Agreement, which provides for the payment by the Company to exchanging holders of Units of 85% of income or franchise tax benefits, if any, that the Company realizes as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of the Company and not of ZGP. While the actual increase in our allocable share of ZGP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the price of shares of Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of ZGP, the payments that the Company expects to make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on the financial condition of the Company. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the holders of Units.

The exchanging holders of Units will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against payments otherwise to be made, if any, after the determination of such excess. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income or franchise tax savings, which could materially impair our financial condition.

In certain cases, payments under the Tax Receivable Agreement may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change in control of the Company, the Tax Receivable Agreement will terminate, and we will be required to make a lump-sum payment to the ZGP Founder Members and holders of Class B Units (which are parties to the Tax Receivable Agreement and continue to hold Units as of such date) equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income and that all holders of Units which are parties to the Exchange Agreement would exchange their Units on the date of the termination. The change of control payment and termination payments to these holders of Units could be substantial and could exceed the actual tax benefits that we receive as a result of acquiring Units from other owners of ZGP because the amounts of such payments would be calculated assuming that we would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination.

Decisions made by Mr. Zugel (whether in his capacity as the trustee of the ZGH Class B Trust or as an officer of the Company) in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the ZGP Founder Members and the holders of Class B Units under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of the ZGP Founder Members or holders of Class B Units to receive payments under the Tax Receivable Agreement.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement or if distributions to the Company by ZGP are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Furthermore, our obligations to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the Tax Receivable Agreement. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition.

Under the Tax Receivable Agreement, we may be required to make additional payments to the ZGP Founder Members under certain circumstances.

In the event that the ZGP Founder Members are required to recognize income or gain as a result of the release of the Additional Founder Units, we will be required to make a payment to the ZGP Founder Members under the Tax Receivable Agreement in an amount equal to 100% of any actual tax refunds or reductions in taxes otherwise payable that we realize as a result. Our obligation to make this additional payment does not terminate as a result of an early termination or change of control under the Tax Receivable Agreement.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Units from the other ZGP members.

Under the Tax Receivable Agreement, we are entitled to retain 15% of the total tax savings we realize as a result of increases in tax basis created by exchanges of Units for Class A Common Stock or cash, and as a result of certain other tax benefits attributable to payments under the Tax Receivable Agreement. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we will earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully utilize such tax benefits or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected.

Our public stockholders may experience dilution as a consequence of, among other transactions, the release of the Additional Founder Units or the issuance of any equity awards to our employees.

It is contemplated that, following the consummation of the Business Combination, up to 1,600,000 Class B Units will be issued to ZAIS employees. In addition, if certain conditions are satisfied, ZGP will be required to release 2,800,000 Additional Founder Units to the ZGP Founder Members and may issue 5,200,000 Additional Employee Units to ZAIS employees. The Company may also issue equity awards to ZAIS employees under the 2015 Stock Incentive Plan that is proposed to be approved at our special meeting. The Company also has the ability to issue additional shares of common stock or preferred stock on terms and conditions established by our board of directors, subject only to the number of authorized shares in our amended and restated certificate of incorporation. Accordingly, current stockholders may experience substantial dilution. Such dilution could, among other things, limit the ability of our current stockholders to participate in the future earnings and growth of ZGP, if any, following the Business Combination.

The Class B Common Stock, the New LLC Agreement and other provisions in our second amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for the Class A Common Stock and could entrench management.

The concentrated voting power of the Class B Common Stock may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. In addition, after the consummation of the Business Combination, the ZGH Class B Trust, as the holder of the Class B Common Stock, will control the vote on all matters presented to our stockholders for a vote, including the election of directors. Under the New LLC Agreement, so long as the ZGP Founder Members own 10% of us on an as-exchanged basis, the ZGP Founder Members can veto a sale of the Class A Units that we hold, which would prevent many forms of a sale of the Company.

Our amended and restated certificate of incorporation and amended and restated bylaws will contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

•	authorize the issuance of undesignated preferred stock, the terms of which may be established and the shares of which may be issued without stockholder approval, and which may include super voting, special approval, dividend, or other rights or preferences superior to the rights of the holders of Class A Common Stock;
•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws and that our stockholders may only amend our bylaws with the approval of a majority or more of the voting power of all of the outstanding shares of our capital stock entitled to vote; and
•	establish advance notice requirements for nominations for elections to our board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

Further, as a Delaware corporation, we are also subject to provisions of Delaware law, which may impair a takeover attempt that our stockholders may find beneficial. These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of our company, including actions that our stockholders may deem advantageous, or negatively affect the trading price of the Class A Common Stock.

A change of control could result in termination of ZAIS’s investment advisory and sub-investment advisory agreements.

Pursuant to the Investment Advisers Act of 1940 (the “Advisers Act”), each of ZAIS’s investment advisory and sub-investment advisory agreements may not be “assigned” without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to the Advisers Act and the Investment Company Act of 1940 (the “1940 Act”). If such a deemed assignment occurs, there can be no assurance that we will be able to obtain the necessary consents from clients and, unless the necessary approvals and consents are obtained, the deemed assignment could adversely affect ZAIS’s ability to continue managing client accounts, resulting in the loss of assets under management (“AUM”) and a corresponding loss of revenue.

Risk Factors Relating to the Business Combination

The obligation of ZGP and the ZGP Founder Members to consummate the Business Combination is subject to the satisfaction or waiver of conditions set forth in the Investment Agreement and failure to satisfy or waive any of these conditions may result in the Business Combination not being consummated.

In addition to obtaining shareholder approval for the Business Combination and our second amended and restated certificate of incorporation, there are other conditions to obligations of ZGP and the ZGP Founder Members to consummate the Business Combination, many of which are outside of our control. For example, it is a condition of Closing of the Business Combination that we must have at least $100 million of cash in the Trust Account, after giving effect to the Redemption and Expense Payments when aggregated with other cash available to HF2 and proceeds of issuances of equity interests by ZGP on or promptly after the closing date of the Business Combination. In addition, consummation of the Business Combination is subject to prior receipt of certain approvals and consents required to be obtained from applicable governmental and regulatory authorities, which would include approval by the Financial Conduct Authority of the United Kingdom. We and ZGP have agreed to use commercially reasonable efforts to obtain consents from governmental authorities and self-regulatory authorities. Our continued listing on the NASDAQ Market is another closing condition. In connection with the Business Combination, we must file a new initial listing application and meet NASDAQ’s initial listing requirements as opposed to its more lenient continued listing requirements. There is no assurance that any of these closing conditions will be satisfied.

We may waive one or more of the conditions to the Business Combination.

We may agree to waive, in whole or in part, some of the conditions to our obligations to complete the Business Combination, to the extent permitted by our amended and restated certificate of incorporation and applicable laws. For example, it is a condition to our obligations to close the Business Combination that there be no breach of ZGP’s representations and warranties as of the closing date of the Business Combination. However, if our board of directors determines that any such breach is not material to the business of ZGP, then our board of directors may elect to waive that condition and close the Business Combination. We are not able to waive the condition that our public stockholders approve the Business Combination.

There are significant limitations on our right to make contractual indemnification claims against the ZGP Founder Members for the breach of any representations and warranties or covenants made by ZGP or the ZGP Founder Members in the Investment Agreement.

Our ability to make contractual indemnification claims after the Closing of the Business Combination against the ZGP Founder Members under any circumstances, including for a breach of any representations and warranties or covenants made by ZGP or the ZGP Founder Members in the Investment Agreement, is subject to significant limitations. Our only recourse is against Class A Units held by the Founder Members on a several basis, and a maximum of $7.5 million of damages is recoverable through the Class A Units retained by the Founder Members at the Closing and we can claim only against the Additional Founder Units (which may never be released if the applicable Total Per Share Value Thresholds are not satisfied) for any remaining damages. Moreover, our ability to seek indemnification is subject to other material limitations, including in most cases a time period limit of 18 months after the Closing, satisfaction of a $750,000 deductible and a liability cap of $15 million. Finally, after the Business Combination, Mr. Zugel through his role as sole trustee of the ZGH Class B Trust and director and officer of the combined company will control the combined company. Although the Investment Agreement provides that consent of the independent directors of the combined company will be required to enforce our rights (or to decide not to enforce our rights) under the Investment Agreement, there is no assurance that the independent directors in exercising their business judgment will choose to enforce our indemnification and other rights under the Investment Agreement after the Closing.

Subsequent to the consummation of the Business Combination, we may be required to take writedowns or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although we have conducted due diligence on ZGP, we cannot assure you that this diligence revealed all material issues that may be present in ZGP’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of our and ZGP’s control will not later arise. As a result, we may be forced to later write down or write off assets, restructure ZGP’s operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the combined company or its securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

Our Sponsors, directors and officers have agreed to vote in favor of the Business Combination, regardless of how our public stockholders vote.

Unlike certain other blank check companies in which the founders agree to vote their shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Sponsors, directors and officers have agreed to vote any shares of Class A Common Stock owned by them in favor of the Business Combination. Currently, our Sponsors, directors and officers own 30.5% of our issued and outstanding shares of Class A Common Stock. As a result, because approval of the Business Combination requires the affirmative vote of a majority of the outstanding shares of Class A Common Stock that are voted, rather than a majority of the outstanding shares of Class A Common Stock, the Business Combination will be approved unless public stockholders holding shares in excess of 30.5% of the outstanding shares of Class A Common Stock vote against the Business Combination.

Activities taken by our affiliates to purchase, directly or indirectly, public shares will increase the likelihood of approval of the Business Combination and other proposals presented at our special meeting.

If a significant number of stockholders vote, or indicate an intention to vote, against the Business Combination or to seek redemption of their shares, our Sponsors, officers, directors or their affiliates could make such purchases in the open market or in privately negotiated transactions in order to influence the vote or to reduce the number of shares of Class A Common Stock that may exercise redemption rights to the extent permitted by law. The purpose of such arrangements would be to increase the likelihood that our stockholders approve the Business Combination and the amendments to our amended and restated certificate of incorporation or to increase the likelihood of satisfaction of the requirement that we have available at least $100 million, after giving effect to the Redemption and the Expense Payments, for the Closing Acquisition Consideration. Certain of our Sponsors have expressed an interest in possibly purchasing, either directly or through their affiliates, between 2,000,000 and 5,000,000 shares of Class A Common Stock in the aggregate in connection with the consummation of the Business Combination. All public shares purchased by our Sponsors, officers, directors or their affiliates pursuant to such arrangements would be voted in favor of the Business Combination and the amendments to our amended and restated certificate of incorporation and would not be redeemed.

Our directors and officers have a conflict of interest in determining to pursue the investment in ZGP, since certain of their interests, and certain interests of their affiliates and associates, are different from or in addition to (and which may conflict with) the interests of our stockholders.

Our Sponsors, officers and directors have interests in and arising from the Business Combination that are different from or in addition to (and which may conflict with) the interests of our public stockholders, which may result in a conflict of interest. These interests may influence our directors in making their recommendation that you vote in favor of the Business Combination, and the transactions contemplated thereby.

We will incur significant transaction and transition costs in connection with the Business Combination.

We expect to incur significant, non-recurring costs in connection with consummating the Business Combination. Generally, if the Business Combination does not close, all legal, accounting, investment banking and other fees, expenses and costs incurred in connection with trying to consummate the Business Combination will be paid by the party incurring such fees, expenses and costs. After the Closing, all of HF2’s fees, costs and expenses related to the Business Combination will be borne by ZGP.

HF2’s transaction expenses as a result of the Business Combination are currently estimated at approximately $9.7 million, which is comprised of (i) a $7.0 million advisory fee split between EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P., and (ii) $2.7 million of other expenses including, but not limited to, legal, accounting and consulting services and costs incurred with the filing, printing and mailing of the proxy statement for our special meeting and the solicitation of the approval of our stockholders. If our transaction expenses exceed $10 million, then additional Class A Units will be issued to the ZGP Founder Members, which will decrease our ownership of ZGP.

Risk Factors Relating to HF2 and Class A Common Stock After the Business Combination

We will incur increased costs and become subject to additional regulations and requirements as a result of becoming a public operating company, which could lower our profits or make it more difficult to run our business.

As a public company, we will incur significant legal, accounting and other expenses that historically have not been incurred by ZGP as a closely held business, including costs associated with public company reporting requirements. We also will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and NASDAQ. The expenses incurred by public operating companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

Following the Business Combination, the price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities following the Business Combination may never develop or, if developed, it may not be sustained. If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Class A Common Stock prior to the Closing of the Business Combination may decline. The market values of the Class A Common Stock at the time of the Business Combination may vary significantly from the trading price of the Class A Common Stock on the date the Investment Agreement was executed or the date on which our stockholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of the Class A Common Stock could contribute to the loss of all or part of your investment. There is no public market for ZGP’s Units and trading in the shares of Class A Common Stock has not been active. Accordingly, the valuation ascribed to ZGP and the Class A Common Stock in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for the Class A Common Stock develops and continues, the trading price of the Class A Common Stock following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control.

Factors affecting the trading price of the Class A Common Stock following the Business Combination may include:

•	our inability to realize the benefits of the Business Combination, which may be affected by, among other things, competition, the ability of the combined company to grow and manage growth profitably, and retain its management and key employees;
•	the outcome of any legal proceedings that may be instituted against us, ZGP or others in connection with the Business Combination;
•	the inability to meet NASDAQ’s continued listing requirements;
•	the risk that the Business Combination disrupts current plans and operations of us or ZGP and its subsidiaries as a result of the announcement and consummation of the Business Combination;
•	costs related to the Business Combination and the integration of ZAIS;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of AUM;
•	the annual or quarterly results of operations or financial condition of companies perceived to be similar to us;
•	the relative and absolute investment performance of advised or sponsored investment products;
•	the impact of capital improvement projects;
•	the impact of future acquisitions or divestitures;

•	the unfavorable resolution of legal proceedings;
•	the extent and timing of any share repurchases;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or ZGP or its subsidiaries;
•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and us or ZGP and its subsidiaries;
•	the ability to attract and retain highly talented professionals; and
•	the impact of changes to tax legislation and, generally, our tax position.

Broad market and industry factors and general economic conditions may also materially harm the market price of the Class A Common Stock irrespective of our operating performance. The stock markets, in general, and NASDAQ, in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. A loss of investor confidence in the market for investment management stocks or the stocks of other companies which investors perceive to be similar to us could depress the price of the Class A Common Stock regardless of our business, prospects, financial conditions or results of operations.

Any of the above described factors or circumstances could have a material adverse effect on your investment in the Class A Common Stock. In such circumstances, the trading price of the Class A Common Stock may not recover and may experience a further decline. A decline in the market price of the Class A Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Following the Business Combination, if securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our industry, or if they adversely change their recommendations regarding the Class A Common Stock, the price and trading volume of the Class A Common Stock could decline.

The trading market for the Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our industry, or our competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, the price and trading volume of the Class A Common Stock would likely be negatively impacted. If any of the analysts who may cover us adversely change their recommendation regarding the Class A Common Stock, or provide more favorable relative recommendations about our competitors, the price of the Class A Common Stock would likely decline. If any analyst who may cover us were to cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of the Class A Common Stock to decline.

NASDAQ may delist our shares which could limit investors’ ability to trade our shares and subject us to additional trading restrictions.

On September 5, 2014, we received notice from The NASDAQ Stock Market that we are not in compliance with NASDAQ Listing Rule 5550(a)(3) because we have less than 300 “public holders.” NASDAQ Listing Rule 5550(a)(3) requires listed companies to maintain at least 300 “public holders” which includes beneficial holders and holders of record, but does not include any holder who is, either directly or indirectly, an executive officer, director, or the beneficial holder of more than 10% of the total shares outstanding. The notice received from NASDAQ does not immediately result in the delisting of the Class A Common Stock from The NASDAQ Capital Market. On October 17, 2014, we submitted a plan to regain compliance with NASDAQ Listing Rule 5550(a)(3). The plan was accepted by NASDAQ, and NASDAQ granted us an extension until March 4, 2015 to complete the Business Combination, demonstrate compliance with all initial listing requirements and regain compliance with Listing Rule 5550(a)(3). There can be no assurance that we will be able to comply with NASDAQ’s requirements by March 4, 2015.

On January 2, 2015, we received notice from NASDAQ that NASDAQ has concluded that we have not complied with NASDAQ Listing Rules 5620(a) and 5620(b) for the fiscal year ended December 31, 2014 and has determined to initiate procedures to delist our Class A Common Stock from NASDAQ. NASDAQ Listing Rule 5620(a) requires each company to hold an annual meeting of shareholders no later than one year after the end of the company’s fiscal year-end. NASDAQ Listing Rule 5620(b) requires each company to solicit proxies and provide proxy statements for all meetings of shareholders and provide copies of such proxy solicitation to NASDAQ. A subsequent notice from NASDAQ received by us on January 5, 2015 stated that ours failure to comply with NASDAQ Listing Rule 5550(a)(3) serves as an additional basis for delisting. The notices received from NASDAQ do not immediately result in the delisting of our Class A Common Stock from the NASDAQ Capital Market. Under NASDAQ rules, we may request a hearing to appeal NASDAQ’s determination to a Hearings Panel (the “Panel”). We submitted a request for a hearing on January 9, 2015, and a hearing is scheduled for February 19, 2015. The failure to comply with NASDAQ Listing Rules 5620(a), 5620(b) and 5550(a)(3) will be addressed in our appeal. Submission of the request for a hearing will stay the suspension of the trading of our Class A Common Stock in the period before the Panel renders a decision, and our Class A Common Stock will continue to trade on The NASDAQ Capital Market in that period. There can be no assurance our appeal will be successful or we will be able to maintain our listing on The NASDAQ Capital Market.

If NASDAQ delists our shares of Class A Common Stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our shares;
•	reduced price and liquidity with respect to our shares which may materially limit your ability to sell shares of Class A Common Stock;
•	a determination that the Class A Common Stock is a “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
•	a limited amount of news and analyst coverage for our company; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of the Class A Common Stock may decline due to the large number of shares of Class A Common Stock eligible for exchange and future sale.

The market price of shares of the Class A Common Stock could decline as a result of sales of a large number of shares of Class A Common Stock in the market after the Business Combination or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A Common Stock in the future at a time and at a price that we deem appropriate.

Our Sponsors are entitled to make a demand that we register the resale of the Founders’ Shares at any time commencing three months prior to the date on which their shares may be released from escrow, which, subject to certain exceptions, will be one year after the consummation of the Business Combination. Additionally, our Sponsors are entitled to demand that we register the resale of the Sponsors’ Shares and any shares our Sponsors, officers, directors, Advisory Board members or their affiliates may be issued in payment of working capital loans made to us commencing on the date that we consummate the Business Combination. The presence of these additional shares of Class A Common Stock trading in the public market may have an adverse effect on the market price of the Class A Common Stock.

Pursuant to the Registration Rights Agreement that we will enter into in connection with the Business Combination, holders of Units can demand that we register the resale of shares of Class A Common Stock issued upon the exchange of Class A Units and vested Class B Units of ZGP. Although there are timing and other limitations on these exchanges as set forth in the Exchange Agreement, the possibility that these exchanges may occur may adversely impact the trading price of the Class A Common Stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of Class A Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups (JOBS) Act (the “JOBS ACT”), enacted in April 2012, and will continue to be an “emerging growth company” following the Closing of the Business Combination. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We are currently, and in the future anticipate, taking advantage of these exemptions that do not require us to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide the full disclosure regarding executive compensation that would otherwise be needed in our periodic reports and proxy statements, hold a nonbinding advisory vote on executive compensation or shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until December 31, 2018, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b–2 under the Exchange Act, which would occur if the market value of the Class A Common Stock that is held by non–affiliates exceeds $700 million as of any January 31 before the end of that five-year period, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this provision, and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict whether investors will find the Class A Common Stock less attractive because we have chosen to rely on these exemptions. If some investors find the Class A Common Stock less attractive as a result of any decisions to reduce future disclosure, there may be a less active trading market for the Class A Common Stock and our stock price may be more volatile.

Upon the listing of our shares on the NASDAQ, we will qualify as a “controlled company” within the meaning of NASDAQ’s rules and, as a result, will qualify for, and may choose to rely on, exemptions from certain corporate governance requirements. In such a circumstance, you would not have the same protections afforded to stockholders of companies that are subject to such requirements.

After completion of the Business Combination, the ZGH Class B Trust will hold approximately 89.4%, assuming no Redemptions of shares of our Class A Common Stock, or 92.4%, assuming 7,142,857 shares of our Class A Common Stock are redeemed, of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we will qualify as a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;
•	are not required to have a compensation committee that is composed entirely of independent directors; and
•	are not required to have a nominating and corporate governance committee that is composed entirely of independent directors.

Although we do not currently intend to use this exemption, we may choose to do so in the future. In such an event, a majority of the directors on our board will not be required to be independent. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Being a controlled company may also adversely impact the trading price of the Class A Common Stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Business Combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the 1940 Act. If we are deemed to be an investment company under the 1940 Act, we may be subject to certain restrictions that may make it more difficult for us to complete the Business Combination, including restrictions on the nature of our investments and the issuance of securities. In addition, we may have imposed upon us certain burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations. Compliance with these additional regulatory burdens would require additional expense.

A portion of ZAIS’s revenue and cash flow is variable, which may impact ZAIS’s ability to achieve steady earnings growth on a quarterly basis and may cause volatility of Class A Common Stock.

Although ZAIS believes that a portion of its revenue is consistent and recurring due to ZAIS’s investment strategy and the nature of ZAIS’s fees, a portion of ZAIS’s revenue and cash flow is variable, primarily due to the fact that the performance fees from ZAIS’s funds can vary from year to year. For the nine months ended September 30, 2014, performance fees were 68.7% of ZAIS’s total revenues, representing a 38.1% increase over the year ended December 31, 2013. For the years ended December 31, 2013 and December 31, 2012, performance fees were 49.9% and 76.7% of ZAIS’s total revenues, respectively. Additionally, ZAIS may also experience fluctuations in ZAIS’s results from quarter to quarter and year to year due to a number of other factors, including changes in the values of ZAIS’s funds’ investments, changes in ZAIS’s operating expenses, the degree to which it encounters competition and general economic and market conditions. Such variability may lead to volatility in the trading price of Class A Common Stock. Moreover, ZAIS’s results for a particular period are not indicative of ZAIS’s performance in a future period.

Potential conflicts of interest may arise between holders of Class A Common Stock and ZAIS’s fund investors.

As an investment adviser, ZAIS has certain fiduciary duties or contractual obligations to the funds that it manages. As a result, it expects to regularly take actions with respect to the purchase or sale of investments in ZAIS’s funds, the structuring of investment transactions for the funds or otherwise in a manner consistent with such duties and obligations but that might at the same time adversely affect ZAIS’s near-term results of operations or cash flows. This may in turn have an adverse effect on the price of Class A Common Stock or on the interests of holders of Class A Common Stock. Additionally, to the extent ZAIS fails to appropriately deal with any such conflicts of interest, it could negatively impact ZAIS’s reputation and ability to raise additional funds.

ZAIS’s use of leverage to finance its business will expose ZAIS to substantial risks, which are exacerbated by ZAIS’s funds' use of leverage to finance investments.

ZAIS may eventually use a significant amount of borrowings to finance ZAIS’s business operations as a public company and the use of leverage will be required to effectuate certain of ZAIS’s growth initiatives. That will expose ZAIS to the typical risks associated with the use of substantial leverage, including those discussed above under “— Dependence on leverage by certain of ZAIS’s funds subjects them to volatility and contractions in the debt financing markets and could adversely affect ZAIS’s ability to achieve attractive rates of return on those investments.” These risks are exacerbated by ZAIS’s funds' use of leverage to finance investments.

The Business Combination may adversely affect ZAIS’s ability to retain and motivate its senior management team, senior investment professionals and other key personnel and to recruit, retain and motivate new senior professionals and other key personnel, both of which could adversely affect ZAIS’s business, results and financial condition.

ZAIS’s future success and growth depend to a substantial degree on its ability to retain and motivate its senior management team, senior investment professionals and other professionals and to strategically recruit, retain and motivate new talented personnel, including new senior professionals. Within the next 12 months, it is anticipated that members of ZAIS’s senior management team and investment professionals will begin to receive a significant percentage of their compensation in the form of shares of Class A Common Stock in lieu of cash, which may reduce their overall compensation depending upon our stock price performance. The replacement of any of these key individuals would involve significant time and expense and may significantly delay or prevent the achievement of ZAIS’s business objectives.

In order to recruit and retain existing and future senior professionals, ZAIS may need to increase the level of compensation that it pays to them. Accordingly, as ZAIS promotes or hires new senior professionals over time, it may increase the level of compensation it pays to them, which would cause ZAIS’s total employee compensation and benefits expense as a percentage of ZAIS’s total revenue to increase and adversely affect ZAIS’s profitability. In addition, issuance of equity interests in ZAIS’s business to future senior professionals would dilute public stockholders.

ZAIS believes that it has a workplace culture of collaboration, motivation and alignment of interests with investors. The effects of the Business Combination, including potential changes in ZAIS’s compensation structure, could adversely affect this culture. If ZAIS does not continue to develop and implement the right processes and tools to manage ZAIS’s changing enterprise and maintain this culture, ZAIS’s ability to compete successfully and achieve ZAIS’s business objectives could be impaired, which could negatively impact ZAIS’s business, financial condition and results of operations.

Investors in ZAIS’s funds may be unwilling to commit new capital to, and may withdraw capital from, ZAIS’s funds as a result of the Business Combination, which could have a material adverse effect on ZAIS’s business and financial condition.

Some investors in ZAIS’s funds may view negatively the prospect of a publicly traded company becoming the majority equity owner and managing member of ZAIS’s parent company, ZGP, and may have concerns that as a result of the Business Combination ZAIS’s attention will be bifurcated between investors in ZAIS’s funds and HF2’s public stockholders, resulting in potential conflicts of interest. Some investors in ZAIS’s funds may believe that ZAIS will strive for near-term profit instead of superior risk-adjusted returns for investors in ZAIS’s funds over time or grow ZAIS’s AUM for the purpose of generating additional management fees without regard to whether ZAIS believes there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that ZAIS will be successful in its efforts to address such concerns or to convince investors in ZAIS’s funds that ZAIS’s decision to pursue the Business Combination will not affect ZAIS’s longstanding priorities or the way ZAIS conduct its businesses. A decision by a significant number of investors in ZAIS’s funds not to commit additional capital to ZAIS’s funds or to cease doing business with ZAIS altogether could inhibit ZAIS’s ability to achieve ZAIS’s investment objectives and may have a material adverse effect on ZAIS’s business and financial condition.

Risk Factors Relating to Redemptions

It is a condition to the Closing of the Business Combination that we have at least $100 million in the Trust Account, after giving effect to Redemptions and the Expense Payments, when aggregated with other cash available to HF2 and proceeds of equity issuances by ZGP on or promptly after the closing date of the Business Combination. Accordingly, unless this provision is waived, we may be unable to consummate the Business Combination if there are substantial Redemptions by our public stockholders.

It is a condition to the Closing of the Business Combination under the Investment Agreement that we have at least $100 million in the Trust Account at Closing, after giving effect to Redemptions and the Expense Payments, when aggregated with other cash available to HF2 and proceeds of equity issuances by ZGP. Each redemption of public shares by our public stockholders will decrease the amount in the Trust Account, which is $184,754,364 as of December 31, 2014. If redemptions by our public stockholders cause us to have less than $100 million in the Trust Account at the Closing of the Business Combination, when aggregated with other cash available to HF2 and proceeds of equity issuances by ZGP, we will not be able to consummate the Business Combination unless ZGP and the ZGP Founder Members waive this condition. Even if ZGP and the ZGP Founder Members provide such a waiver, we are further limited by the requirement to have at least $5,000,001 in net tangible assets upon consummation of the Business Combination after giving effect to the Redemption and the Expense Payments. As a result of these limitations, we may not be able to consummate the Business Combination even though holders of a majority of our public shares have voted in favor of the Business Combination.

Our public stockholders may exercise their Redemption rights even if they vote in favor of the Business Combination, which could result in a less liquid trading market for the Class A Common Stock, fewer stockholders, less cash and the potential inability to meeting the listing standards of The NASDAQ Stock Market.

Our public stockholders may exercise their Redemption rights even if they vote in favor of the Business Combination. As a result, the Business Combination can be approved by public stockholders who will redeem their shares and no longer remain stockholders, leaving stockholders who choose not to redeem their shares holding shares in a company with a less liquid trading market, fewer stockholders, less cash and the potential inability to meet the listing standards of The NASDAQ Stock Market.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a “group,” will be restricted from seeking Redemption rights with respect to more than 20% of the shares sold in our IPO.

We will offer each public stockholder (but not our Sponsors, officers and directors) the right to request to have his, her, or its shares of Class A Common Stock redeemed for cash in connection with the Closing of the Business Combination. Notwithstanding the foregoing, in accordance with our amended and restated certificate of incorporation, a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group”, will be restricted from seeking redemption rights with respect to more than 20% of the shares of Class A Common Stock sold in our IPO. Generally, in this context, a stockholder will be deemed to be acting in concert or as a group with another stockholder when such stockholders agree to act together for the purpose of acquiring, voting, holding or disposing of our equity securities. Accordingly, if you purchased more than 20% of the shares sold in our IPO and the Business Combination is approved, you will not be able to seek Redemption rights with respect to the full amount of your public shares and may be forced to hold such additional public shares or sell them in the open market. The price you obtain on the open market may be less than the Redemption Price.

There is no guarantee that a stockholder’s decision whether to redeem its shares for the Redemption Price will put the stockholder in a better future economic position.

We can give no assurance as to the price at which a stockholder may be able to sell its shares in the future following the completion of the Business Combination. Certain events following the consummation of the Business Combination may cause an increase in the price of the Class A Common Stock. If the price of the Class A Common Stock exceeds the Redemption Price, a redeeming stockholder may realize lower value than if it had held the shares. Conversely, if a stockholder does not redeem its shares, the stockholder will bear the risk of ownership of the shares after the consummation of the Business Combination, and there can be no assurance that a stockholder will be able to sell its shares of Class A Common Stock in the future for a greater amount than the Redemption Price. A stockholder should consult its own tax or financial advisor for assistance on how this may affect its individual situation.

If our stockholders fail to comply with the Redemption requirements specified in our definitive proxy statement for the special meeting, they will not be entitled to redeem their shares of Class A Common Stock for a pro rata portion of the funds held in the Trust Account.

In order for a public stockholder to exercise his Redemption rights, he must follow the instructions set forth in our definitive proxy statement (i) affirmatively vote either for or against the Business Combination, (ii) check the box on the proxy card to elect redemption, (iii) check the box on the proxy card marked “Shareholder Certification” to certify that he is not part of a group seeking Redemption rights with respect to more than 20% of the shares of Class A Common Stock sold in our IPO, and (iv) prior to 5:00 p.m., Eastern Time on February 13, 2015 (three business days before the special meeting), (x) submit a written request to our transfer agent that we redeem his public shares for cash, and (y) deliver his stock to our transfer agent either physically or electronically through the DTC DWAC (Deposit/Withdrawal At Custodian) System. For a stockholder who holds his shares in “street name”, a stockholder’s broker or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC (Deposit/Withdrawal At Custodian) System, this may not be the case. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, public stockholders who wish to redeem may be unable to meet the deadline for exercising their Redemption rights and thus may be unable to redeem their public shares.

Public stockholders who wish to redeem their shares and comply with specific requirements for Redemption may be unable to sell their securities when they wish to in the event the Business Combination is not approved.

We will require public stockholders who wish to redeem their public shares to deliver their shares either physically or electronically, and if the Business Combination is not consummated we will promptly return such shares, either electronically or physically, to the tendering public stockholders. Accordingly, public stockholders who attempted to redeem their shares in such a circumstance will be unable to sell their public shares after the failed acquisition until we have returned their shares to them. The market price for shares of Class A Common Stock may decline during this time and you may not be able to sell your shares of Class A Common Stock when you wish to, even while other public stockholders that did not seek Redemption may be able to sell their shares.

Risk Factors Relating to the Failure to Consummate the Business Combination

Our independent registered public accounting firm’s report contains an explanatory paragraph that discusses the mandatory liquidation of the Company if a business combination is not consummated and expresses doubt about our ability to continue as a “going concern.”

If we do not consummate the Business Combination by March 21, 2015, the Company will be liquidated and will no longer be a going concern. The financial statements contained elsewhere in this filing do not include any adjustments that might result from our inability to consummate the Business Combination.

We will have insufficient time to complete an alternate business combination if the Business Combination or our amended and restated certificate of incorporation is not approved by our stockholders or the Business Combination is otherwise not completed.

Pursuant to our amended and restated certificate of incorporation, in the event we do not consummate a business combination by March 21, 2015, we are required to cease operations and begin the dissolution process provided for in our amended and restated certificate of incorporation. Therefore, if the Business Combination or (unless waived by ZGP or the ZGP Founder Members) our amended and restated certificate of incorporation is not approved by our stockholders, we will not complete the Business Combination and will not be able to complete an alternative business combination by March 21, 2015. If this occurs, we will be required to commence a process to dissolve and distribute our assets.

In addition to liquidation, failure to complete the Business Combination will negatively affect the Company.

If the Business Combination is not consummated, it is likely that we will be forced to liquidate. Moreover, we will still be required to pay fees, expenses and costs relating to the Business Combination including fees and expenses relating to legal, accounting, financial advisor and printing fees. Our management has also devoted substantial time and resources to the Business Combination, which otherwise could have been devoted to seeking another business combination. We also could be subject to litigation related to a failure to complete the Business Combination or to enforce our rights under the Investment Agreement.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed the Business Combination by March 21, 2015, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and to the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following March 21, 2015 and, therefore, we do not intend to comply with Section 280 of the Delaware General Corporation Law. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the three year period of time in which a claim could have been made against our stockholders if we complied with Section 280 of the Delaware General Corporation Law. We may not properly assess all claims that may be potentially brought against us. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor, creditor or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, if there is a liquidation, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after March 21, 2015, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors or to have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share liquidation price received by stockholders may be less than $10.50.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although most of our vendors and service providers have executed agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, our vendors and service providers may still seek recourse against the Trust Account. ZGP and the ZGP Founder Members have also agreed to this type of waiver provision in the Investment Agreement. However, a court may not uphold the validity of such waiver agreements. Accordingly, the proceeds held in the Trust Account could be subject to claims which could take priority over those of our public stockholders. Therefore, if we do not consummate an initial business combination, the per-share distribution from the Trust Account may be less than $10.50, due to such claims.

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

In the event that the proceeds in the Trust Account are reduced below $10.50 per public share and Bruce Cameron, Bradley Forth or the estate of Richard Foote asserts that he or it is unable to satisfy his or its obligations or that he or it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against such individual to enforce such indemnification obligations. It is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.50 per share.

The following risk factors apply to the business and operations of ZGP and its consolidated subsidiaries, which will also apply to the business and operations of the combined company following the completion of the Business Combination, and to HF2 and the Business Combination.

Risks Related to ZGP’s and ZAIS’s Business and Industry

Difficult market and political conditions may adversely affect ZAIS’s business, including by reducing the value or hampering the performance of the investments made by ZAIS’s funds, accounts and investment products each of which could materially and adversely affect ZAIS’s business, results of operations and financial condition.

ZAIS’s business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation or deflation, economic uncertainty, changes in laws (including laws relating to ZAIS’s taxation, taxation of ZAIS’s investors, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of ZAIS’s control and may affect the level and volatility of asset prices and the liquidity and value of investments and ZAIS may not be able to or may choose not to manage its exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for ZAIS’s funds, accounts and investment products (collectively referred to as “funds” herein) and their respective investee companies, which could restrict such funds’ investment activities and impede such funds’ ability to effectively achieve their investment objectives.

In the event of a market downturn, each of ZAIS’s businesses could be affected in different ways. ZAIS’s funds may face reduced opportunities to sell and realize value from their existing investments, and a lack of suitable investments for the funds to make. In addition, adverse market or economic conditions could have an adverse effect on the returns of the funds that ZAIS manages, and, therefore, ZAIS’s earnings. A general market downturn, or a specific market dislocation, may cause ZAIS’s revenue and results of operations to decline by causing:

•	the net asset value or the AUM of ZAIS managed funds to decrease, lowering management fees;

•	lower investment returns, reducing incentive income; and

•	investor redemptions, resulting in lower fees.

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by ZAIS’s funds with debt investments. The attractiveness of ZAIS’s funds relative to other investment products could decrease depending on economic conditions. ZAIS’s funds may also be adversely affected by difficult market conditions if ZAIS fails to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments.

The investment management business is competitive.

The investment management business is highly competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, fund terms (including fees), brand recognition and business reputation. ZAIS competes for investors with other investment managers, public and private funds, business development companies, small business investment companies and others. Numerous factors increase ZAIS’s competitive risks, including:

•	a number of ZAIS’s competitors have greater financial, technical, marketing and other resources and more personnel than ZAIS does;

•	some of ZAIS’s funds may not perform as well as competitors’ funds or other available investment products;

•	a number of ZAIS’s competitors have raised significant amounts of capital, and some of them have similar investment objectives to ZAIS’s, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that otherwise could be exploited;

•	some of ZAIS’s competitors may have a lower cost of capital and access to funding resources that are not available to ZAIS, which may create competitive disadvantages for ZAIS’s funds;

•	some of ZAIS’s competitors may be subject to less regulation and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than ZAIS does or bear less compliance expense than ZAIS does;

•	some of ZAIS’s competitors may have more flexibility than ZAIS has in raising certain types of funds under the investment management contracts they have negotiated with their investors;

•	some of ZAIS’s competitors may have better expertise or be regarded by investors as having better expertise than ZAIS in a specific asset class or geographic region; and

•	other industry participants may, from time to time, seek to recruit ZAIS’s investment professionals and other employees away from ZAIS.

This competitive pressure could adversely affect ZAIS’s ability to make successful investments and limit ZAIS’s ability to raise future funds, either of which would adversely impact ZAIS’s business, results of operations and financial condition.

ZAIS’s AUM has been subject to volatility.

Historically, ZAIS’s AUM has fluctuated from time to time. ZAIS’s AUM has declined significantly from its peak of $11.7 billion prior to the financial crisis in 2008 to $4.7 billion as of September 30, 2014, largely attributable to the return of investor capital from certain private equity style funds, the termination of certain collateralized debt obligations (“CDOs”) managed by ZAIS, certain investor redemptions and the challenges of raising significant new assets to replace those assets being returned to investors. These challenges stem largely from structured credit products being disfavored by investors in the continuing low interest rate environment. In this environment, investor inflows have gravitated toward equity and macro managers during 2014 as interest rates remained relatively flat, a trend that will likely continue until interest rates rise to a level presenting more attractive yields.

Further, ZAIS currently has additional funds representing total AUM of approximately $1.1 billion that are winding down and are in liquidation. If ZAIS is unable to raise significant new assets to replace those that will be returned to investors its AUM would be subject to further decline resulting in a lower base of assets on which it charges management fees and may receive incentive income. This, in turn, would negatively impact ZAIS’s revenue and results of operations.

ZAIS derives a substantial portion of its revenues from funds managed pursuant to advisory agreements that may be terminated.

The applicable investment advisory agreement for each of ZAIS’s funds may permit the investors of each respective fund to remove ZAIS as investment manager in certain circumstances. ZAIS’s managed accounts are governed by investment management agreements that may be terminated by investors, generally upon little or no notice and with or without cause, as set forth in the applicable agreement. Termination of these agreements would negatively affect ZAIS’s revenue, which could have a material adverse effect on ZAIS’s results of operations.

ZAIS may not be able to maintain its current fee structure as a result of industry pressure from fund investors to reduce fees, which could have an adverse effect on its profit margins and results of operations.

ZAIS may not be able to maintain its current fee structure as a result of industry pressure from fund investors to reduce fees. Although ZAIS’s investment management fees vary among and within asset classes, historically it has competed primarily on the basis of its performance and not on the level of its investment management fees relative to those of its competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry. More recently, institutional investors have been allocating increasing amounts of capital to alternative investment strategies as well as attempting to reduce management fees and incentive income to external managers, whether through direct reductions, deferrals or rebates. ZAIS’s average management fees charged with respect to certain asset types has declined as a result of this industry pressure towards lower fees. Although ZAIS has no obligation to modify any of its fees with respect to its existing funds, it may experience pressure to do so. No assurance can be made that ZAIS will succeed in providing investment returns and service that will allow ZAIS to maintain its current fee structure. Fee reductions on existing or future businesses could have an adverse effect on ZAIS’s profit margins and results of operations.

The historical returns attributable to ZAIS’s funds should not be considered as indicative of the future results of ZAIS or any of its funds or of ZAIS’s future results or of any returns expected on an investment in Class A Common Stock.

An investment in Class A Common Stock is not an investment in any of ZAIS’s funds. The historical performance of ZAIS’s funds is relevant to ZAIS primarily insofar as it is indicative of fees it has earned in the past and may earn in the future and ZAIS’s reputation and ability to raise new funds. The historical and potential returns of the funds it advises will not, however, be directly linked to returns on Class A Common Stock. Therefore, you should not conclude that positive performance of the funds ZAIS advises will necessarily result in positive returns on an investment in Class A Common Stock, nor should you conclude that ZAIS’s prior fund performance is indicative of the future results of ZAIS’s funds. Poor future performance of the funds ZAIS advises could cause a decline in ZAIS’s revenues and could therefore have a negative effect on ZAIS’s operating results and returns on the Class A Common Stock.

Moreover, the historical returns of ZAIS’s funds should not be considered indicative of the future returns of these funds or from any future funds it may raise, in part because:

•	market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions ZAIS may experience in the future;

•	ZAIS’s funds’ returns have previously benefited from investment opportunities and general market conditions that may not recur, and ZAIS’s funds may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;

•	some of ZAIS’s funds’ rates of returns are calculated on the basis of market value of the funds’ investments, including unrealized gains, which may never be realized;

•	the historical returns that are presented in this Annual Report on Form 10-K derive largely from the performance of ZAIS’s earlier funds, whereas future fund returns will depend increasingly on the performance of ZAIS’s more recently formed funds that may have little or no realized investment track record or funds that have not yet been formed;

•	you will not benefit from any value that was created in ZAIS’s funds prior to ZAIS’s becoming a public company if such value was previously realized;

•	in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in alternative funds and high liquidity in debt markets, and the increased competition for investments may reduce ZAIS’s returns in the future; and

•	ZAIS’s newly established funds may generate lower returns during the period that they take to deploy their capital.

The future internal rate of return for any current or future fund may vary considerably from the historical internal rate of return generated by any particular fund, or for ZAIS’s funds as a whole. Future returns will also be affected by the risks described elsewhere in this prospectus, including risks of the industries and businesses in which a particular fund invests.

Poor performance of ZAIS’s funds would cause a decline in ZAIS’s revenue and results of operations, and would adversely affect ZAIS’s ability to raise capital for future funds.

ZAIS’s revenue is derived principally from two sources: (1) management fee income, based on the size of ZAIS’s funds and (2) incentive income, based on the performance of ZAIS’s funds. Although ZAIS believes that a portion of its revenue is consistent and recurring due to ZAIS’s investment strategy and the nature of ZAIS’s fees, a portion of ZAIS’s revenue and cash flow is variable, primarily due to the fact that the performance fees from ZAIS’s funds can vary from year to year. For the nine months ended September 30, 2014, performance fees were 68.7% of ZAIS’s total revenues, representing a 38.1% increase over the year ended December 31, 2013. For the years ended December 31, 2013 and December 31, 2012, performance fees were 49.9% and 76.7% of ZAIS’s total revenues, respectively. In the event that any of ZAIS’s funds perform poorly, ZAIS’s revenue and results of operations will decline, and it will likely be more difficult for ZAIS to raise new capital. In addition, fund investors may withdraw their investments in ZAIS’s funds as a result of poor performance of ZAIS’s funds or otherwise. ZAIS’s investors and potential investors continually assess ZAIS’s funds’ performance and ZAIS’s ability to raise capital.

Employee misconduct could harm ZAIS by impairing ZAIS’s ability to attract and retain investors and subjecting ZAIS to significant legal liability, regulatory scrutiny and reputational harm.

ZAIS’s ability to attract and retain investors and to pursue investment opportunities for ZAIS’s funds depends heavily upon the reputation of ZAIS’s professionals, especially ZAIS’s senior professionals. ZAIS is subject to a number of obligations and standards arising from ZAIS’s investment management business and ZAIS’s authority over the assets managed by ZAIS’s investment management business. Violation of these obligations and standards by any of ZAIS’s employees could adversely affect investors in ZAIS’s funds and us. ZAIS’s businesses often require that it deal with confidential matters of great significance to companies in which ZAIS’s funds may invest and the investors in the funds. If ZAIS’s employees were to use or disclose confidential information improperly, ZAIS could suffer serious harm to its reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions ZAIS takes to detect and prevent this activity may not be effective in all cases. If one or more of ZAIS’s employees were to engage in misconduct or were to be accused of such misconduct, ZAIS’s businesses and ZAIS’s reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact ZAIS’s ability to raise future funds.

ZAIS may be subject to financial criminal activity which could result in financial loss or damage to ZAIS’s reputation.

Instances of financial criminal activity, personal trading violations and other abuses, including misappropriation of assets by internal or external perpetrators, may arise despite ZAIS’s internal control policies and procedures. Instances of such criminal activity by financial firms and their personnel, including those in the investment management industry, have led the U.S. government and regulators to increase enforcement of existing rules relating to such activities, adopt new rules and regulations and enhance oversight of the U.S. financial industry. As ZAIS expands its international operations, it will be subject to the rules of other jurisdictions that govern and control financial criminal activities and exposed to financial criminal activities on a more global scale. Compliance with existing and new rules and regulations may have the effect of increasing ZAIS’s expenses. Further, should any of ZAIS’s or ZAIS’s personnel be linked to financial criminal activity, either domestically or internationally, ZAIS would suffer material damage to its reputation which could result in a corresponding loss of clients, client assets and revenue.

ZAIS is vulnerable to reputational harm because it operates in an industry in which personal relationships, integrity and client confidence are of critical importance. For example, if an employee were to engage in illegal or suspicious activities, ZAIS could be subject to legal or regulatory sanctions and suffer serious reputational harm (as a consequence of the negative perception resulting from such activities), and impairment to client relationships and the ability to attract new clients. ZAIS’s business often requires that it deal with confidential information. If any of ZAIS’s employees were to improperly use or disclose this information, even if inadvertently, it could be subject to legal or regulatory action and suffer serious harm to ZAIS’s reputation and current and future business relationships.

Reputational harm could result in a loss of AUM and revenues.

The integrity of ZAIS’s brand is critical to ZAIS’s ability to attract and retain clients, business partners and employees and maintain relationships with consultants. ZAIS operates within the highly regulated financial services industry and various potential scenarios could result in harm to ZAIS’s reputation. They include internal operational failures, failure to follow investment or legal guidelines in the management of accounts, intentional or unintentional misrepresentation of ZAIS’s products and services in offering or advertising materials, public relations information, social media or other external communications, employee misconduct (including prohibited postings on social media) or investments in businesses or industries that are controversial to certain special interest groups. The negative publicity associated with any of these factors could harm ZAIS’s reputation and adversely impact relationships with existing and potential clients, third-party distributors, consultants and other business partners and subject ZAIS to regulatory sanctions. Damage to ZAIS’s brands or reputation would negatively impact ZAIS’s standing in the industry and result in loss of business in both the short term and the long term.

A significant portion of ZAIS’s AUM is or may be derived from a small number of clients, the loss of which could significantly reduce ZAIS’s management fees and have a material adverse effect on ZAIS’s results of operations.

Certain of ZAIS’s strategies are or may derive a significant portion of their total AUM from assets of a single client or a small number of clients. As of September 30, 2014, two investors accounted for approximately 27% of ZAIS’s AUM and ZAIS’s 10 largest investors accounted for approximately 55% of ZAIS’s AUM. If any such clients withdraw all or a portion of their AUM, ZAIS’s business would be significantly affected, which would negatively impact ZAIS’s management fees and could have a material adverse effect on ZAIS’s results of operations and financial condition.

ZAIS’s failure to comply with investment guidelines set by its clients and limitations imposed by applicable law could result in damage awards against ZAIS and a loss of ZAIS’s AUM, either of which could adversely affect ZAIS’s results of operations or financial condition.

Certain clients who retain ZAIS to manage assets on their behalf specify guidelines regarding investment allocation and strategy that it is required to follow in managing their portfolios. ZAIS’s failure to comply with any of these guidelines and other limitations could result in losses to clients which, depending on the circumstances, could result in ZAIS’s being obligated to make clients whole for such losses. If ZAIS believed that the circumstances did not justify a reimbursement, or clients believed the reimbursement it offered was insufficient, they could seek to recover damages from ZAIS, withdraw assets from ZAIS’s funds or terminate their investment advisory agreement with ZAIS. Any of these events could harm ZAIS’s reputation and adversely affect ZAIS’s business.

ZAIS’s expenses are subject to fluctuations that could materially impact ZAIS’s results of operations.

ZAIS’s results of operations depend on the level of ZAIS’s expenses, which can vary from period to period. ZAIS and its affiliates have certain fixed expenses that they incur as going concerns, and some of those expenses are not subject to adjustment. If ZAIS’s revenues decrease, without a corresponding decrease in expenses, ZAIS’s results of operations would be negatively impacted. While ZAIS attempts to project expense levels in advance, there is no guarantee that an unforeseen expense will not arise or that ZAIS will be able to adjust its variable expenses quickly enough to match a declining asset base. Consequently, either event could have either a temporary or long-term negative impact on ZAIS’s results of operations.

ZAIS may be subject to litigation risks and may face liabilities and damage to ZAIS’s professional reputation as a result.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. ZAIS makes investment decisions on behalf of investors in ZAIS’s funds that could result in substantial losses. This may subject ZAIS to legal liabilities or actions alleging, among other things, negligence, intentional misconduct, breach of fiduciary duty or breach of contract. Further, ZAIS may be subject to third-party litigation arising from allegations that ZAIS improperly exercised control or influence over investments. In addition, ZAIS and its affiliates that are the investment managers and general partners of ZAIS, ZAIS’s funds and those of ZAIS’s employees who are ZAIS’s, ZAIS’s subsidiaries’ or the funds’ officers and directors are each exposed to the risks of litigation specific to the funds’ investment activities and, in the case where the funds that ZAIS or its affiliates manage are public companies, to the risk of shareholder litigation by the public companies’ shareholders. Moreover, ZAIS is exposed to risks of litigation or investigation by investors or regulators alleging ZAIS’s having engaged, or ZAIS’s funds having engaged, in transactions that presented conflicts of interest that were not properly addressed.

Legal liability or the commencement of legal actions against ZAIS could have a material adverse effect on ZAIS’s businesses, financial condition or results of operations or cause reputational harm to us, which could harm ZAIS’s businesses. ZAIS depends to a large extent on ZAIS’s business relationships and ZAIS’s reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for ZAIS’s funds. As a result, allegations by private litigants or regulators of improper conduct by ZAIS, whether the ultimate outcome is favorable or unfavorable to us, as well as negative publicity and press speculation about us, ZAIS’s investment activities or the investment industry in general, whether or not valid, may harm ZAIS’s reputation, which may be damaging to ZAIS’s businesses.

The cost of insuring ZAIS’s business is significant and may increase.

ZAIS’s insurance costs are significant and can fluctuate substantially from year to year. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As ZAIS renews insurance coverage, it may be subject to additional costs caused by premium increases, higher deductibles, co-insurance liability, changes in the size of ZAIS’s business or nature of ZAIS’s operations, litigation or acquisitions or dispositions. ZAIS may also obtain additional forms, and increased levels of, coverage resulting from being a part of a public company which may involve materially increased costs.

In addition, ZAIS may obtain additional liability insurance for ZAIS’s directors and officers. There have been historical periods in which directors' and officers' liability insurance and errors and omissions insurance have been available only with limited coverage amounts, less favorable terms or at prohibitive cost, and these conditions could recur.

Risks Related to ZAIS’s Funds and Managed Accounts

Dependence on leverage by certain of ZAIS’s funds subjects them to potential volatility and contractions in the debt financing markets and could adversely affect ZAIS’s ability to achieve attractive rates of return on those investments.

Certain of ZAIS’s funds use leverage, and ZAIS’s ability to achieve attractive rates of return on investments in those funds will depend on ZAIS’s ability to access sufficient sources of indebtedness at attractive rates. ZAIS’s funds may choose to use leverage as part of their respective investment programs. As of September 30, 2014, ZAIS served as investment manager to four funds utilizing various degrees of leverage. These funds had combined AUM of $1.3 billion. The weighted average leverage ratio of these funds is approximately 79.97% (based on net asset value), with one fund accounting for a majority of the leverage employed. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A fund may borrow money from time to time to make investments or may enter into derivative transactions that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing or embedded leverage may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the fund’s net asset value to increase at a faster rate than would be the case without borrowings. However, if investment results fail to cover the cost of borrowings, the fund’s net asset value could also decrease faster than if there had been no borrowings. An increase in interest rates could also decrease the value of fixed-rate debt investments that ZAIS’s funds make. Any of the foregoing circumstances could have a material adverse effect on ZAIS’s business, results of operations and financial condition.

If ZAIS’s funds or the issuers or companies in which ZAIS’s funds invest raise capital in the structured credit, leveraged loan or high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of ZAIS’s funds and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements or more restrictive covenants.

The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through borrowings on fund-level debt facilities, which may or may not be available for a refinancing at the end of their respective terms. In addition, the interest payments on the indebtedness used to finance ZAIS’s funds’ investments are generally deductible expenses for applicable income tax purposes, but may be subject to limitations with respect to timing or amount under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit the availability of these income tax deductions may reduce the after-tax rates of return on the affected investments for certain investors, which may have an adverse impact on ZAIS’s businesses and financial results.

If the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of ZAIS’s investee companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could have a material adverse effect on ZAIS’s business, results of operations and financial condition.

Some of ZAIS’s funds may invest in companies that are highly leveraged, which may increase the risk of loss associated with those investments.

Some of ZAIS’s funds may invest in companies whose capital structures involve significant leverage. For example, in many non-distressed leveraged loan investments, indebtedness may be as much as 75% or more of an investee company’s total debt and equity capitalization, including debt that may be incurred in connection with the investment, whether incurred at or above the investment-level entity. In distressed situations, indebtedness may exceed 100% or more of an investee company’s capitalization. Additionally, while ZAIS’s funds generally purchase senior positions in the aforementioned companies, the debt positions acquired by ZAIS’s funds may be the most junior in what could be a complex capital structure, and thus subject ZAIS to the greatest risk of loss.

Investments in highly leveraged entities are also inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments.

Furthermore, incurring a significant amount of indebtedness by an entity could, among other things:

•	subject the entity to a number of restrictive covenants, terms and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact ZAIS’s fund’s ability to realize value from the investment;

•	allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of ZAIS’s funds’ investment in it;

•	give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions if additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.

A substantial portion of ZAIS’s investments may be recorded at fair value as determined in good faith and, as a result, there may be uncertainty regarding the value of ZAIS’s funds’ investments.

The debt and equity instruments in which ZAIS’s funds invest for which market quotations are not readily available will be valued at fair value as determined in good faith by ZAIS. Most, if not all, of ZAIS’s fund’s investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820 — Fair Value Measurements and Disclosures. This means that the valuation of assets of ZAIS’s funds will be based on unobservable inputs and assumptions about how market participants would price the asset or liability in question. ZAIS expects that inputs into the determination of fair value of ZAIS’s funds’ investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing or quotes accompanied by disclaimers materially reduces the reliability of such information.

The types of factors that ZAIS may take into account in determining the fair value of a fund’s investments generally include broker quotes (if available), market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets, the financial condition of issuers, recent trading activity, and other relevant factors. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, ZAIS’s determinations of fair value may differ materially from the values that would have been used if a ready market for these debt and equity instruments existed.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in a fund’s net asset value do not necessarily reflect the prices that would actually be obtained by ZAIS on behalf of the fund when such investments are sold. ZAIS’s funds’ net asset value could be adversely affected if determinations regarding the fair value of such fund’s investments were materially higher than the values that such fund ultimately realizes upon the disposal of such loans and securities. Realizations at values significantly lower than the values at which investments have been reflected in fund net asset values would result in losses for the applicable fund, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in fund net asset values will cause investors to lose confidence in ZAIS which could, in turn, result in redemptions from ZAIS’s funds or difficulties in raising additional funds.

ZAIS’s funds may face risks relating to undiversified investments.

While diversification within the asset class in which a ZAIS fund invests is generally an objective of ZAIS’s funds, there can be no assurance as to the degree of diversification, if any, that will be achieved in any fund. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a fund if its investments are concentrated in that area, which would result in lower investment returns. This lack of diversification may expose a fund to losses disproportionate to economic conditions or market declines in general if there are disproportionately greater adverse movements in the particular investments. If a fund holds investments concentrated in a particular issuer, security, asset class or geographic region, such fund may be more susceptible than a more widely diversified investment portfolio to the negative consequences of a single corporate, economic, political or regulatory event. Accordingly, a lack of diversification on the part of a fund could adversely affect a fund’s performance and, as a result, ZAIS’s results of operations and financial condition.

Many of ZAIS’s funds invest in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and ZAIS may fail to realize any profits from these investments for a considerable period of time, lose some or all of the principal amount it invests in these investments or may not be able to liquidate these investments at a desired price.

ZAIS’s funds may make investments or hold trading positions in markets that are volatile and which may be illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions to which ZAIS may be a party, limits imposed by exchanges or other regulatory organizations, market disruptions and changes in industry and government regulations. When a fund holds a security or position, it is vulnerable to price and value fluctuations and may experience losses if the value of the position decreases and the fund is unable to timely sell, hedge or transfer the position.

In particular, with respect to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to certain investments. In addition, over-the-counter contracts and cleared swaps may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but a fund still may not be able to transfer an over-the-counter contract to a third party due to concerns regarding the counterparty’s credit risk. In addition, ZAIS’s funds’ assets are subject to the risk of failure of any of the exchanges or other trading platforms on which their positions trade or of central clearinghouses or counterparties. Most U.S. exchanges limit fluctuations in certain prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.

Therefore, it may be impossible or costly for ZAIS’s funds to liquidate positions rapidly, particularly if the relevant market is moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Alternatively, it may not be possible in certain circumstances for a position to be purchased or sold promptly, particularly if there is insufficient trading activity in the relevant market or otherwise.

Investments by ZAIS’s investment funds may rank junior to investments made by others.

The securities in which ZAIS’s funds invest may be subordinate to other of the issuer’s securities that rank senior to them. By their terms, these senior securities may provide that their holders are entitled to receive payments of interest or principal on or before the dates on which payments are to be made to the securities held by ZAIS’s funds. Also, in the event of a default or other credit event including, but not limited to, liquidation, dissolution, reorganization or bankruptcy, holders of securities ranking senior to ZAIS’s investment may typically be entitled to receive payment in full before distributions could be made for ZAIS’s investment. After repaying senior security holders, the issuer of the securities held by ZAIS’s funds may not have any remaining assets to use for repaying amounts owed to the securities held by ZAIS’s funds. To the extent that any assets remain, holders of securities that rank equally with those securities held by ZAIS’s funds would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, the ability of ZAIS’s funds to influence an issuer’s affairs and to take actions to protect their investments may be substantially less than that of the senior security holders.

Third-party investors in ZAIS’s private funds may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance.

Historically, certain of ZAIS’s private equity style funds have required investors to make capital commitments that ZAIS is entitled to call from those investors at any time during prescribed periods. ZAIS has historically depended on investors fulfilling and honoring their commitments when it calls capital from them in connection with making investments and otherwise paying their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund and if an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the fund, thereby limiting ZAIS’s ability to enforce the funding of a capital call. Third-party investors in private funds often use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to third-party managed investment funds such as those advised by us. The failure of investors to honor a significant amount of capital calls for any particular fund or funds could have a material adverse effect on the operation and performance of those funds and, in turn, ZAIS’s business.

ZAIS’s funds may be forced to dispose of investments at a disadvantageous time.

ZAIS’s funds may make investments that they do not advantageously dispose of prior to the date the applicable fund is dissolved or that it may be forced to dispose of at an inopportune time to meet an investor redemption request. Although ZAIS generally expects that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution of a fund, ZAIS’s funds may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of dissolution of a fund. This would result in a lower than expected return on the investments and, perhaps, on the fund itself.

Hedging strategies may adversely affect the returns on ZAIS’s funds’ investments.

When managing its exposure to market risks, ZAIS may (on its own behalf or on behalf of ZAIS’s funds) from time to time use forward contracts, options, swaps (including total return swaps), caps, collars, floors, foreign currency forward contracts, currency swap agreements, currency option contracts or other instruments. The success of any hedging or other derivative transactions generally will depend on the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty, the costs of the hedging transaction and other factors. Because ZAIS may enter into a transaction to hedge its or a fund’s exposure to market risks, while the transaction may reduce the risks of losses with respect to adverse movements in such market factors, the transaction may also limit the opportunity for gain if the value of the hedged positions increases. There can be no assurance that any hedging transaction will successfully hedge the risks associated with hedged positions or that it will not result in poorer overall investment performance than if it had not been executed.

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash or other collateral at a time when ZAIS or a fund has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs, that may reduce the anticipated returns on an investment. Finally, the U.S. Commodity Futures Trading Commission (“CFTC”) has indicated that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the costs of entering into currency hedges.

ZAIS’s failure to appropriately address conflicts of interest could damage ZAIS’s reputation and adversely affect ZAIS’s businesses.

As ZAIS expands the number and scope of ZAIS’s businesses, it will increasingly confront potential conflicts of interest relating to its investment activities on behalf of itself and its funds. ZAIS serves as the investment adviser to a number of existing funds, and may, in the future, establish new funds that will compete with one another and with ZAIS. Certain of ZAIS’s funds may have overlapping investment objectives and strategies, including funds that have different fee structures, and potential conflicts may arise with respect to ZAIS’s decisions regarding how to allocate investment opportunities among those funds and between itself and its funds. For example, a decision to receive material non-public information about a company while pursuing an investment opportunity for a particular fund gives rise to a potential conflict of interest when it results in ZAIS’s having to restrict the ability of other funds to take any action with respect to such company.

There are also additional conflicts of interest that ZAIS encounters in managing its funds. ZAIS may or may not cause its funds to purchase different classes of securities that may have interests that conflict with the interests owned by it or a fund that it manages. ZAIS or the funds that it manages may hold similar positions or the same security, yet ZAIS or a fund it manages may liquidate its position as circumstances warrant, potentially affecting the liquidity or value of the securities held by another fund ZAIS manages. ZAIS or funds managed by ZAIS may take conflicting positions with that of another ZAIS managed fund. For example, ZAIS or one of ZAIS’s funds may take a long position while another fund may take a short position in the same security. Additional conflicts may arise in circumstances where a fund that ZAIS manages purchases or sells assets to another fund that ZAIS manages. Further, ZAIS may liquidate investments at different times than the funds it manages due to, among other things, differences in investment strategies or fund durations.

In addition to the various conflicts set forth above, conflicts of interest may exist in the valuation of ZAIS’s investments and regarding decisions about the allocation of specific investment opportunities among ZAIS and ZAIS’s funds and the allocation of fees and costs among ZAIS and ZAIS’s funds. Though ZAIS believes it has appropriate means to resolve these conflicts, ZAIS’s judgment on any particular issue could be challenged. If ZAIS fails to appropriately address any such conflicts, it could negatively impact ZAIS’s reputation and ability to raise additional funds or maintain existing clients or result in potential litigation against us.

Certain of ZAIS’s funds invest in residential mortgage-backed securities (“RMBS”) and residential mortgage loans that are subject to particular risks.

Certain of ZAIS’s funds invest in RMBS and residential mortgage loans. These loans may be either retained or securitized, the securities of which may be sold to third party investors.

As of September 30, 2014, ZAIS served as investment manager to 8 funds investing in RMBS or residential mortgage loans. These funds have combined AUM of approximately $1.44 billion.

Holders of RMBS or residential mortgage loans that underlie RMBS generally bear risks inherent in investment in structured credit and leveraged loans. In particular, the rate of defaults and losses will be affected by a number of factors, including general economic conditions, the unemployment rate, the level of interest rates, the availability of mortgage credit, local conditions in the geographic area where the related mortgaged property is located, the terms of the loan, the borrower’s equity in the mortgaged property and the financial circumstances of the borrower. Further, a region’s economic condition and housing market may be directly, or indirectly, adversely affected by natural disasters or civil disturbances such as earthquakes, hurricanes, fires, floods, eruptions or riots. The above factors may have a larger effect depending on the composition of the residential mortgage loans that underlie an RMBS. For example, an RMBS may invest in subprime, non-conforming mortgage loans, balloon mortgage loans, interest only mortgage loans, adjustable-rate mortgage loans, and negatively amortizing mortgage loans, all of which may be subject to greater risks than traditional fixed rate mortgage loans. The residential mortgage loans underlying an RMBS may not be diversified in terms of geography, interest rates or terms.

Foreclosure.   Residential mortgage foreclosure rates increased significantly in connection with the crisis in the credit markets that began in 2007 – 2008. This trend negatively impacted the financial and capital markets generally and the mortgage-lending and mortgage-investment industry segments more specifically. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited. In the event that ZAIS invests in residential mortgage loans that are subsequently foreclosed on, ZAIS would likely lose some or all of its investment, which could have a material adverse effect on ZAIS’s performance and profitability.

Underwriting.   Defaults may result from substandard underwriting and purchasing guidelines or the failure of the loan originator to comply with good or adequate origination guidelines. The applicable originator’s underwriting standards and any applicable purchasing guidelines may not identify or appropriately assess the risk that the interest and principal payments due on a mortgage loan will be repaid when due, or at all, or whether the market value of the related mortgaged property will be sufficient to otherwise provide for recovery of such amounts. In addition, with respect to any exceptions made to the applicable originator’s underwriting standards in originating a mortgage loan, those exceptions may be subjective and may increase the risk that principal and interest amounts may not be received or recovered and compensating factors, if any, which may be the premise for making an exception to the underwriting standards may not, in fact, compensate for any additional risk. No assurance can be given that any of the mortgage loans that ZAIS acquires from an originator will comply with such originator’s underwriting guidelines or that any mortgage loans will have compensating factors in the event that those mortgage loans do not comply with the related originator’s underwriting guidelines. Mortgage loans owned by ZAIS’s funds either directly or through RMBS may have been originated with less stringent underwriting guidelines than mortgage loans being originated in the current environment.

Prepayment.   The rate of prepayments of newly originated residential mortgage loans will be sensitive to prevailing interest rates. Generally, if prevailing interest rates decline, mortgage prepayments may increase if refinancing is available at lower interest rates. If prevailing interest rates rise, prepayments on the mortgage loans may decrease. However, an expansion of credit could result in an increase in refinancing activity even in a rising interest rate environment if credit standards are relaxed and underwriting guidelines expanded. Prepayments also may occur as a result of solicitations of the borrowers by mortgage loan lenders. In addition, the timing of prepayments of principal may also be affected by liquidations of or insurance payments on the mortgage loan, or repurchases by the related originator for breaches of representations and warranties or defective documentation. An increase in prepayments has a negative effect on the value of mortgage loans due to the loss of future interest payments.

Liability of Ownership.   Ownership of residential mortgage loans also includes the potential of certain legal risks of ownership, including assignee liabilities. The Truth in Lending Act provides that subsequent purchasers of residential mortgage loans originated in violation of certain requirements specified in the Truth in Lending Act may have liability for such violations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) also prohibits lenders from originating residential mortgage loans unless the lender determines that the borrower has a reasonable ability to repay the loan. This requirement has been codified in the “ability-to-repay” rules (collectively, the “ATR Rules”) under the Truth in Lending Act (“Regulation Z”). The ATR Rules, among other things, require that originators follow certain procedures and obtain certain documents in order to make a reasonable, good faith determination of a borrower’s ability to repay a residential mortgage loan. In addition, the U.S. Consumer Financial Protection Bureau has issued regulations, which became effective January 2014, specifying the standards for a “qualified mortgage” that would have the benefit of a safe harbor from liability under the ATR Rules if certain requirements are satisfied, or a rebuttable presumption from such liability if only certain of these requirements are satisfied. Interest-only loans, hybrid mortgage loans and balloon loans, as well as loans with a debt-to-income ratio exceeding 43% in general do not constitute qualified mortgages. Possible liabilities that could be required to be paid by an assignee of a mortgage loan include actual damages suffered by the borrower, litigation costs (which could exceed the principal amount of a mortgage loan), statutory damages and special statutory damages. A borrower may also assert a violation of the ATR Rules as a defense in a foreclosure action. Various state and local legislatures may adopt similar or more onerous provisions in the future. ZAIS is unable to predict how these laws and regulations relating to assignee liability may affect the ability of the fund to successfully complete exit strategies that utilize securitization. In addition, the qualified mortgage rule may adversely affect the market generally for mortgage-backed securities, if investors are not willing to invest in pools of mortgage loans that do not satisfy the qualified mortgage requirement.

Third Party Service Providers.   Mortgage loans are subject to risks of loss related to the third party service providers, including from violations of consumer protection laws, servicing protocols and servicing errors, including errors in the recordation of mortgage loans, or other factors that may cause foreclosure delays. Loan modifications by servicers may impact the value of mortgage loans.

Certain of ZAIS’s funds invest in commercial related mortgage assets that are subject to particular risks.

ZAIS’s funds invest in a variety of assets backed by commercial mortgages including commercial mortgage-backed securities (“CMBS”), commercial real estate mortgages and mezzanine loans and direct commercial property ownership. As of September 30, 2014, ZAIS served as an investment manager to eight funds investing in CMBS, commercial real estate mortgages and mezzanine loans and direct commercial property ownership. The fair market value of the CMBS, commercial real estate mortgages and mezzanine loans and direct commercial property ownership held by these funds was approximately $48 million as of September 30, 2014.

The value of the commercial mortgage loans and the assets backed by commercial mortgages will be influenced by the rate of delinquencies and defaults experienced on the commercial mortgage loans and by the severity of loss incurred as result of such defaults. The factors influencing delinquencies, defaults and loss severity include: (i) economic and real estate market conditions by industry sectors (e.g., multifamily, retail, office, etc.); (ii) the terms and structure of the mortgage loans; and (iii) any specific limits to legal and financial recourse upon a default under the terms of the mortgage loan.

Exercise of foreclosure and other remedies may involve lengthy delays and additional legal and other related expenses on top of potentially declining property values. In certain circumstances, the creditors may also become liable upon taking title to an asset for environmental or structural damage existing at the property.

Commercial mortgage loans are generally viewed as having a greater risk of loss through delinquency and foreclosure than investing in the securities of single family residences. The ability of a borrower to repay a loan secured by income-producing property typically is dependent primarily upon the successful operation and operating income of such property (i.e., the ability of tenants to make lease payments, the ability of a property to attract and retain tenants, and the ability of the owner to maintain the property, minimize operating expenses and comply with applicable zoning and other laws) rather than upon the existence of independent income or assets of the borrower. Many commercial mortgage loans provide recourse only to specific assets, such as the property, and not against the borrower's other assets or personal guarantees.

Commercial mortgage loans generally do not fully amortize, which can necessitate a sale of the property or refinancing of the remaining “balloon” amount at or prior to maturity of the mortgage loan. Accordingly, investors in commercial mortgage loans and CMBS bear the risk that the borrower will be unable to refinance or otherwise repay the mortgage at maturity, thereby increasing the likelihood of a default on the borrower's obligation.

The repayment of a commercial mortgage loan is typically dependent upon the ability of the related mortgaged property to produce cash flow through the collection of rents. Even the liquidation value of a commercial property is determined, in substantial part, by the amount of the mortgaged property’s cash flow (or its potential to generate cash flow). However, net operating income and cash flow are often based on assumptions regarding tenant behavior and market conditions. Net operating income and cash flow can be volatile over time and may be insufficient to cover debt service on the mortgage loan at any given time. Lenders typically look to the debt service coverage ratio (that is, the ratio of net cash flow to debt service) of a mortgage loan secured by income-producing property as an important measure of the risk of default of that mortgage loan.

The net operating income, cash flow and property value of a commercial mortgage property may be adversely affected by a large number of factors specific to the property, such as:

•	the age, design and construction quality of the mortgage property;

•	perceptions regarding the safety, convenience and attractiveness of the mortgaged property;

•	the characteristics of the neighborhood where the mortgaged property is located;

•	the proximity and attractiveness of competing properties;

•	the adequacy of the mortgaged property’s management and maintenance;

•	increases in interest rates, real estate taxes and other operating expenses at the mortgaged property and in relation to competing properties;

•	an increase in the capital expenditures needed to maintain the mortgaged property or make improvements;

•	the dependence upon a single tenant, or a concentration of tenants, at the mortgaged property in a particular business or industry;

•	a decline in the financial condition of a major tenant at the mortgaged property;

•	an increase in vacancy rates for the applicable property type in the relevant geographic area;

•	a decline in rental rates as leases are renewed or entered into with new tenants;

•	national, regional or local economic conditions (including plant closings, military base closings, industry slowdowns and unemployment rates);

•	local real estate conditions (such as an oversupply of competing properties, space, multifamily housing, manufactured housing or hotel capacity);

•	natural disasters or civil disturbances such as earthquakes, hurricanes, fires, floods, eruptions or riots;

•	the length of tenant leases (including that in certain cases, all or substantially all of the tenants, or one or more sole, anchor or other tenants, at a particular mortgaged property have leases that expire or permit the tenant(s) to terminate its or their lease(s) during the term of the related mortgage loan) and other lease terms, including co-tenancy provisions;

•	the creditworthiness of tenants;

•	tenant defaults;

•	in the case of rental properties, the rate at which vacant space or space under expiring leases is re-let; and

•	the mortgaged property’s “operating leverage” (i.e., the percentage of total property expenses in relation to revenue, the ratio of fixed operating expenses to those that vary with revenues, and the level of capital expenditures required to maintain the property and to retain or replace tenants).

A decline in the real estate market or in the financial condition of a major tenant will tend to have a more immediate effect on the net operating income of mortgaged properties with short-term revenue sources, such as short-term or month-to-month leases or leases with termination options, and may lead to higher rates of delinquency or defaults under the related mortgage loans.

In addition, underwritten or adjusted cash flows, by their nature, are speculative and are based upon certain assumptions and projections, including with respect to matters such as tenancy and rental income. The failure of these assumptions or projections in whole or in part could cause the underwritten or adjusted cash flows to vary substantially from the actual cash flows of a mortgaged property.

Certain of ZAIS’s funds invest in certain other structured finance securities that are subject to particular risks.

ZAIS’s funds invest in structured finance securities, including CDOs, collateralized loan obligations (“CLOs”), stripped mortgage backed securities, synthetic risk transfer securities, home equity loan backed securities, securities backed by manufactured housing loans and other asset backed securities that are subject to particular risks, including:

•	Insolvency considerations with respect to issuers of securitized products;

•	Control rights and the intentions of the parties holding such control rights;

•	Uninvested cash balances may limit returns, thereby possibly limiting amounts available for distribution to the security holders;

•	The performance of structured finance securities are heavily dependent on the decisions of the manager of the securities;

•	Action by a rating agency may affect the performance of a structured finance security;

•	Optional or mandatory redemptions by holders of senior or mezzanine tranches of securities may affect the performance and life of the securities;

•	Limited information is available with respect to the collateral of these structured finance securities;

•	Certain structured finance securities may contain covenant lite loans which carry additional risks;

•	The restructuring of the government sponsored entities could impact the performance of securities guaranteed by such agencies; and

•	Structured finance securities often contain conflicts of interests between a manager and the owners of certain classes of the issuer’s securities.

Certain of ZAIS’s funds invest in leveraged loans that are subject to particular risks.

ZAIS’s funds invest in leveraged loans, either directly, or through securities backed by leveraged loans, including CLOs. In addition, ZAIS may invest in a fund that invests in the equity tranches of CLO transactions for which ZAIS serves as the investment manager, which would provide exposure to leveraged loans. Further, the recently adopted European and U.S. risk retention requirements will require ZAIS to invest in a percentage of the debt or equity in the CLOs (and therefore leveraged loans) it manages. Leveraged loans may be risky and investors in these types of investments could lose some or all of their investments.

Leveraged loans may experience volatility in the spread that is paid on such leveraged loans. Such spreads will vary based on a variety of factors, including, but not limited to, the level of supply and demand in the leveraged loan market, general economic conditions, levels of relative liquidity for leveraged loans, the actual and perceived level of credit risk in the leveraged loan market, regulatory changes, changes in credit ratings and the methodology used by credit rating agencies in assigning credit ratings, and such other factors that may affect pricing in the leveraged loan market. Since leveraged loans may generally be prepaid at any time without penalty, the obligors of such leveraged loans would be expected to prepay or refinance such leveraged loans if alternative financing were available at a lower cost. For example, if the credit ratings of an obligor were upgraded, the obligor were recapitalized or if credit spreads were declining for leveraged loans, such obligor would likely seek to refinance at a lower credit spread. The rates at which leveraged loans may prepay or refinance and the level of credit spreads for leveraged loans in the future are subject to numerous factors and are difficult to predict. Declining credit spreads in the leveraged loan market and increasing rates of prepayments and refinancings will likely result in a reduction of portfolio yield and interest collections on leveraged loans owned by ZAIS.

Leveraged loans have historically experienced greater default rates than has been the case for investment grade securities and loans. A non-investment grade loan or debt obligation or an interest in a non-investment grade loan is generally considered speculative in nature and may become a defaulted asset for a variety of reasons, including:

•	Some of the borrowers underlying these leveraged loans have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of ZAIS’s fund’s investment in them may decline substantially.

•	The borrower companies may be unable to meet their obligations under the securities held by ZAIS’s funds, which may be accompanied by a deterioration in the value of their securities or of any collateral with respect to any securities and a reduction in the likelihood of ZAIS’s funds realizing on any guarantees they may have obtained in connection with their investment.

•	Because many of the obligors on leveraged loans are privately held companies, public information is generally not available about these companies. ZAIS’s funds will depend partially on obtaining adequate information to evaluate these companies in making investment decisions from biased parties including the lead underwriter(s) and the borrower, themselves.

•	Many of these borrowers have substantial financial leverage which will make it difficult for them to access the capital markets to meet future capital needs. The high leverage also makes operating results less predictable and may affect their competitiveness.

•	Most of ZAIS’s funds’ leveraged borrowers borrow money at floating spreads tied to LIBOR. When LIBOR rises, their total interest costs increase and their interest coverage ratios drop which can cause a payment default.

•	A portfolio company's failure to satisfy financial or operating covenants imposed by ZAIS’s funds or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt securities that ZAIS’s funds hold. ZAIS’s funds may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

Upon any loan becoming a defaulted asset, such defaulted asset may become subject to either substantial workout negotiations or restructuring, which may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of principal, and a substantial change in the terms, conditions and covenants with respect to such defaulted asset. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery on such defaulted asset. The liquidity for defaulted assets may be limited, and to the extent that defaulted assets are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon.

Loans and interests in loans have significant liquidity and market value risks since they are not generally traded in organized exchange markets but are traded by banks and other institutional investors engaged in loan syndications. Because loans are privately syndicated and loan agreements are privately negotiated and customized, loans are not purchased or sold as easily as publicly traded securities. A portion of these investments may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or will otherwise be less liquid than publicly traded securities. In addition, historically the trading volume in the loan market has been small relative to the high-yield debt securities market. Depending upon market conditions, there may be a very limited market for leveraged loans. Non-investment grade loans are often issued in connection with leveraged acquisitions in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. The lower rating of non-investment grade loans reflects a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings or disruptions in the financial markets) or both may impair the ability of the obligor to make payments of principal and interest.

ZAIS’s funds’ investment in credit default swaps and other synthetic securities carry certain risks.

ZAIS’s funds invest in credit default swaps (“CDS”) and other synthetic securities that carry certain risks. ZAIS’s funds may enter into CDS either as a “buyer” or a “seller.” The “buyer” in a credit default contract is obligated to pay the “seller” a periodic stream of payments over the term of the contract in return for a contingent payment upon the occurrence of a credit event with respect to an underlying reference obligation. If a credit event occurs, the seller typically is obligated to pay the contingent payment to the buyer, which is typically the full notional value of the reference obligation. The contingent payment may be payment of the face amount of the obligation in return for physical delivery of the reference obligation or cash settlement of the difference between the face amount of the obligation and its market value. Thus, if a credit event occurs and one of ZAIS’s funds is a buyer of a CDS, such fund would expect to receive the full notional value of the underlying reference obligation. If a fund is a buyer of a CDS, and if no credit event occurs, that fund will have made fixed payments and received nothing, and thus may incur losses. If one of ZAIS’s funds is a seller of a CDS and a credit event occurs, that fund may incur significant losses.

In addition to general market risks, CDSs may be subject to liquidity risk and credit risk of the applicable counterparty. While certain index CDS are now subject to mandatory clearing and execution on a swap execution facility, certain other CDS (including single-name CDS) continue to be entered into a bilateral privately-negotiated basis. The buyer of such bilateral CDS may also incur a loss if the seller fails to perform on its obligation should a credit event occur. In certain circumstances, the buyer can receive the notional value of a CDS only by delivering a physical security to the seller, and is at risk if deliverable securities are unavailable or illiquid. Credit risk may also arise through a default by one of several large financial institutions that are dependent on one another to meet their liquidity or operational needs, so that a default by one institution causes a series of defaults by the other institutions. This “systemic risk” may adversely affect the financial intermediaries (such as clearing agencies, clearing houses, banks, securities firms and exchanges) with which the funds transact on a daily basis.

ZAIS’s funds may also invest in synthetic securities, the reference obligations of which are one or more financial assets (including CDS). Investments in such types of assets through the purchase of synthetic securities present risks in addition to those resulting from direct purchases of such reference obligations. Under a synthetic security, the owner of the synthetic security will usually have a contractual relationship only with the counterparty of such synthetic security, and not the reference obligor on the reference obligation. The owner generally will have no right directly to enforce compliance by the reference obligor with the terms of the reference obligation or any rights of set-off against the reference obligor, nor will the owner generally have any voting or other consensual rights of ownership with respect to the reference obligation. ZAIS’s funds that own such synthetic securities will not directly benefit from any collateral supporting the reference obligation and will not have the benefit of the remedies that would normally be available to a holder of a reference obligation. In addition, in the event of the insolvency of the issuer of such a synthetic security, the holder of such security may be treated as a general creditor of such issuer, and generally will not have any claim of title with respect to the reference obligation. Consequently, ZAIS’s funds that own these synthetic securities would be subject to the credit risk of such counterparty as well as that of the reference obligor. As a result, concentrations of synthetic securities acquired from any one issuer will subject ZAIS’s funds to an additional degree of risk with respect to defaults by such issuer as well as by the reference obligor.

Through their investment in synthetic securities, ZAIS’s funds will be exposed to the risks related to the reference obligations of such synthetic securities. The market value of a reference obligation will generally fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of certain financial markets, international political events, developments or trends in any particular industry, the financial condition of the reference obligor (and the obligors of the securitized assets underlying a reference obligation that is collateral security) and the terms of the reference obligation. Adverse changes in the financial condition of reference obligors (and the obligors of the securitized assets underlying an asset backed security), in general economic conditions or in both may result in a decline in the market value of a reference obligation. In addition, future periods of uncertainty in the United States economy and the economies of other countries in which reference obligors (and the obligors of the securitized assets underlying an asset backed security) are domiciled and the possibility of increased volatility and default rates may also adversely affect the price and liquidity of reference obligations.

Many reference obligations will have no, or only a limited, trading market. Trading in fixed income securities in general, including asset-backed securities (“ABS”) and related derivatives, often takes place primarily in over-the-counter markets consisting of groups of dealer firms that are typically major securities firms. Because the market for certain ABS and related derivatives is a dealer market, rather than an auction market, no single obtainable price for a given instrument prevails at any given time. Not all dealers maintain markets in these securities at all times. The illiquidity of reference obligations will restrict ZAIS’s ability to take advantage of market opportunities. Illiquid reference obligations may trade at a discount from comparable, more liquid investments. In addition, reference obligations may include privately placed securities that may or may not be freely transferable under the laws of the applicable jurisdiction or due to contractual restrictions on resale, and even if such privately placed securities are transferable, the value of such reference obligations could be less than what may be considered the fair value of such securities.

ZAIS’s funds are subject to risks to the extent that they are newly established funds without a significant track record, have few limitations on their investment strategies, engage in short-selling and are not able to achieve the market position necessary to implement the strategy.

ZAIS’s funds also are subject to the following additional risks which could negatively impact each fund and ZAIS’s business:

•	Certain of ZAIS’s funds are newly established funds without a significant track record which may limit the ability of the fund to attract new investors.
•	Certain of ZAIS’s funds have few limitations on the execution of their investment strategies, which are subject to ZAIS’s sole discretion.
•	Certain of ZAIS’s funds may engage in short-selling of securities as an investment strategy, which is subject to unlimited risk of loss because there is theoretically no limit on how much the price of a security may appreciate before the short position is closed out. A fund that borrows securities to effect short sales as a hedging strategy may be subject to losses if the security lender demands return of the loaned securities and the fund is unable to borrow securities that are necessary to maintain the short position used to hedge its position.
•	The efficacy of certain investment and trading strategies depends largely on the ability to establish and maintain an overall market position in a combination of financial instruments. A fund's trading orders may not be executed in a timely and efficient manner due to various circumstances, including systems failures or human error. In such event, the funds might only be able to acquire some but not all of the components of the position, or if the overall position were to need adjustment, the funds might not be able to make such adjustment. As a result, the funds would not be able to achieve the market position selected by the management company or general partner of such funds, and might incur a loss in liquidating their position.

ZAIS depends on its senior management team, senior investment professionals and other key personnel, and its ability to retain them and attract additional qualified personnel is critical to its success and growth prospects.

•	ZAIS depends on the diligence, skill, judgment, business contacts and personal reputations of ZAIS’s senior management team, including Christian Zugel, ZAIS’s Chief Investment Officer, and Michael Szymanski, ZAIS’s President, senior investment professionals and other key personnel. ZAIS’s future success will depend upon its ability to retain its senior professionals and other key personnel and its ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing ZAIS’s funds’ investments, have significant relationships with the institutions that are the sources of many of ZAIS’s funds’ investment opportunities and, in certain cases, have strong relationships with ZAIS’s investors. Therefore, if any of ZAIS’s senior professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors.
•	The departure for any reason of any of ZAIS’s senior professionals could have a material adverse effect on ZAIS’s ability to achieve ZAIS’s investment objectives, cause certain of ZAIS’s investors to withdraw capital they invest with ZAIS or elect not to commit additional capital to ZAIS’s funds or otherwise have a material adverse effect on ZAIS’s business and ZAIS’s prospects. The departure of some or all of those individuals, including ZAIS’ Chief Investment Officer, Christian Zugel, could also trigger certain “key man” provisions in the documentation governing certain of ZAIS’s funds, which would permit the investors in certain funds to withdraw their capital. ZAIS carries limited “key man” insurance on certain individuals that would provide ZAIS with proceeds in the event of the death or disability of certain of ZAIS’s senior professionals, and ZAIS does not have a policy that prohibits ZAIS’s senior professionals from traveling together.
•	ZAIS anticipates that it will be necessary for it to add investment professionals both to grow ZAIS’s businesses and to replace those who depart. However, the market for qualified investment professionals is extremely competitive and ZAIS may not succeed in recruiting additional personnel or it may fail to effectively replace current personnel who depart with qualified or effective successors. ZAIS’s efforts to retain and attract investment professionals may also result in significant additional expenses, which could adversely affect ZAIS’s profitability or result in an increase in the portion of ZAIS’s performance fees that it grants to ZAIS’s investment professionals.
•	Many of the members of ZAIS’s senior management team and ZAIS’s senior investment professionals have entered into non-competition agreements with ZAIS. There is no guarantee that these individuals will not resign, join ZAIS’s competitors or form a competing company, or that the non-competition provisions in agreements would be upheld by a court. If any of these events were to occur, ZAIS’s business would be materially adversely affected.

Risk Factors Related to Future Growth

If ZAIS is unable to execute development opportunities, it may not be able to implement its growth strategy successfully.

ZAIS’s growth strategy includes both the expansion of certain of ZAIS’s existing businesses, as well as the development and implementation of new business opportunities as well as the capital to fund them, for example, to comply with new risk retention rules for CLO issuers. The success of these growth initiatives will depend on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) ZAIS’s ability to value potential development accurately and negotiate acceptable terms for those opportunities, (d) ZAIS’s ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (e) ZAIS’s ability to identify and enter into mutually beneficial relationships with service providers and counterparties and (f) ZAIS’s ability to properly manage conflicts of interest. If ZAIS is not successful in implementing its growth strategy, its business, results of operations and the market price for Class A Common Stock may be adversely affected.

ZAIS may enter into new businesses, make future strategic investments or acquisitions or enter into joint ventures, each of which may result in additional risks and uncertainties in ZAIS’s business.

ZAIS intends to grow its business by increasing AUM in existing businesses and creating new investment products. The capital raised from the Business Combination is expected to facilitate ZAIS’s AUM growth, which has been affected in recent years, as noted above, by a generally challenging environment for ZAIS and other managers, in particular, those focused on credit products, in the wake of the 2008 financial crisis and declining interest rates causing structured credit products to be disfavored by investors. ZAIS may pursue growth through strategic investments, acquisitions or joint ventures, which may include entering into new lines of business, such as the insurance, broker-dealer or financial advisory industries. In addition, opportunities may arise for ZAIS to acquire other alternative or traditional asset managers. To the extent ZAIS makes strategic investments or acquisitions, enters into joint ventures, or enters into a new line of business, ZAIS will face numerous risks and uncertainties, including risks associated with (i) the required investment of capital and other resources, (ii) the possibility that ZAIS has insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, and (iii) combining or integrating operational and management systems and controls. Entry into certain lines of business may subject ZAIS to new laws and regulations with which it is not familiar, or from which ZAIS is currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if ZAIS is unable to efficiently manage its expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we will be subject to additional risks and uncertainties in that ZAIS may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under our control.

ZAIS utilizes third-party distribution sources to market certain of ZAIS’s investment funds and strategies.

ZAIS’s ability to grow ZAIS’s AUM is partially dependent on third-party intermediaries, including investment banks, solicitation agents and broker-dealers. No assurance can be made that these intermediaries will continue to be accessible to ZAIS on commercially reasonable terms, or at all. In addition, pension fund consultants and other investment management consultants may review and evaluate ZAIS and ZAIS’s institutional products from time to time. Poor reviews or evaluations of either a particular product, or of ZAIS, may result in institutional client withdrawals or may impair ZAIS’s ability to attract new assets through these consultants.

The growth of ZAIS’s business depends in large part on ZAIS’s ability to raise capital from investors. If ZAIS is unable to raise such capital, it would be unable to collect management fees or deploy such capital into investments, which would materially and adversely affect ZAIS’s business, results of operations and financial condition.

ZAIS’s ability to raise capital from investors depends on a number of factors, including many that are outside ZAIS’s control. Investors may downsize their investment allocations to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. In the event of poor performance of ZAIS’s funds, it could be more difficult for ZAIS to raise new capital. ZAIS’s investors and potential investors continually assess ZAIS’s funds’ performance independently and relative to market benchmarks and ZAIS’s competitors, and ZAIS’s ability to raise capital for existing and future funds, including new CLO securitization that will require ZAIS to retain a portion of the vehicles on its balance sheet, depends on ZAIS’s funds’ performance. If economic and market conditions deteriorate, ZAIS may be unable to raise sufficient amounts of capital to support the investment activities of future funds. If ZAIS is unable to successfully raise capital, ZAIS’s business, results of operations and financial condition would be adversely affected.

The growth of ZAIS’s existing businesses combined with ZAIS’s new business initiatives may place significant demands on ZAIS’s administrative, operational and financial resources.

ZAIS is contemplating certain growth initiatives, both in the expansion of ZAIS’s existing business lines and in new businesses. This growth, if successful, will place significant demands on ZAIS’s legal, accounting and operational infrastructure, and will result in increased expenses. In addition, ZAIS is required to continuously develop its systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. ZAIS’s future growth will depend in part on ZAIS’s ability to maintain an operating platform and management system sufficient to address ZAIS’s growth and will require ZAIS to incur significant additional expenses and to commit additional senior management and operational resources. As a result, ZAIS faces significant challenges, including:

•	maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;

•	implementing new or updated information and financial systems and procedures;

•	training, managing and appropriately sizing ZAIS’s work force and other components of ZAIS’s businesses on a timely and cost-effective basis;

•	mitigating the diversion of management’s attention from ZAIS’s core businesses;

•	reducing the disruption of ZAIS’s ongoing business;

•	entering into markets or lines of business in which ZAIS may have limited or no experience;

•	maintaining the required investment of capital and other resources; and

•	complying with additional regulatory requirements.

Entry into certain lines of business may subject ZAIS to new laws and regulations with which it is not familiar, or from which it is currently exempt, and may lead to increased litigation and regulatory enforcement risk. If a new business does not generate sufficient revenues or if ZAIS is unable to efficiently manage ZAIS’s expanded operations, ZAIS’s results of operations will be adversely affected. ZAIS’s strategic initiatives may include joint ventures, in which case it will be subject to additional risks and uncertainties in that it may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under ZAIS’s control. Because ZAIS has not yet identified these potential new investment strategies, geographic markets or lines of business, ZAIS cannot identify all the risks it may face and the potential adverse consequences on ZAIS and any investment that may result from any attempted expansion.

Certain of ZAIS’s growth initiatives may be effectuated through seed investments in funds that ZAIS manages.

Certain of ZAIS’s growth initiatives, including an expanded CLO business, may be effectuated through seed investments in funds that ZAIS manages. As a seed investor, ZAIS may bear a disproportionate share of startup expenses related to the formation of a fund. It may be difficult for ZAIS to attract additional investors and it may never be successful in finding additional investors to invest in these newly formed funds where it has invested the capital. In such cases, the amount of investable capital would be constrained to the amount of capital invested in the fund by ZAIS and the fund may not be able to achieve the diversification or level of investments optimal to achieve the desired investment portfolio. Additionally, ZAIS may invest funds in a strategy in which it has little or no track record as an investment manager.

There is currently a limited market for securitization and the market for securitization products may not grow or expand, which could result in limitations on ZAIS’s ability to effectuate certain of ZAIS’s growth strategies.

Currently, there is a limited market for securitization and the market for securitization products may not grow or expand, which could result in limitations on ZAIS’s ability to effectuate certain of ZAIS’s growth strategies. Certain of ZAIS’s growth initiatives rely on ZAIS’s ability to purchase and securitize assets, including residential and commercial mortgage loans. If the market for securitization does not increase, ZAIS’s ability to effectuate ZAIS’s growth initiatives related to securitization may not be achievable.

ZAIS may engage in certain activities that require ZAIS to become a registered swap dealer, which may result in a significantly increased compliance and operational burden.

As part of its growth strategy, ZAIS may engage in certain activities that require ZAIS to become a registered swap dealer, which would result in a significantly increased compliance and operational burden. The Commodity Exchange Act (“CEA”) and related regulations impose significant compliance requirements on swap dealers in a number of areas, including capital and margin, reporting and recordkeeping, daily trading records, business conduct standards, documentation standards, monitoring of trading, risk management procedures, disclosure of information, ability to obtain information, conflicts of interest and segregation of collateral. Firms that wish to register as a swap dealer must have adequate documentation to support their compliance with these requirements, which may produce a significant additional compliance and operational burden on ZAIS to comply. Any failure to comply with these rules may subject ZAIS to regulatory action, may result in reputational harm and may affect the value of Class A Common Stock.

ZAIS may pursue becoming the investment manager to a registered investment company or to a fund that manages ERISA plan funds as part of ZAIS’s growth strategy.

As part of its growth strategy, ZAIS may seek to raise capital, and become the investment manager or sub-adviser, for an investment fund registered under the 1940 Act or to Employee Retirement Income Security Act (“ERISA”) plan assets. Registered investment companies and funds managing capital for ERISA plan assets must adhere to complex and sometimes onerous restrictions promulgated under the 1940 Act and ERISA. To date, ZAIS has not served as an investment manager to either a registered investment company or a fund that is subject to the regulations promulgated under ERISA. Compliance with these regulations will place an increased burden on ZAIS’s infrastructure professionals. It is likely that ZAIS will need to hire additional professionals to help ZAIS meet these additional demands on ZAIS’s staff. As a result, no assurance can be made that ZAIS will be able to successfully operate these funds or comply with applicable regulatory requirements. If ZAIS fails to comply with the regulations it may be subject to regulatory action, litigation from investors and reputational harm, all of which may have a materially adverse impact on the value of Class A Common Stock.

An increase in interest rates may have an impact on ZAIS’s ability to pursue certain of ZAIS’s growth initiatives.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of assets available to purchase as part of ZAIS’s growth strategies related to residential and commercial mortgage related assets. Rising interest rates may also cause assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause ZAIS to be unable to acquire a sufficient volume of these mortgage related assets with a yield that is above ZAIS’s borrowing costs, ZAIS’s ability to satisfy certain of ZAIS’s growth initiatives and to generate income may be materially and adversely affected. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), ZAIS’s borrowing costs may increase more rapidly than the interest income earned on ZAIS’s assets. Because ZAIS expects its investments, on average, generally will bear interest based on longer-term rates than ZAIS’s borrowings, a flattening of the yield curve would tend to decrease ZAIS’s net income and the market value of ZAIS’s net assets. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease ZAIS’s net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event ZAIS’s borrowing costs may exceed ZAIS’s interest income and it could incur operating losses.

Risks Related to ZAIS’s Regulatory Environment

Extensive regulation affects ZAIS’s activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect ZAIS’s business and results of operations.

ZAIS’s business is subject to extensive regulation, including periodic examination, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates. The SEC oversees ZAIS’s activities as a registered investment adviser under the Advisers Act. The National Futures Association (the “NFA”) and the CFTC oversee ZAIS’s activities as a commodity pool operator and a commodity trading adviser. In addition, ZAIS regularly relies on exemptions from various requirements of the Securities Act, the Exchange Act, the 1940 Act, the CEA and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom ZAIS does not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to ZAIS, ZAIS could become subject to regulatory enforcement action or third-party claims, which could have a material adverse effect on ZAIS’s business.

Recently, the SEC has indicated that investment advisers who pay personnel transaction-based compensation for soliciting investments in the funds they advise, or who employ personnel solely responsible for marketing interests in the funds they advise, may be required to register as a broker-dealer. ZAIS does not believe it is required to register as a broker-dealer. Nevertheless, no assurance can be made that new regulations, or new interpretations of existing regulations, will not result in ZAIS being required to register as a broker-dealer. In such an event, ZAIS would incur potentially substantial additional compliance costs, including the need to hire additional personnel.

Since 2010, states and other regulatory authorities have begun to require investment managers to register as lobbyists. ZAIS has registered as such in a number of jurisdictions where required. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal recordkeeping, and may also prohibit the payment of contingent fees.

Each of the regulatory bodies with jurisdiction over ZAIS has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on or be compensated for particular activities. A failure to comply with the obligations imposed by the federal securities laws, including the Advisers Act’s recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. ZAIS is involved regularly in trading activities that implicate both U.S. securities and commodities law regimes, including laws governing trading on inside information, market manipulation and technical trading requirements that implicate fundamental market regulation policies. Violation of these laws could result in severe restrictions on ZAIS’s activities and damage to ZAIS’s reputation.

ZAIS’s failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of ZAIS’s relevant subsidiaries as investment advisers. The regulations to which ZAIS’s businesses are subject are designed primarily to protect investors in ZAIS’s funds and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction imposed against ZAIS, one of ZAIS’s subsidiaries or its personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm ZAIS’s reputation, which in turn could have a material adverse effect on ZAIS’s businesses in a number of ways, making it harder for ZAIS to raise new funds and discouraging others from doing business with ZAIS.

Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect ZAIS’s businesses.

In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to government officials able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for a period of up to two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions to certain elected candidates and officials in a position to influence the hiring of an investment adviser by such government entity. An adviser is required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.

As public pension plans are investors in some of ZAIS’s funds, these rules could result in significant economic sanctions on ZAIS’s businesses if ZAIS or any of the other persons covered by the rules make any such contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan, or may, for instance, provide a basis for the redemption of affected public pension fund investors. In addition, investigations relating to the foregoing activities may require the attention of senior management and may result in fines if ZAIS is deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on ZAIS’s part to comply with these rules could cause ZAIS to lose compensation for ZAIS’s advisory services or expose ZAIS to significant penalties and reputational damage.

New or changed laws or regulations governing ZAIS’s funds’ operations and changes in the interpretation thereof could adversely affect ZAIS’s business.

The laws and regulations governing the operations of ZAIS’s funds, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations and changes in their interpretation, or newly enacted laws or regulations and any failure by ZAIS’s funds to comply with these laws or regulations, could require changes to certain of ZAIS’s business practices, negatively impact ZAIS’s operations, AUM or financial condition, impose additional costs on ZAIS or otherwise adversely affect ZAIS’s business. The following includes certain significant regulatory risks facing ZAIS’s business:

•	Changes in capital requirements may increase the cost of ZAIS’s financing. If regulatory capital requirements — whether under the Dodd-Frank Act, Basel III, or other regulatory action — were to be imposed on ZAIS’s funds, they may be required to limit, or increase the cost of, financing they provide to others. Among other things, this could potentially require ZAIS’s funds to sell assets at an inopportune time or price, which could negatively impact ZAIS’s operations, AUM or financial condition.

•	The imposition of additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which ZAIS conducts its businesses and adversely affect ZAIS’s profitability. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, their extent and impact are not yet fully known and may not be known for some time. Many aspects of the Dodd-Frank Act remain outstanding and will be implemented by various regulatory bodies over the next several years. The imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which ZAIS conducts its businesses and adversely affect the performance of ZAIS’s funds or ZAIS’s profitability.

•	The implementation of the “Volcker Rule” could have adverse implications on ZAIS’s ability to raise funds from certain entities. In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” The Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which generally include private equity funds or hedge funds and certain other collective investment vehicles and certain other proprietary activities. The Volcker Rule and interpretations thereunder are still uncertain and may not be known for some time. Nonetheless, the Volcker Rule is likely to curtail various banking activities that in turn could result in uncertainties in the financial markets as well as ZAIS’s business. Although ZAIS does not currently anticipate that the Volcker Rule will adversely affect ZAIS’s funds or ZAIS’s fundraising to any significant extent, there could be adverse implications on ZAIS’s ability in the future to raise funds from the types of entities mentioned above as a result of this prohibition.

•	Increased regulation on banks’ leveraged lending activities could negatively affect the terms and availability of credit to ZAIS’s funds. In March 2013, the Office of the Comptroller of the Currency, the Department of the Treasury, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published revised guidance regarding expectations for banks’ leveraged lending activities. This guidance, in addition the final risk retention rules issued jointly by the Board of Governors of the Federal Reserve System, the Department of Housing and Urban Development, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, the Office of the Comptroller of the Currency, and the SEC in October 2014, could further restrict credit availability, as well as potentially restrict certain of ZAIS’s investing activities that rely on banks’ lending activities. This could negatively affect the terms and availability of credit to ZAIS’s funds.

•	New restrictions on compensation could limit ZAIS’s ability to recruit and retain investment professionals. The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. Such restrictions could limit ZAIS’s ability to recruit and retain investment professionals and senior management executives.

New rules may make mortgage securitization more difficult to achieve.

In September 2014, the SEC adopted rules substantially revising Regulation AB requirements regarding the offering process, disclosure and reporting for publicly-issued asset-backed securities (the “Enhanced Disclosure Rules”). Among other things, publicly-issued asset-backed securities transactions issued after the effective date of the Enhanced Disclosure Rules will require enhanced loan-level disclosure containing information that is not included herein, as well as substantial additional loan-level information, and requirements for a review of underlying assets by an independent asset representations reviewer if certain trigger events occur. In addition, the SEC has not yet acted on certain rules initially proposed in April 2010 and re-proposed in July 2011 that would make the Enhanced Disclosure Rules applicable to private offerings issued in reliance on Rule 144A or Rule 506 of Regulation D at the request of the investor.

Due to the expense of complying with Regulation AB, RMBS sponsors may be less inclined to issue RMBS in the future, thereby reducing investment opportunities for ZAIS. Furthermore, to the extent affiliates of ZAIS acquire mortgages in whole-loan form, the securitization of such mortgages may similarly be less efficient as a result of new compliance costs, therefore, adding to the expense of an important exit strategy.

Risk retention requirements in Europe and the United States may make securitization of assets less profitable.

You should be aware of the requirements of Articles 404 through 410 of the Capital Requirements Regulation (Regulation (EU) No. 575/2013 of 26 June, 2013) (the “EU CRR”). As of January 1, 2014, Articles 404 through 410 of the EU CRR have replaced Article 122a of the Capital Requirements Directive (Directive 2006/48/EC (as amended by Directive 2009/111/EC)) (the “CRD”). Article 122a of the CRD applied to credit institutions and holding companies of credit institutions incorporated in a Member State of the European Union and to their consolidated group entities, and imposed certain risk retention and ongoing due diligence requirements on these institutions, to the extent they invested in securitized assets. Effective as of January 1, 2014, Articles 404 through 410 of the EU CRR replaced Article 122a of the CRD. Articles 404 through 410 of the EU CRR have recast and extended the risk retention and diligence requirements of Article 122a of the CRD, including by extending their applicability to investment firms regulated within a Member State of the European Union assuming exposure to a securitization position. Furthermore, the guidelines on application of Article 122a of the CRD will be replaced by (i) the Commission Delegated Regulation (EU) No. 625/2014 dated March 13, 2014 (which came into force on July 3, 2014), supplementing Regulation (EU) No. 575/2013 through regulatory technical standards specifying the requirements for investor, sponsor, original lenders and originator institutions relating to exposures to transferred credit risk, based on the draft regulatory technical standards submitted to the European Commission by the European Banking Authority (the “EBA”) in accordance with Article 410(3) of the CRR (“Regulation No. 625/2014”), and (ii) the Commission Implementing Regulation (EU) No. 602/2014 (which came into force on June 25, 2014), approved by the European Commission and setting forth implementing technical standards for facilitating the convergence of supervisory practices with regard to the implementation of additional risk weights according to Regulation (EU) No. 575/2013, based on the draft regulatory technical standards submitted to the European Commission by the EBA in accordance with Article 410(3) of the CRR (“Regulation No. 602/2014”).

As of the date of this report, it is not clear how the foregoing regulations will be implemented in each Member State of the European Union. No assurance can be given that the implementation throughout the European Union of the EU CRR and related legislation and regulations will not affect the requirements relating to investments in securitized assets applying to relevant investors.

It should also be noted that similar but not identical requirements to those set out in Articles 404 through 410 of the EU CRR have been finalized for alternative investment fund managers which are required to become authorized under the European Union’s Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “AIFMD”). The AIFMD has been implemented in the Member States of the European Union pursuant to Section 5 of Regulation (EU) No 231/2013 (the “AIFM Regulation”); Articles 50 through 56 of the AIFM Regulation contain the risk retention and diligence requirements applicable to regulated alternative investment fund managers assuming exposure to securitization positions on behalf of one or more alternative investment funds they manage. Similar requirements are expected to be implemented for other types of European Union-regulated investors or investment managers (for example, insurance and reinsurance undertakings) in the future. Compliance with the increased regulatory burden imposed by the AIFMD may increase the operating expenses of ZAIS and ZAIS’s funds as a result of higher compliance costs. In general, ZAIS’s funds must comply with legal requirements, including requirements imposed by the AIFMD, securities laws, and company laws in various jurisdictions where ZAIS's funds are incorporated. Should any of these laws change or exemptions under these regulations cease to be available or desirable over the duration of the ZAIS’s funds, the legal requirements to which the ZAIS’s funds may be subject could differ substantially from current requirements.

On October 21 and 22, 2014, six United States federal agencies (including the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the SEC, the Department of Housing and Urban Development, and the Federal Housing Finance Agency) adopted the US Risk Retention Regulations, which will become effective on the second anniversary of publication of the US Risk Retention Regulations in the U.S. Federal Register. Except with respect to asset-backed securities transactions that satisfy certain exemptions, the US Risk Retention Regulations generally require securitizers of asset-backed securities to retain not less than 5% of the credit risk of the assets collateralizing such asset-backed securities. For purposes of these regulations, ZAIS will most likely be the “securitizer” for most CLOs it manages and most RMBS, CMBS or other asset-backed securities ZAIS originates. It is not possible to fully predict the impact of the US Risk Retention Regulations on the structured credit market, but it is possible that these new regulations may lead to reduced liquidity, a smaller market for new issuances and a general decrease in expected revenue and profit for entities (like ZAIS) acting as securitizer or investing in RMBS, CMBS, CLOs or other structured credit investments.

As a result of the rules discussed above, ZAIS will likely be required to retain at least 5% of the credit risk of any securitization transaction that ZAIS sponsors in a Member State of the European Union or the United States, as applicable.

A number of the funds that ZAIS manages trade instruments that require ZAIS to be registered with the CFTC as a Commodity Trading Adviser and a Commodity Pool Operator.

Certain funds that ZAIS manages trade instruments that require ZAIS to be registered with the CFTC as a Commodity Trading Adviser (“CTA”) and a Commodity Pool Operator (“CPO”). Registration as a CTA and CPO requires that ZAIS comply with a number of complex regulations and conduct ZAIS’s business in compliance with certain restrictions placed on the activities of ZAIS’s funds. Additionally, as a CTA and CPO, ZAIS is subject to examination by the NFA. The compliance infrastructure necessary to conduct ZAIS’s business in accordance with these regulations is both costly and time consuming. If the NFA were to find that ZAIS is not conducting its business in accordance with these rules and regulations, it may be required to cease certain types of activities on behalf of ZAIS’s funds. ZAIS’s inability to conduct certain types of trades could impede the performance of these funds, may result in reputational harm to ZAIS and could have an impact on ZAIS’s profitability.

In order to trade certain derivatives products, ZAIS must maintain its membership on a Swap Execution Facility (“SEF”) and be subject to the SEF’s rules and regulations. Failure to maintain such membership, or failure to comply with the SEF’s rules, could adversely impact ZAIS’s business and results of operations.

The Dodd-Frank Act now requires that certain types of cleared derivatives trades be executed on a SEF. SEFs are self-regulatory organizations for purposes of the CEA, and SEF members must agree to comply with the rules and regulations of the SEF, including rules regarding trading practices, disclosure obligations, financial reporting requirements and books and records requirements. Each SEF charges transaction fees, and some SEFs require that their members indemnify the SEF against certain losses or costs that may be incurred as a result of the transactions executed on the SEF.

ZAIS currently maintains membership on two SEFs and is subject to the rules of each such SEF. Any failure to comply with these rules may subject ZAIS to regulatory action, may result in reputational harm and may affect the value of Class A Common Stock. In addition, no assurance can be made that ZAIS will be able to maintain its membership on any SEF in the future, which would prevent ZAIS from trading those types of swaps that are required by regulation to be executed on a SEF. Any inability of ZAIS to participate fully in the derivatives market may result in ZAIS being unable to execute on a trading strategy, which could adversely impact ZAIS’s business and its results of operations.

We could be subject to regulatory investigations, which could harm ZAIS’s reputation and cause ZAIS’s funds to lose existing investors or ZAIS to lose existing accounts or fail to attract new investors or accounts.

The failure by ZAIS to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against ZAIS or ZAIS’s employees by a regulator were small in monetary amount, the adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm ZAIS’s reputation and cause ZAIS’s funds to lose existing investors or ZAIS to lose existing accounts or fail to attract new investors or accounts.

ZAIS is subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing ZAIS’s operations. If it fails to comply with these laws, it could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect ZAIS’s business, results of operations and financial condition.

ZAIS’s operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (the “Bribery Act”), the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that apply in countries where ZAIS does business. The Bribery Act, FCPA and these other laws generally prohibit ZAIS and ZAIS’s employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. ZAIS’s commercial partners operate in a number of jurisdictions that may pose a risk of potential Bribery Act or FCPA violations, and ZAIS participates in collaborations and relationships with third parties whose actions could potentially subject ZAIS to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, ZAIS cannot predict the nature, scope or effect of future regulatory requirements to which ZAIS’s internal operations might be subject or the manner in which existing laws might be administered or interpreted.

ZAIS is also subject to other laws and regulations governing ZAIS’s international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries or persons, customs requirements and currency exchange regulations, or “Trade Control Laws.”

There is no assurance that ZAIS will be completely effective in ensuring its compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements, including Trade Control Laws. If ZAIS is not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control Laws, it may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on ZAIS’s business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control Laws by U.K., U.S. or other authorities could also have an adverse impact on ZAIS’s reputation, ZAIS’s business, results of operations and financial condition.

Risks Relating to the Operation of ZAIS’s Business

We are subject to risks in using custodians, counterparties, administrators, prime brokers, clearing and other agents.

ZAIS, in its capacity as an investment adviser, and some of ZAIS’s funds depend on the services of custodians, counterparties, administrators, prime brokers and other agents to carry out certain financing, investment and derivatives transactions. The terms of these contracts are often customized and complex. In particular, some of ZAIS’s funds utilize arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of such funds with these counterparties.

ZAIS’s funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to ZAIS. Moreover, if a counterparty defaults, ZAIS may be unable to take action to cover ZAIS’s exposure, either because ZAIS lacks contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.

In addition, it may not be possible for ZAIS accurately predict the impact of market stress or counterparty financial condition, and as a result, ZAIS may not be in a position to take sufficient action to reduce ZAIS’s risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose ZAIS to significant losses.

ZAIS often has large positions with a single counterparty. For example, some of ZAIS’s funds have credit lines. If the lender under one or more of those credit lines were to become insolvent, ZAIS may have difficulty replacing the credit line and one or more of ZAIS’s funds may face liquidity problems.

In the event of a counterparty default, particularly a default by a major financial institution or a default by a counterparty to a significant number of ZAIS’s contracts, one or more of ZAIS’s funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm ZAIS’s businesses, results of operation and financial condition.

In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of ZAIS’s funds as collateral, ZAIS’s funds might not be able to recover equivalent assets in full as they may rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, ZAIS has elected not to segregate any initial margin posted by ZAIS’s funds to contractual counterparties in respect of any uncleared swaps entered into on or after November 3, 2014 in accordance with CFTC Rule 23.701. Because ZAIS’s funds’ cash will not be segregated from such counterparty’s own cash and may not be segregated from the prime broker’s, custodian’s or other counterparty’s own cash, ZAIS’s funds may therefore rank as unsecured creditors in relation thereto and ZAIS’s funds will bear the risk of such losses. If ZAIS’s derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regulating the segregation and protection of collateral posted by customers of cleared swaps.

The counterparty risks that ZAIS faces have increased in complexity and magnitude as a result of disruption in the financial markets in recent years. For example, the consolidation and elimination of counterparties has increased ZAIS’s concentration of counterparty risk and decreased the universe of potential counterparties. ZAIS’s funds are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with a single counterparty. In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.

In addition to the risks currently faced with respect to trades processed on an over-the-counter market, as more derivatives trades become subject to the CFTC’s mandatory clearing rules, ZAIS will be required to consolidate these trades through ZAIS’s registered futures commission merchant(s). Currently, ZAIS maintains only one such relationship which exposes ZAIS to counterparty concentration risk. There can be no assurances that ZAIS will, in the future, enter into agreements with additional futures commission merchants.

ZAIS is highly dependent on its information and communication systems; systems failures and other operational disruptions, including cyber-attacks, could significantly affect ZAIS’s business, which may, in turn, negatively affect ZAIS’s operating results.

ZAIS’s business is highly dependent on its communications and information systems which may interface with or depend on systems operated by third parties, including market counterparties and other service providers. Any failure or interruption of these systems could cause delays or other problems in ZAIS’s activities, including in ZAIS’s target asset acquisition activities, which could have a material adverse effect on ZAIS’s operating results and negatively affect the value of Class A Common Stock and ZAIS’s ability to make distributions to its unitholders.

Additionally, ZAIS relies heavily on financial, accounting and other data processing systems and operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in ZAIS’s operations may cause ZAIS to suffer financial loss, the disruption of ZAIS’s business, liability to third parties, regulatory intervention or reputational damage.

ZAIS also faces various security threats, including cyber security attacks to ZAIS’s information technology infrastructure and attempts to gain access to ZAIS’s proprietary information (including information of ZAIS’s clients, investors and employees), destroy data or disable, degrade or sabotage ZAIS’s systems. These security threats could originate from a wide variety of sources, including unknown third parties. As with all financial institutions, we may be exposed to new and emerging cyber threats against which we are not immediately or adequately protected. Although ZAIS has not yet been subject to cyber-attacks or other cyber incidents and ZAIS utilizes various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions to ZAIS’s systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, such as personal client, investor, borrower and employee information, whether as a result of tampering, a breach of ZAIS’s network security systems, a cyber-incident or attack or otherwise, ZAIS could suffer financial loss, a disruption of ZAIS’s businesses, liability to ZAIS, regulatory intervention or reputational damage. As ZAIS grows its business, these risks will become even greater as it has access to personally identifiable borrower information with respect to the newly originated mortgage loans that ZAIS’s funds purchase.

In addition, the Federal Bureau of Investigation has recently warned that the greatest cyber threat to the U.S. and U.S.-based businesses is from China. Because ZAIS maintains an office in China and certain of ZAIS’s systems are based in China, ZAIS is exposed to additional cyber-related threats. A cyber-attack in ZAIS’s China office could compromise confidential information and result in a material adverse impact to ZAIS’s business.

Although ZAIS has back-up systems and cyber security and consumer protection measures in place, ZAIS’s back-up procedures, cyber defenses and capabilities in the event of a failure, interruption, or breach of security may not be adequate. Insurance and other safeguards ZAIS uses may not be available or may only partially reimburse ZAIS for ZAIS’s losses related to operational failures or cyber-attacks. In addition, ZAIS may choose to reimburse a client in the event of a trading error or under other circumstances, even if it is not legally required to do so, and any such reimbursements could adversely affect ZAIS’s results of operations.

After the Business Combination, and as ZAIS’s client base, number of investment strategies or physical locations increase, developing and maintaining ZAIS’s operational systems and infrastructure and protecting ZAIS’s systems from cyber -attacks and threats may become increasingly challenging and costly, which could constrain ZAIS’s ability to expand ZAIS’s businesses. Any upgrades or expansions to ZAIS’s operations or technology to accommodate increased volumes of transactions or otherwise may require significant expenditures and may increase the probability that ZAIS will suffer system interruptions and failures. ZAIS also depends substantially on its Red Bank, NJ office where a majority of ZAIS’s employees, administration and technology resources are located, for the continued operation of ZAIS’s business. Any significant disruption to that office could have a material adverse effect on ZAIS.

If ZAIS’s risk management systems for ZAIS’s asset management business are ineffective, ZAIS may be exposed to material unanticipated losses.

ZAIS’s risk management techniques and strategies may not fully mitigate the risk exposure of ZAIS’s funds in all economic or market environments, or against all types of risk, including risks that ZAIS might fail to identify or anticipate. Some of ZAIS’s strategies for managing risk are based upon ZAIS’s use of historical market behavior statistics. ZAIS applies statistical and other tools to these observations to measure and analyze the risks to which ZAIS’s funds are exposed. Any failures in ZAIS’s risk management techniques and strategies to accurately quantify such risk exposure could limit ZAIS’s ability to manage risks in the funds or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause fund losses to be significantly greater than the historical measures predict. Further, modeling does not take all risks into account. ZAIS’s approach to managing those risks could prove insufficient, exposing ZAIS to material unanticipated losses.

The due diligence process ZAIS undertakes in connection with investments by its funds may not reveal all facts that may be relevant in connection with an investment.

Before making certain investments, ZAIS conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to those investments. When conducting due diligence, ZAIS may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, service providers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, ZAIS relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that ZAIS will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

ZAIS utilizes analytical models and data in connection with the valuation of ZAIS’s investments and the investments of ZAIS’s funds, and any incorrect, misleading or incomplete information used in connection therewith would subject ZAIS to potential risks.

Given the complexity of ZAIS’s investment strategies, ZAIS relies heavily on analytical models (both proprietary models and those supplied by third parties) and information supplied by third parties. Models and data will be used to value potential target assets and also in connection with hedging ZAIS’s acquisitions and those of ZAIS’s funds. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose ZAIS to potential risks. For example, by relying on incorrect models and data, especially valuation models, ZAIS may be induced to buy assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

ZAIS relies on intellectual property to conduct ZAIS’s business and any disruption to this intellectual property could impede ZAIS’s ability to carry out ZAIS’s existing business and ZAIS’s growth initiatives.

ZAIS’s business is dependent on the use of intellectual property, including intellectual property licensed from third parties and certain protected intellectual property that it has developed. Many of ZAIS’s investments are based off of ZAIS’s analytical models and the systems that generate these models. There are a number of risks associated with ZAIS’s intellectual property including the risk that:

•	the third party licensing certain intellectual property to ZAIS is no longer willing to license such intellectual property to ZAIS, or is unwilling to license the intellectual property to ZAIS at a price that it is willing to pay;
•	the intellectual property that ZAIS has developed is stolen or sabotaged;
•	the intellectual property that ZAIS has developed becomes obsolete and ZAIS is unable to develop new intellectual property to replace the outdated systems, models or software; and
•	ZAIS is unable to retain or attract competent employees who are able to maintain and further develop such intellectual property.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

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

Market Information

Our Class A Common Stock is traded on The NASDAQ Capital Market under the symbol HTWO. The closing price for our Class A Common Stock was $10.50 on February 5, 2015. The following table sets forth the high and low bid prices for our Class A Common Stock for the periods indicated since our Class A Common Stock commenced public trading on March 22, 2013.

	Shares
Period	High	Low
2014:
Fourth Quarter	$10.46	$10.25
Third Quarter	$10.40	$10.21
Second Quarter	$10.42	$10.20
First Quarter	$10.23	$10.17
2013:
Fourth Quarter	$10.19	$10.12
Third Quarter	$10.16	$10.10
Second Quarter	$10.20	$10.02
First Quarter (1)	$10.05	$10.02

(1) Commencing on March 22, 2013.

Holders

As of January 26, 2015, there were 27 holders of record of our Class A Common Stock. As of January 26, 2015, there was one holder of record of our Class B Common Stock.

Dividends

We have not historically paid any cash dividends on our common stock. We expect to pay quarterly dividends from distributable earnings beginning after the Closing of the Business Combination. We may also pay special dividends depending on the extent and timing of performance fees that ZAIS receives.

The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, business strategy and general financial condition. The payment of any dividends will be within the discretion of our board of directors. Our board of directors and our management will continually review our revenues and earnings, if any, capital requirements, business strategy and general financial condition. Changes in these factors and other factors related to market conditions may result in changes to our dividend policy. We are a holding company and, therefore, our ability to pay dividends, service our debt and meet our other obligations following the Closing of the Business Combination will depend primarily on our receipt of distributions from ZGP. Following the consummation of the Business Combination, our only significant asset will be ownership of approximately 73.3% of ZGP. We will have no operations of our own and no independent ability to generate revenue, and may not have sufficient funds to pay taxes, pay dividends on the Class A Common Stock, if any, or make payments under the Tax Receivable Agreement.”

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

Through December 31, 2014, we have withdrawn $150,000 of interest income earned on the trust account for our working capital needs.

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

Purchases of Equity Securities by Issuer and Affiliates

None

ITEM 6.	SELECTED FINANCIAL DATA.

	For the year ended	For the year ended
	December 31, 2014	December 31, 2013
Loss from operations	$(1,219,796)	$(617,585)
Net loss	$(1,161,953)	$(518,565)
Basic and diluted net loss per common share	$(0.05)	$(0.03)
Cash and cash equivalents	$72,680	$619,440
Cash and investments held in trust account	$184,754,364	$184,846,520
Total assets	$184,855,913	$185,556,694
Common stock subject to possible conversion or tender at conversion value	$172,066,629	$173,228,580
Stockholders’ Equity	$12,038,007	$12,038,010

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and related notes thereto contained in this Annual Report on Form 10-K.

Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations should be read in conjunction with “Selected Financial Data,” our consolidated historical financial statements and the notes to those statements that appear elsewhere in this report. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the sections entitled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this report.

Overview

We are a blank check company in the development stage, formed in October 2012, whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities. On September 17, 2014 we announced our intention to enter into the Business Combination with ZGP. If we are unable to consummate this Business Combination before March 21, 2015, we will redeem 100% of the shares sold in our initial public offering for a pro rata portion of the trust account. Please refer to Item 1 for a summary of the proposed Business Combination.

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

Common Stock, Subject to Possible Conversion

We account for our shares of Class A Common Stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. Our shares of Class A Common Stock feature certain redemption rights that are considered by us to be outside of our control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2014, the shares of Class A Common Stock subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Results of Operations

We have neither engaged in any business operations nor generated any revenues to date. Our entire activity from inception up to the closing of our initial public offering on March 27, 2013 was in preparation for that event. Subsequent to our initial public offering, our activity has been limited to the evaluation of business combination candidates, the negotiation of the Business Combination and other activities in connection with the Business Combination, and we will not be generating any operating revenues unless and until we consummate the Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on treasury securities. Since our initial public offering, we have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), in connection with our evaluation of and due diligence on business combination candidates and in connection with the negotiation of and preparations for the Business Combination.

We incurred net losses of $1,161,953 and $518,565 for the years ended December 31, 2014 and 2013 respectively. During the years ended December 31, 2014 and 2013, we earned $57,843 and $99,020 of interest income on the cash and investments held in our trust account, with the decrease in investment income due to a lower interest rate environment in 2014 vs. 2013. Costs incurred for the years ended December 31, 2014 and 2013 consist primarily of legal and audit fees, Delaware franchise taxes, D&O insurance, administrative expense and travel and entertainment expenses. The increase in professional fees in 2014 versus 2013 relates to legal fees, as well as fees for financial due diligence and the fairness opinion, all of which are associated with our proposed Business Combination. The increase in Insurance and Administrative expenses from 2013 to 2014 relates solely to the fact we commenced our active business operations in late March 2013 as compared to a full 12 months of activity in 2014. The increase in Other expenses from 2013 to 2014 relates principally to filing fees in connection with our proposed Business Combination, and the fact that we operated a full 12 months in 2014 versus 9 months in 2013. A summary of these expenses is as follows:

	For the year ended December 31, 2014	For the year ended December 31, 2013
Professional fees	$572,233	$126,783
Franchise taxes	180,085	180,603
Insurance	119,920	93,226
Administrative expense	120,000	93,226
Travel and entertainment	55,686	40,123
Other expenses	171,872	83,624

During the year ended December 31, 2014 and 2013, we incurred $120,000 and $93,226 of administrative expense payable to Berkshire Capital Securities LLC, an affiliate of Mr. Cameron. Until we enter into our initial business combination, we will not have revenues.

Liquidity and Capital Resources

As of December 31, 2014, we had $72,680 of cash on hand and $184,754,364 of cash in the trust account. Funds held in the trust account will be not be released to us until the earlier of (i) the completion of our initial business combination, or (ii) the redemption of 100% of our outstanding public shares in the event we have not completed a business combination in the required time period. Interest earned on the funds held in the trust account may be released to us to pay our income or other tax obligations, and any remaining interest earned on the funds in the trust account may be used for our working capital requirements.

We raised gross proceeds from our IPO of $153,000,000 through the sale of 15,300,000 shares of Class A Common Stock at $10.00 per share. After deducting $4,437,000 for the underwriting discount and an additional $800,000 of expenses related to our IPO, we received net proceeds from our IPO of $147,763,000. Simultaneously with the consummation of our IPO, we raised gross proceeds of $14,148,750 through a private placement of 1,414,875 Sponsors’ Shares to certain of our Sponsors at $10.00 per share. After deducting $237,811 in underwriting commissions, including $148,000 paid in cash at the closing of the private placement and $89,811 deferred until, and payable upon, the closing of our initial business combination, we received net proceeds from the private placement of sponsors’ shares of $13,910,939. From the proceeds of our IPO and the private placement, we deposited $160,650,000 in the trust account, and we retained the remaining $1,113,750.

In connection with our IPO, we granted the underwriters a 45-day option to purchase up to an additional 2,295,000 public shares to cover over-allotments. On March 28, 2013, the underwriters elected to exercise the over-allotment option to the full extent of 2,295,000 public shares. We closed the sale of the public shares pursuant to the over-allotment option on April 1, 2013 and raised gross proceeds of $22,950,000. After deducting $665,550 for the underwriting discount, we received net proceeds of $22,284,450. Simultaneously with the closing of the sale of the public shares pursuant to the exercise of the over-allotment option, we raised an additional $1,835,250 of gross proceeds through the sale of an additional 183,525 sponsors’ shares to the sponsors in a second private placement. After deducting $33,849 in underwriting commissions, including $22,200 paid in cash at the closing of the private placement and $11,649 deferred until, and payable upon, the closing of our initial business combination, we received net proceeds from the private placement of sponsors’ shares of $1,801,401.

Upon the closing of our IPO and the over-allotment option, the total amount deposited in the Trust Account was $184,747,500 (representing $10.50 per public share sold in our initial public offering, including the over-allotment option), including the proceeds of the private placements of the Sponsors’ Shares, which consisted of the $160,650,000, the $22,284,450, the $1,801,401 and $11,649 described in the preceding paragraphs. The proceeds held in the trust account have been and will continue to be invested in U.S. government treasury bills having a maturity of 180 days or less and/or in money market funds meeting certain conditions. At December 31, 2014, the assets in the Trust Account consisted solely of cash. On January 8, 2015, we invested essentially all of the Trust Account’s assets in a U.S. Treasury Bill that matures on February 19, 2015.

We intend to use substantially all of the net proceeds of our initial public offering and the private placement of the Sponsors’ Shares, including the funds held in the Trust Account, to acquire the Acquired Units of ZGP and to pay our expenses relating to the proposed transaction with ZGP, including a fee payable to EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P. equal to 4% of the gross proceeds of our IPO upon consummation of the Business Combination for acting as our investment bankers on a non-exclusive basis to assist us in structuring and negotiating the Business Combination. After payment of the expenses related to the Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations and growth initiatives of ZGP. Such working capital funds could be used in a variety of ways including continuing or expanding ZGP’s operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finder’s fees which we incur prior to the completion of the Business Combination if the funds available to us outside of the Trust Account are insufficient to cover such expenses.

  Since our IPO we have used our available funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices or other locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating our initial business combination, and we will continue to use our available funds to consummate the Business Combination.

During the period from March 21, 2013 through March 21, 2015, we currently anticipate that we will incur approximately:

•	$450,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of the Business Combination;
•	$135,000 of expenses for the due diligence and investigation of a target business by our officers, directors, Advisory Board members and sponsors;
•	$280,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
•	$400,000 of expenses for Delaware franchise taxes;
•	$240,000 for the payment of the administrative fee to Berkshire Capital Securities LLC (of $10,000 per month for up to 24 months); and
•	$470,000 for general working capital that will be used for miscellaneous expenses, liquidation obligations and reserves, including director and officer liability insurance premiums.

From the time of our initial public offering and continuing through July 2014, we expected our funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of taxes payable) that may be released to us to fund our working capital requirements, would be sufficient to allow us to operate from March 21, 2013 until March 21, 2015, assuming that the Business Combination is not consummated during that time. Since July 2014, the interest earned on the Trust Account has been substantially less than expected because of the persistent, low interest rate environment, and our expenses associated with the due diligence and negotiation of the Business Combination have been higher than expected. As a result, we no longer expect our funds not held in the Trust Account, plus the interest earned on the Trust Account balance (net of taxes payable) that may be released to us to fund our working capital requirements, will be sufficient to allow us to operate from March 21, 2013 until March 21, 2015, assuming that the Business Combination is not consummated during that time.

On October 23, 2014, one of our Sponsors loaned to us $300,000, pursuant to an interest-free promissory note. On December 2, 2014, one of our officers loaned to us $100,000, pursuant to an interest-free promissory note. Both loans will become due and payable upon the earlier of the consummation of our initial business combination and March 21, 2015. We also currently anticipate earning a total of approximately $160,000 of interest on the Trust Account between March 21, 2013 and March 21, 2015. If estimates of our expenses are less than the actual amounts of our expenses or the amount of interests released to us from the Trust Account is less than expected, we may need to obtain additional financing to the extent such financing is required prior to or in connection with the consummation of our initial business combination, in which case we may issue additional securities or incur additional debt. We may not be able to obtain additional financing or issue additional securities.

Our transaction expenses as a result of the proposed Business Combination are currently estimated at approximately $9.7 million, which is comprised of (i) a $7.0 million advisory fee split between EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P., and (ii) $2.7 million of other expenses including, but not limited to, legal, accounting and consulting services and costs incurred with the filing, printing and mailing of a proxy statement and the solicitation of the approval of the proposed Business Combination by our stockholders. Through December 31, 2014, we have incurred and recorded $454,400 of transaction expenses.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2014.

Contractual Obligations

	Payments due by Period
		Less than
Contractual Obligations	Total	1 Year	1+ Years
Fee payable to Berkshire Capital Securities LLC
for office space and general and administrative services	$26,774	$26,774	$0
TOTAL	$26,774	$26,774	$0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The net proceeds of our IPO and the private placement of the sponsors’ shares deposited in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in freely available cash balances. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and the notes thereto appear following Item 15 of this Report and are included herein by reference.

The following table summarizes quarterly financial data of HF2 for the fiscal years ended December 31, 2014 and 2013. You should read the following supplementary financial information in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this report.

	1st Quarter 2013	2nd Quarter 2013	3rd Quarter 2013	4th Quarter 2013
Total Interest Income	—	57,384	38,663	2,973
Professional Fees	21,040	44,161	49,623	11,959
Franchise Taxes	45,603	45,000	45,000	45,000
Insurance	3,226	30,000	30,000	30,000
Administrative Expense	3,226	30,000	30,000	30,000
Travel and Entertainment	—	29,413	6,102	4,608
Other	3,212	24,716	31,043	24,653
Total Expenses	76,307	203,290	191,768	146,220
Net Loss	(76,307)	(145,906)	(153,105)	(143,247)
Weighted average number of shares outstanding	5,237,910	23,592,150	23,592,150	23,592,150
Net Loss Per Share, basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

	1st Quarter 2014	2nd Quarter 2014	3rd Quarter 2014	4th Quarter 2014
Total Interest Income	28,009	23,415	(822)	7,241
Professional Fees	46,434	17,112	425,602	83,085
Franchise Taxes	45,085	45,000	45,000	45,000
Insurance	30,000	30,000	29,729	30,191
Administrative Expense	30,000	30,000	30,000	30,000
Travel and Entertainment	4,160	12,340	23,707	15,479
Other	27,242	28,788	28,369	87,473
Total Expenses	182,921	163,240	582,407	291,228
Net Loss	(154,912)	(139,825)	(583,229)	(283,987)
Weighted average number of shares outstanding	23,592,150	23,592,150	23,592,150	23,592,150
Net Loss Per Share, basic and diluted	(0.01)	(0.01)	(0.02)	(0.01)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2014, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the override of controls. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to the reliability of financial reporting and financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness may vary over time.

As of December 31, 2014, management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that our internal control over financial reporting as of December 31, 2014 is effective.

This Form 10-K does not include an attestation report of our registered public accounting firm because, as an emerging growth company, we have taken advantage of the exemption to provide such an attestation report.

/s/ R. Bruce Cameron	/s/ R. Bradley Forth
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2014, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

R. Bruce Cameron	58	Chairman and Chief Executive Officer
R. Bradley Forth	35	Executive Vice President, Chief Financial Officer and Secretary
Seymour A Newman	60	Chief Operating Officer
Joseph C. Canavan	52	Director
Oscar J. Junquera	61	Director
Robert H. Zerbst	68	Director

R. Bruce Cameron, CFA. Mr. Cameron has been the Chairman of our Board of Directors since our inception and our Chief Executive Officer since April 2014. Mr. Cameron has been the President and Chief Executive Officer of Berkshire Capital Securities LLC, a New York-based investment banking firm, since its formation in May 2004. Mr. Cameron co-founded Berkshire Capital Corporation, the predecessor firm to Berkshire Capital Securities LLC, in 1983 as the first independent investment bank covering the financial services industry, with a focus on investment management and capital markets firms. Mr. Cameron and his partners have advised on over 291 mergers and acquisitions of financial services companies, including high net worth managers, institutional investment managers, mutual fund managers, real estate managers, brokerage firms, investment banks and capital markets firms with aggregate client assets under management transfer of more than $906 billion and aggregate transaction value in excess of $12.8 billion. From 2005 to 2010, Mr. Cameron was a co-founder and the chairman of the board of directors of Highbury Financial Inc., a publicly traded blank check company that became an investment management holding company. Prior to forming Berkshire Capital Corporation, Mr. Cameron was an associate director of Paine Webber Group Inc.’s Strategic Planning Group from 1981 through 1983. Mr. Cameron began his career at Prudential Insurance Company from 1978 through 1980, working first in the Comptroller’s Department and then in the Planning & Coordination Group. Mr. Cameron graduated from Trinity College, where he received a B.A. in Economics, and from Harvard Business School, where he received an M.B.A. Mr. Cameron also attended the London School of Economics. Mr. Cameron is a CFA charterholder and a former treasurer of the New York Society of Security Analysts. Mr. Cameron is a Fellow of the Life Management Institute. He is also a past trustee of the Securities Industry Institute.

We believe Mr. Cameron is well-qualified to serve as a member of our Board of Directors due to his extensive experience in the financial services industry, most recently at Berkshire Capital, business leadership, operational experience, and his prior experience as Chairman of the board of directors for Highbury Financial Inc.

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

Joseph C. Canavan. Mr. Canavan has been a Director since February 2013. Since January 2010, Mr. Canavan has been Chief Executive Officer of Canavan Capital, a personal investment company. Mr. Canavan was Chairman and Chief Executive Officer of Assante Wealth Management, a wealth management company, and United Financial Corporation, an asset management firm affiliated with Assante Wealth Management, from November 2003 until November 2009. Prior to joining Assante Wealth Management, Mr. Canavan was the President and CEO of Synergy Asset Management, a wealth management company he founded in December 1997. In 1994, Mr. Canavan launched GT Global (Canada), a mutual fund company, and served as its Chief Executive Officer until 1997. From 1989 until 1994, Mr. Canavan was a Vice President and Director of National Sales with Fidelity Investments. Mr. Canavan began his career as a financial advisor with Burns Fry Ltd. Mr. Canavan serves on the boards of directors of the following non-profit organizations: the Children’s Aid Foundation, The Next 36, the Fraser Institute, Kids and Company, Brandprotect, and the Kira Talent. Mr. Canavan has a Bachelor of Business Administration from Concordia University and has completed Harvard University’s three-year executive management program for owners and presidents of companies.

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

Audit Committee

We have an audit committee of the board of directors, which consists of our three independent directors, Messrs. Canavan, Junquera and Zerbst, each of whom meets the independent director standard under NASDAQ’s listing standards and under Rule 10A-3(b)(1) of the Exchange Act. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
•	discussing with management major risk assessment and risk management policies;
•	monitoring the independence of the independent auditor;
•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
•	reviewing and approving all related-party transactions;
•	inquiring and discussing with management our compliance with applicable laws and regulations;
•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
•	appointing or replacing the independent auditor;
•	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
•	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
•	approving reimbursement of expenses incurred by our management team and Advisory Board, as described below, in identifying potential target businesses.

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under the Nasdaq listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Junquera qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC. A complete copy of our audit committee charter is available on our website at www.hf2financial.com under the Governance Section. Information on or accessible through our website is not a part of this Annual Report on Form 10-K.

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

The nominating and governance committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating and governance committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating and governance committee does not distinguish among nominees recommended by stockholders and other persons. A complete copy of our nominating and governance committee charter is available on our website at www.hf2financial.com under the Governance Section.

Compensation Committee

We have a compensation committee of the board of directors, which consists of our three independent directors, Messrs. Canavan, Junquera and Zerbst. Our compensation committee assists our board of directors in the discharge of its responsibilities relating to the compensation of our executive officers, although none of our executive officers currently receives compensation.

Our compensation committee’s responsibilities include, among others:

•	reviewing and approving, or making recommendations to our board of directors with respect to, the compensation of our executive officers;
•	overseeing and administering, and making recommendations to our board of directors with respect to, our cash and equity incentive plans; and
•	reviewing and making recommendations to the board of directors with respect to director compensation.

A complete copy of our compensation committee charter is available on our website at www.hf2financial.com under the Governance Section.

Advisory Board

We have an Advisory Board to assist us in developing potential acquisition targets and evaluating such targets’ business strategies and operations. The five members of our advisory board are Thomas J. Healey, John C. Hagerty, Randall S. Yanker, T. Robert Burke and Kenneth L. Rilander, each of whom is one of our Sponsors or affiliated with an entity that is one of our Sponsors. The five members of our Advisory Board are individuals who we believe have significant investment, operational and advisory experience in the financial services industry. Unlike our directors, members of our Advisory Board do not participate in managing our operations. In addition, unlike our officers and directors who, under Delaware law, owe fiduciary duties to us and our stockholders, our Advisory Board members do not owe any fiduciary duties to us or our stockholders and do not have a duty to present business opportunities to us. We have no formal arrangement or agreement with these individuals that require them to provide services to us and accordingly, they have no contractual obligations to present business opportunities to us. They provide advice, insights, contacts and other assistance to us based on their industry experience and involvement in areas of activity that are strategic to us at our request, only if they are able to do so. We engage with our Advisory Board members through individual meetings, phone conferences and periodic group meetings to discuss our strategy and industry trends. Our Advisory Board members do not participate in our business in any other manner. Each of the Advisory Board members has entered into a written agreement with us to maintain in confidence information regarding our company that he has learned through his participation as an Advisory Board member and not to make (or enter into any negotiations or agreement to make), directly or indirectly, including through any affiliate, any acquisition of the assets or equity of any target business or businesses that we are considering that he first becomes aware of through his participation as an Advisory Board member (unless we have decided not to pursue a transaction with the target business or businesses). We expect that the Advisory Board will be discontinued upon the Closing of the Business Combination.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of such reports received by us and written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2014, all reports required to be filed by our officers, directors and persons who own more than 10% of a registered class of our equity securities were filed on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION.

No executive officer has received any cash compensation for services rendered to us. Commencing on the effective date of our initial public offering through our initial business combination, we will pay Berkshire Capital Securities LLC, an affiliate of Mr. Cameron, a fee of $10,000 per month for providing us with general and administrative services including office space, utilities and secretarial support. This arrangement, however, is solely for our benefit and is not intended to provide Mr. Cameron compensation in lieu of a salary. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s, consulting and other similar fees, will be paid to our sponsors, Advisory Board members, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). Such individuals, however, will receive reimbursement for any reasonable out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. We cannot estimate the amount of reasonable out-of-pocket expenses that will be reimbursed to our Sponsors, officers, directors, Advisory Board members or their affiliates because such amount will depend on a number of factors including the number of potential target businesses we identify and diligence, the breadth of due diligence we conduct on target businesses, the extent of travel and other expenses incurred in the diligence process and the length of time it takes to consummate an initial business combination with any potential target business. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such out-of-pocket expenses exceed the $1,113,750 of the proceeds initially available and not deposited in the trust account and interest income on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding the beneficial ownership of our shares of Class A Common Stock and Class B Common Stock as of February 6, 2015, by:

• each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Class A Common Stock or Class B Common Stock;

• each of our officers and directors; and

• all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock or Class B Common Stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Class A Common Stock	Approximate Percentage of Outstanding Shares of Class A Common Stock	Amount and Nature of Beneficial Ownership of Class B Common Stock	Approximate Percentage of Outstanding Shares of Class B Common Stock
HF2 Class B Trust			20,000,000	100.0%
Officers
R. Bruce Cameron(2)	721,567	3.1%	0	0.0%
R. Bradley Forth	251,253	1.1%	0	0.0%
Seymour A. Newman	51,000	0.2%	0	0.0%
Directors
Joseph C. Canavan	100,529	0.4%	0	0.0%
Oscar J. Junquera(3)	83,774	0.4%	0	0.0%
Robert H. Zerbst	33,510	0.1%	0	0.0%
5% Holders
AQR Capital Management, LLC (4)	1,456,830	6.2%	0	0.0%
Bulldog Investors (5)	1,413,351	6.0%	0	0.0%
Davidson Kempner Partners (6)	1,300,000	5.5%	0	0.0%
Fir Tree Inc. (7)	1,215,000	5.2%	0	0.0%
Polar Securities, Inc. (8)	1,448,857	6.1%	0	0.0%
Randall S. Yanker (9)	2,063,683	8.7%	0	0.0%
TD Asset Management (10)	1,500,000	6.4%	0	0.0%
Weiss Asset Management LP (11)	1,200,000	5.1%	0	0.0%
All directors and executive officers as a group (six individuals)	1,241,633	5.3%	20,000,000	100.0%

(1)	Unless otherwise indicated, the business address of each person is c/o HF2 Financial Management Inc., 999 18th Street, Suite 3000, Denver, Colorado 80202.

(2)	Includes 663,442 shares held by Broad Hollow Investors LLC and 28,125 shares held by Broad Hollow LLC. TartanFarm Corp. is the managing member of Broad Hollow LLC and Broad Hollow Investors LLC. Mr. Cameron is the President of TartanFarm Corp. and has voting and dispositive power over these shares.

(3)	Includes 83,774 shares held by PanMar Capital llc. Mr. Junquera is the Managing Partner of PanMar Capital llc and has voting and dispositive power over these shares.

(4)	As reported on Schedule 13G filed with the SEC on February 11, 2014, AQR Capital Management, LLC has shared voting and shared dispositive powers over 1,456,830 shares. The business address of AQR Capital Management LLC is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)	As reported on Schedule 13D/A filed with the SEC on November 4, 2013, Bulldog Investors LLC has sole voting and dispositive power over 1,413,351 shares. Andrew Dakos, Phillip Goldstein and Steven Samuels have sole voting and sole dispositive power over the shares owned by Bulldog Investors LLC. The business address of Andrew Dakos, Phillip Goldstein and Steven Samuels is Park 80 West, 250 Pehle Avenue, Suite 708, Saddle Brook, NJ 07663.

(6)	As reported on Schedule 13G filed with the SEC on March 29, 2013, Davidson Kempner Partners on behalf of Davidson Kempner Partners, Davidson Kempner Institutional Partners L.P., Davidson Kempner International, Ltd., Davidson Kempner Capital Management LLC, Thomas L. Kempner Jr., and Stephen M. Dowicz has shared voting and shared dispositive power over 1,300,000 shares. The business address of Davidson Kempner Partners is 65 E 55th Street, 19th Floor, New York, NY 10022.

(7)	As reported on Schedule 13G filed with the SEC on February 13, 2014, Fir Tree Inc. has sole voting and sole dispositive power over 1,215,000 shares. The business address of Fir Tree Inc. is 505 Fifth Avenue, 23rd Floor, New York, NY 10017.

(8)	As reported on Schedule 13G/A filed with the SEC on August 7, 2013, Polar Securities Inc. on behalf of Polar Securities Inc. and North Pole Capital Master Fund has shared voting and shared dispositive power over 1,448,700 shares. The business address of Polar Securities Inc. and North Pole Capital Master Fund is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4 Canada.

(9)	As reported on Schedule 13G filed with the SEC on April 4, 2013, Randall Yanker has sole voting and sole dispositive power over the following shares: 378,656 shares held by Mr. Yanker, 37,866 shares held by Jeffrey J. Hodgman, 1,135,973 shares held by NAR Special Global, LLC, 189,329 shares held by Thomas Maheras, 151,463 shares held by Daniel T. Smythe, 94,664 shares held by Ramnarain Jaigobind, 37,866 shares held by Paul D. Schaeffer, 18,933 shares held by Dickinson Investments LLC and 18,933 shares held by SC-NGU LLC. The business address of Randall Yanker is c/o Alternative Asset Managers L.P., Two Grand Central Tower, 140 E. 45th Street, 16th Floor, New York, NY 10017.

(10)	As reported on Schedule 13G filed with the SEC on February 13, 2014, TD Asset Management Inc. has sole voting and sole dispositive power over 1,500,000 shares. The business address of TD Asset Management Inc. is Canada Trust Tower, BCE Place, 161 Bay Street, 35th Floor, Toronto, Ontario M5J 2T2 Canada.

(11)	As reported on Schedule 13G filed with the SEC on February 12, 2014, Weiss Asset Management LP on behalf of Weiss Asset Management LP, WAM GP LLC, and Andrew M. Weiss PH.D. has shared voting and shared dispositive power over 1,200,000 shares. The business address of Weiss Asset Management LP, WAM GP LLC, and Andrew M. Weiss PH.D. is 222 Berkeley Street, 16th Floor, Boston, MA 02116.

Our Sponsors, directors and officers beneficially own approximately 30.5% of the issued and outstanding shares of Class A Common Stock. Because of the ownership block held by our Sponsors, directors and officers, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

Our amended and restated certificate of incorporation provides that the shares of Class B Common Stock held in the HF2 Class B Trust will not be transferred, assigned or sold prior to the consummation of our initial business combination or our dissolution.

On the date of our IPO, the Founders’ Shares were placed into an escrow account maintained in New York, New York by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, the Founders’ Shares will not be transferred, assigned, sold or released from escrow until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination (1) with respect to 50% of the Founders’ Shares, the last sales price of our Class A Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and, with respect to the remaining 50% of the Founders’ Shares, the last sales price of our Class A Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination or (2) we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A Common Stock for cash, securities or other property.

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

The Sponsors’ Shares are identical to the shares sold in our IPO, except that our sponsors have agreed not to transfer, assign or sell any of the Sponsors’ Shares until 30 days after the completion of our initial business combination (except to certain permitted transferees) and the Sponsors’ Shares will not participate in the redemption of the public shares in the event that we do not consummate an initial business combination within the required time period. The permitted transfers referred to above include (1) transfers to other holders of Sponsors’ Shares, to our officers, directors and employees, to a holder’s affiliates or to its members upon its liquidation, (2) transfers to relatives and trusts for estate planning purposes, (3) transfers by virtue of the laws of descent and distribution upon death, (4) transfers pursuant to a qualified domestic relations order or (5) transfers by private sales made in connection with the consummation of a business combination at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be.

Equity Compensation Plans

As of December 31, 2014, we had no compensation plans (including individual compensation arrangements) under which equity securities of the registrant were authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In connection with the organization of the Company, on December 5, 2012, a total of 4,255,000 Founders’ Shares were sold to certain of our Sponsors at a price of approximately $0.005875 per share for an aggregate of $25,000. On February 26, 2013, the Company repurchased 1,320,707 Founders’ Shares from certain of our Sponsors at the original sale price of approximately $0.005875 per share for an aggregate price of $7,760. On the same date, the Company also sold 1,464,457 Founders’ Shares to certain existing and new Sponsors at the same price of approximately $0.005875 per share for an aggregate price of $8,605.

The Founders’ Shares are identical to the shares of Class A Common Stock sold in our IPO. However, our Sponsors have agreed (A) to vote their Founders’ Shares and any public shares acquired in or after our IPO in favor of the Business Combination, and (B) not to redeem any Founders’ Shares in connection with a stockholder vote to approve the Business Combination. Additionally, our Sponsors have agreed not to transfer, assign or sell any of the Founders’ Shares (except to certain permitted transferees) until one year after the date of the consummation of the Business Combination or earlier if, subsequent to the Business Combination (1) with respect to 50% of the Founders’ Shares, the last sales price of Class A Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing of the Business Combination and, with respect to the remaining 50% of the Founders’ Shares, the last sales price of Class A Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the Closing of the Business Combination or (2) we consummate liquidation, merger, stock exchange or other similar transaction which results in all of our holders of Class A Common Stock having the right to exchange their shares of Class A Common Stock for cash, securities or other property. In addition, in connection with the Business Combination, Bruce Cameron has agreed not to transfer, assign or sell 116,254 of his Founders’ Shares (except to certain permitted transferees) until two years after the date of the consummation of the Business Combination and after such two year period he may only transfer, assign or sell 25% of such Founders’ Shares in any 12-month period. The Founders’ Shares will not participate in the redemption of our public shares in the event that we do not consummate the Business Combination within the required time period.

On March 22, 2013, our Sponsors purchased an aggregate of 1,414,875 Sponsors’ Shares at a price of $10.00 per share from us. We refer to these shares as the Sponsors’ Shares. These purchases took place on a private placement basis simultaneously with the consummation of our IPO. On April 1, 2013, our Sponsors purchased an additional 183,525 Sponsors’ Shares at a price of $10.00 per share from us. These purchases took place on a private placement basis simultaneously with the consummation of the underwriters’ over-allotment option related to our IPO.

The Sponsors’ Shares are identical to our public shares. However, our Sponsors have agreed (A) to vote their Sponsors’ Shares in favor of any proposed initial business combination, and (B) not to redeem any Sponsor Shares in connection with a stockholder vote to approve the Business Combination. Additionally, our Sponsors have agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of our initial business combination. The Sponsors’ Shares will not participate in the redemption of our public shares in the event that we do not consummate an initial business combination within the required time period.

In December 2012, Mr. Cameron purchased aggregate of 20,000,000 shares of Class B Common Stock for an aggregate purchase price of $20, or $0.000001 per share, which is the per share par value. Mr. Cameron contributed the shares of Class B Common Stock to the HF2 Class Trust. Wilmington Trust, National Association serves as administrative trustee of the HF2 Class B Trust. Shares of Class B Common Stock are entitled to ten votes per share and will vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our common stock for a vote. Shares of Class B Common Stock have no economic rights (other than the right to be redeemed at par value upon a liquidation) and therefore have no rights to any of the proceeds held in the Trust Account.

In order to meet our working capital needs, our Sponsors, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, the notes may be converted into shares of common stock at a price of $10.00 per share. If we do not complete a business combination, the loans will be forgiven. On October 23, 2014, Broad Hollow Investors LLC, one of our Sponsors, loaned us $300,000 pursuant to an interest-free promissory note. The principal amount outstanding under this loan as of the date of this report is $300,000. No principal or interest has been paid on this loan. The loan will become due and payable upon the earlier of the consummation of the Business Combination and March 21, 2015. On December 2, 2014, R. Bradley Forth, our Executive Vice President and Chief Financial Officer, loaned us $100,000 pursuant to an interest-free promissory note. The principal amount outstanding under this loan as of the date of this report is $100,000. No principal or interest has been paid on this loan. The loan will become due and payable upon the earlier of the consummation of the Business Combination and March 21, 2015.

The holders of our Founders’ Shares, as well as the holders of the Sponsors’ Shares and any shares our Sponsors, officers, directors or their affiliates may be issued in payment of working capital loans made to us, are entitled to registration rights pursuant to a registration rights agreement entered into on March 21, 2013. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founders’ Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Sponsors’ Shares or shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to our IPO, certain of our sponsors, officers and directors had loaned to us an aggregate of $200,000 to cover expenses related to our IPO. The loans were payable without interest on the earlier of (i) December 5, 2013, (ii) the date on which we consummated our IPO or (iii) the date on which we determined to not proceed with our IPO. We repaid these loans from the proceeds of our IPO that were not placed in the Trust Account.

Commencing on the effective date of our IPO through the Business Combination, we have agreed to pay Berkshire Capital Securities LLC, an affiliate of Mr. Cameron, a fee of $10,000 per month for providing us with general and administrative services including office space, utilities and secretarial support. This arrangement, however, is solely for our benefit and is not intended to provide Mr. Cameron compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Denver metropolitan area, that the fee charged by Berkshire Capital Securities LLC is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, have been, or will be, paid to any of our Sponsors, officers, directors or their respective affiliates, for services rendered to us prior to, or in connection with the consummation of the Business Combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After the Business Combination, Mr. Cameron will be a member of our board of directors and will be entitled to receive compensation as a non-employee member of our board.

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

We also require each of our directors and executive officers to complete annually a directors’ and officers’ questionnaire that elicits information about related-party transactions. These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

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

The firm of McGladrey LLP acts as our independent registered public accounting firm. The following is a summary of fees paid or expected to be paid to McGladrey LLP for services rendered.

Audit Fees

During the years ended December 31, 2014 and 2013, fees for our independent registered public accounting firm were $48,000 and $46,029, respectively.

Audit-Related Fees

During the years ended December 31, 2014 and 2013 audit-related fees from our independent registered public accounting firm were $15,750 and $26,500 for professional services relating to the review of our proxy filing in 2014 and in connection with our initial public offering in 2013.

Tax Fees

During the years ended December 31, 2014 and 2013, our independent registered public accounting firm did not render any tax services to us.

All Other Fees

During the years ended December 31, 2014 and 2013, there were no fees billed for services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since the formation of our audit committee was not effective until March 21, 2013, our audit committee did not pre-approve any of the foregoing services prior to such date, although any services rendered prior to the formation of our audit committee were reviewed and ratified by our board of directors. Our audit committee pre-approved all the foregoing services subsequent to such date. In accordance with Section 10A(i) of the Exchange Act , before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Form 10-K:

	(1)	Consolidated Financial Statements:

Table of Contents to Financial Statements

(2)	Financial Statement Schedules: None.

(3)	Exhibits:

Exhibit No.	Description	Included	Form	Exhibit	Filing Date

1.1	Merger and Acquisition Agreement by and among HF2 Financial Management Inc., EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P.	By Reference	8-K	1.1	March 27, 2013
2.1	Investment Agreement, dated as of September 16, 2014, among the Registrant, ZAIS Group Parent, LLC and the Members of ZAIS Group Parent, LLC	By Reference	8-K	2.1	September 17, 2014
3.1	Amended and Restated Certificate of Incorporation	By Reference	8-K	3.1	March 27, 2013
3.2	Amended By-Laws	By Reference	S-1/A	3.3	February 26, 2013
4.1	Specimen Class A Common Stock Certificate	By Reference	S-1/A	4.1	March 18, 2013
4.2	Specimen Class B Common Stock Certificate	By Reference	S-1/A	4.2	February 26, 2013
10.1	Letter Agreement from R. Bruce Cameron	By Reference	8-K	10.1	March 27, 2013
10.2	Letter Agreement from Richard S. Foote	By Reference	8-K	10.2	March 27, 2013
10.3	Letter Agreement from R. Bradley Forth	By Reference	8-K	10.3	March 27, 2013
10.4	Letter Agreement from Joseph C. Canavan	By Reference	8-K	10.4	March 27, 2013
10.5	Letter Agreement from Oscar J. Junquera and PanMar Capital llc	By Reference	8-K	10.5	March 27, 2013
10.6	Letter Agreement from Robert H. Zerbst	By Reference	8-K	10.6	March 27, 2013
10.7	Letter Agreement from Broad Hollow LLC	By Reference	8-K	10.7	March 27, 2013
10.8	Letter Agreement from Broad Hollow Investors LLC	By Reference	8-K	10.8	March 27, 2013
10.9	Letter Agreement from Bulldog Investors	By Reference	8-K	10.9	March 27, 2013
10.10	Letter Agreement from Burke Family Trust	By Reference	8-K	10.10	March 27, 2013
10.11	Letter Agreement from Dickinson Investments LLC	By Reference	8-K	10.11	March 27, 2013
10.12	Letter Agreement from Foote Family Trust	By Reference	8-K	10.12	March 27, 2013
10.13	Letter Agreement from John C. Hagerty, Thomas J. Healey, Healey Associates LLC and Healey Family Foundation	By Reference	8-K	10.13	March 27, 2013

10.14	Letter Agreement from Jeffrey J. Hodgman	By Reference	8-K	10.14	March 27, 2013
10.15	Letter Agreement from Ramnarain Jaigobind	By Reference	8-K	10.15	March 27, 2013
10.16	Letter Agreement from Thomas Maheras	By Reference	8-K	10.16	March 27, 2013
10.17	Letter Agreement from NAR Special Global, LLC	By Reference	8-K	10.17	March 27, 2013
10.18	Letter Agreement from Kenneth L. Rilander and Parsifal Partners B, LP	By Reference	8-K	10.18	March 27, 2013
10.19	Letter Agreement from Paul D. Schaeffer	By Reference	8-K	10.19	March 27, 2013
10.20	Letter Agreement from SC-NGU LLC	By Reference	8-K	10.20	March 27, 2013
10.21	Letter Agreement from Daniel T. Smythe	By Reference	8-K	10.21	March 27, 2013
10.22	Letter Agreement from White Sand Investor Group, LP	By Reference	8-K	10.22	March 27, 2013
10.23	Letter Agreement from Randall S. Yanker	By Reference	8-K	10.23	March 27, 2013
10.24	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant	By Reference	S-1/A	10.2	February 26, 2013
10.25	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and holders of Founders’ shares	By Reference	S-1/A	10.3	February 26, 2013
10.26	Escrow Agreement among the Registrant, Bingham McCutchen LLP and holders of Sponsors’ shares	By Reference	S-1/A	10.4	March 18, 2013
10.27	Form of Promissory Note issued to each of Broad Hollow Investors LLC, Broad Hollow LLC, Healey Associates LLC, Healey Family Foundation, Randall S. Yanker, Burke Family Trust, Parsifal Partners B, LP, PanMar Capital llc., NAR Special Global, LLC, Thomas Maheras, Daniel T. Smythe, Ramnarain Jaigobind, Paul D. Schaeffer, Dickinson Investments LLC, SC-NGU LLC, Jeffrey J. Hodgman, Robert H. Zerbst and Joseph C. Canavan	By Reference	S-1/A	10.5	March 21, 2013
10.28	Form of Registration Rights Agreement among the Registrant and the holders of Founders’ shares and Sponsors’ Shares	By Reference	S-1/A	10.6	March 21, 2013
10.29	Form of Subscription Agreement between the Registrant and each of Bulldog Investors and White Sand Investor Group, LP	By Reference	S-1/A	10.7	February 26, 2013
10.30	Form of Subscription Agreement between the Registrant and each of Broad Hollow Investors LLC, Broad Hollow LLC, Sally H. Foote, Healey Associates LLC, Healey Family Foundation, Randall S. Yanker, Burke Family Trust, Parsifal Partners B, LP, PanMar Capital llc, R. Bradley Forth, NAR Special Global, LLC, Thomas Maheras, Daniel T. Smythe, Ramnarain Jaigobind, Paul D. Schaeffer, Dickinson Investments LLC, SC-NGU LLC, Jeffrey J. Hodgman, Robert H. Zerbst and Joseph C. Canavan	By Reference	S-1/A	10.8	February 26, 2013
10.31	Subscription Agreement between the Registrant and R. Bruce Cameron for the purchase of 20,000,000 shares of Class B Common Stock	By Reference	S-1/A	10.9	January 29, 2013
10.32	Trust Agreement for the HF2 Class B Trust among the Registrant, Wilmington Trust, National Association and R. Bruce Cameron	By Reference	S-1/A	10.10	February 26, 2013
10.33	Administrative Services Agreement between the Registrant and Berkshire Capital Securities	By Reference	S-1/A	10.11	March 18, 2013
10.34	Form of Right of First Review Agreement between the Registrant and Berkshire Capital Securities LLC, Broad Hollow Partners LLC, Broad Hollow Investors LLC, Broad Hollow LLC, R. Bruce Cameron, Richard S. Foote and R. Bradley Forth	By Reference	S-1/A	10.12	February 26, 2013

10.35	Form of Non-Disclosure Agreement between Registrant and each of Thomas J. Healey, John C. Hagerty, Randall S. Yanker, T. Robert Burke and Kenneth L. Rilander	By Reference	S-1/A	10.13	February 26, 2013
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Herewith
101.INS	XBRL Instance Document	Herewith
101.SCH	XBRL Taxonomy Extension Schema	Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of February, 2015.

HF2 FINANCIAL MANAGEMENT INC.

By:	/s/ R. Bruce Cameron
R. Bruce Cameron
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ R. Bruce Cameron	Chairman of the Board and Chief Executive Officer	February 12, 2015
R. Bruce Cameron
/s/ R. Bradley Forth	Exec V.P., Chief Financial Officer & Secretary	February 12, 2015
R. Bradley Forth	(Principal Financial Officer and Principal Accounting Officer)
/s/ Joseph C. Canavan	Director	February 12, 2015
Joseph C. Canavan
/s/ Oscar J. Junquera	Director	February 12, 2015
Oscar J. Junquera
/s/ Robert H. Zerbst	Director	February 12, 2015
Robert H. Zerbst

HF2 FINANCIAL MANAGEMENT INC.
Table of Contents to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

HF2 Financial Management Inc.

We have audited the accompanying balance sheets of HF2 Financial Management Inc. (the “Company”) as of December 31, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for the years ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HF2 Financial Management Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company will face mandatory liquidation by March 21, 2015 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

New York, NY

February 12, 2015

HF2 Financial Management Inc.

BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash	$72,680	$619,440
Prepaid expenses	28,869	90,734
Total current assets	101,549	710,174

Cash and investments held in Trust Account	184,754,364	184,846,520
Total assets	$184,855,913	$185,556,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued operating expenses (including amounts due to related parties of $86,760 and $8,219 at December 31, 2014 and 2013, respectively)	213,817	8,644
Accrued franchise taxes	36,000	180,000
Notes payable to stockholders	400,000	—
Total current liabilities	649,817	188,644
Deferred commissions	101,460	101,460
Total liabilities	751,277	290,104
Commitments and contingencies

Common Stock, subject to possible conversion, 16,387,298 and 16,497,960 shares at conversion value, respectively	172,066,629	173,228,580

Stockholders’ equity
Preferred stock, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 7,204,852 and 7,094,190 shares (excluding 16,387,298 and 16,497,960 shares subject to possible conversion) issued and outstanding at December 31, 2014 and 2013, respectively.	720	709
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	13,718,285	12,556,346
Accumulated Deficit	(1,681,018)	(519,065)
Total Stockholders’ Equity	12,038,007	12,038,010
Total Liabilities and Stockholders’ Equity	$184,855,913	$185,556,694

The accompanying notes are an integral part of these financial statements.

HF2 Financial Management Inc.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013

Operating Expenses
Professional fees	$572,233	$126,783
Franchise taxes	180,085	180,603
Insurance	119,920	93,226
Administrative expense	120,000	93,226
Travel and entertainment	55,686	40,123
Other	171,872	83,624
Loss from operations	(1,219,796)	(617,585)

Interest income	57,843	99,020

Net loss	$(1,161,953)	$(518,565)
Weighted average number of shares outstanding	23,592,150	19,066,447
Net loss per share, basic and diluted	$(0.05)	$(0.03)

The accompanying notes are an integral part of these financial statements.

HF2 Financial Management Inc.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2012	4,255,000	425	20,000,000	20	24,575	(500)	24,520
Issuance of Class A Common Stock to initial stockholders on February 26, 2013 at $0.005875 per share	1,464,457	147	—	—	8,458	—	8,605
Repurchase of Class A Common Stock from initial stockholders on February 26, 2013 at $0.005875 per share	(1,320,707)	(132)	—	—	(7,628)	—	(7,760)
Issuance of Class A Common Stock to initial stockholders on March 27, 2013 at $10.00 per share, net of commissions	1,414,875	142	—	—	13,910,797	—	13,910,939
Issuance of Class A Common Stock to public stockholders on March 27, 2013 at $10.00 per share, net of underwriting discount and offering expenses	15,300,000	1,530	—	—	147,761,470	—	147,763,000
Issuance of Class A Common Stock to initial stockholders on April 1, 2013 at $10.00 per share, net of commissions	183,525	19	—	—	1,801,382	—	1,801,401
Issuance of Class A Common Stock to public stockholders on April 1, 2013 at $10.00 per share, net of underwriting discount	2,295,000	230	—	—	22,284,220	—	22,284,450
Proceeds subject to possible conversion of 16,497,960 shares		(1,652)	—	—	(173,226,928)	—	(173,228,580)
Net loss for the period						(518,565)	(518,565)
Balance at December 31, 2013	23,592,150	$709	20,000,000	$20	$12,556,346	$(519,065)	$12,038,010
Change in proceeds subject to possible conversion of shares		11			1,161,939		1,161,950
Net loss for the period						(1,161,953)	(1,161,953)
Balances at December 31, 2014	23,592,150	720	20,000,000	20	13,718,285	(1,681,018)	$12,038,007

The accompanying notes are an integral part of these financial statements.

HF2 Financial Management Inc.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013

Cash flows from operating activities
Net loss	$(1,161,953)	$(518,565)
Adjustments to reconcile net loss to net cash used in operating activities
(Increase) / decrease in prepaid expenses	61,864	(90,734)
(Increase) / decrease in fair value of Trust Account	(57,843)	(99,020)
Cash withdrawn from the Trust	150,000	—
Increase in accrued operating expenses	205,172	8,144
Increase / (decrease) in accrued franchise taxes	(144,000)	180,000
Net cash used in operating activities	(946,760)	(520,175)

Cash flows from investing activities
Cash deposited in Trust Account	—	(184,747,500)
Net cash used in investing activities	—	(184,747,500)

Cash flows from financing activities
Proceeds from issuance of Class A Common Stock	—	191,942,605
Cost of repurchases of Class A Common Stock	—	(7,760)
Proceeds from notes payable	400,000	50,000
Repayment of notes payable	—	(200,000)
Payment of commissions	—	(170,200)
Payment of costs of public offering	—	(5,826,520)
Net cash provided by financing activities	400,000	185,788,125
Net increase / (decrease) in cash	$(546,760)	$520,450
Balance of cash at beginning of period	$619,440	$98,990
Balance of cash at end of period	$72,680	$619,440
Supplemental schedule of non-cash financing activities
Accrual of costs of public offering	$—	$—
Accrual of deferred commissions	$—	$101,460

 The accompanying notes are an integral part of these financial statements.

HF2 Financial Management Inc.

Notes to Financial Statements

Note 1 — Organization and Plan of Business Operations

HF2 Financial Management Inc. (formerly H2 Financial Management Inc.) (the “Company”) is a Delaware corporation formed on October 5, 2012 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, one or more businesses or entities (a “Business Combination”).

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

All activity from October 5, 2012 (inception) through December 31, 2014 relates to the Company’s formation, initial public offering (described below) and the identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year end.

Prior to 2014, the Company was considered to be a development stage company and, as such, the Company’s financial statements were prepared in accordance with the Accounting Standards Codification (“ASC”) topic 915 “Development Stage Entities.” In 2014, the company adopted Accounting Standards Update 2014 – 10 and is no longer a development stage company. See Note 2 for further information.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. However, there is no assurance that the Company will be able to effect a Business Combination successfully. Upon the closing of the Public Offering, including the over-allotment option, $184,747,500 (representing $10.50 per Public Share sold in the Public Offering), including the proceeds of the Private Placements, was deposited in a trust account (the “Trust Account”). Substantially all of the proceeds held in the Trust Account have been and will continue to be invested in United States government treasury bills having a maturity of 180 days or less and/or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, that invest solely in U.S. treasuries until the earlier of the consummation of its first Business Combination and the Company’s failure to consummate a Business Combination within the prescribed time. Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements. One of the Company’s officers and its Chairman have agreed to be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered, contracted for or products sold to the Company. However, they may not be able to satisfy those obligations should they arise. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, interest income on the funds held in the Trust Account may be released to the Company to pay its income, franchise and other tax obligations and to pay for its working capital requirements in connection with searching for a Business Combination.

HF2 Financial Management Inc.

Notes to Financial Statements

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

The Company’s amended and restated Certificate of Incorporation provides that the Company will continue in existence only until March 21, 2015 since the Company has executed a definitive agreement for a Business Combination before September 21, 2014 but the Business Combination has not been completed by September 21, 2014. If the Company has not completed a Business Combination by March 21, 2015, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares held by the public stockholders of the Company (“Public Stockholders”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of franchise taxes and income taxes payable with respect to interest earned on the Trust Account, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and its board of directors dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, the Public Stockholders will be entitled to receive a full pro rata interest in the Trust Account (initially $10.50 per share, plus any pro rata interest earned on the Trust Account not previously released to the Company).

HF2 Financial Management Inc.

Notes to Financial Statements

Proposed Business Combination

On September 17, 2014 the Company announced that it had entered into an Investment Agreement dated as of September 16, 2014 (the “Investment Agreement”), under which it would enter into a business combination (the “Business Combination”) by and among us, ZAIS Group Parent, LLC, a Delaware limited liability company (“ZGP”), and the members of ZGP (the “ZGP Founder Members”). ZGP is the sole member of ZAIS Group, LLC (“ZAIS”), an investment management firm focused on specialized credit investments with approximately $4.7 billion of assets under management as of September 30, 2014. The shareholders of the Company will be asked to approve the Investment Agreement at a Special Meeting of Shareholders scheduled to occur on February 19, 2015.

Pursuant to NASDAQ listing rules, the target business or businesses that the Company acquires must collectively have a fair market value equal to at least 80% of the balance of the funds in the Trust Account at the time of the execution of a definitive agreement for an initial business combination. The Company believes the proposed Business Combination complies with this rule. If the Company acquires less than 100% of the equity interest in a target business or businesses, the portion of such business acquired must have a fair market value equal to at least 80% of the Trust Account balance, as is the case is the proposed Business Combination.

The fair market value of the portion of ZGP that the Company will acquire has been determined by the board of directors of the Company based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow or book value).

Principal Terms of the Proposed Business Combination

The Investment Agreement provides for the acquisition by the Company of a majority of the Class A Units of ZGP (“Class A Units”). The number of Class A Units that the Company will acquire will be equal to the aggregate number of shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), outstanding at the closing of the transactions contemplated by the Investment Agreement (the “Closing”) and after giving effect to any redemption of shares of Class A Common Stock by the public stockholders in connection with the consummation of this investment (“Redemption”). As of January 26, 2015, there are 23,592,150 shares of Class A Common Stock outstanding. The Company refers to the Class A Units that it will acquire as the “Acquired Units.”

Pursuant to the Investment Agreement, in exchange for the Acquired Units the Company will contribute to ZGP an amount in cash equal to the assets in the Company’s trust account maintained for the benefit of the Company’s public stockholders (the “Trust Account”), after giving effect to the Redemption and less the Company’s aggregate costs, fees and expenses incurred in connection with or pursuant to the consummation of the Business Combination (including deferred commissions payable to investment advisors) (the “Expense Payments”). This contribution amount will be funded through use of the funds in the Trust Account.

Immediately following consummation of the Business Combination, the ZGP Founder Members will hold 7,000,000 Class A Units, subject to adjustment in accordance with the Investment Agreement. ZGP may also issue up to 6,800,000 authorized Class B Units (“Class B Units”) at any time from and after the Closing. Of these Class B Units, 1,600,000 Class B-0 Units vest on the later of the date of grant and the second anniversary of the Closing. The remaining 5,200,000 Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”) vest in three equal installments only if the Class A Common Stock achieves certain average closing price thresholds ranging from $12.50 to $21.50 as follows: one-third upon achieving the applicable threshold, one-third upon the first anniversary of such achievement and one-third upon the second anniversary of such achievement. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in the Company’s income or loss) or other material rights until the Class B Units vest. 1,600,000 Class B-0 Units are anticipated to be issued to key employees of ZAIS promptly after the Closing. Accordingly, following the consummation of the Business Combination, assuming none of the Company’s stockholders elect to redeem their shares of Class A Common Stock, it is contemplated that there will be 32,192,150 Units of ZGP outstanding and HF2 will own approximately 73.3% of the Units, the ZGP Founder Members will own approximately 21.7% of the Units and key employees will own the remaining 5.0% subject to certain vesting provisions.

In addition, during the first five years after the Closing, ZGP will release up to an additional 2,800,000 Class A Units (the “Additional Founder Units”) to the ZGP Founder Members if the sum of the average per share closing, price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the Closing and the day prior to such 20 trading-day period (the “Total Per Share Value”) meets or exceeds specified thresholds, ranging from $12.50 to $21.50.

HF2 Financial Management Inc.

Notes to Financial Statements

The ZGP Founder Members’ Class A Units and all of the vested Class B Units (but not any unvested Class B Units) may be exchanged for shares of Class A Common Stock on a one-for-one basis (subject to certain adjustments to the exchange ratio) or, at the Company’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement that the Company will enter into with ZGP, the ZGP Founder Members and the other parties thereto. Generally, there is a two-year lock-up period before any exchanges of Class A Units or vested Class B Units are permitted.

At the Closing, all of the outstanding shares of Class B Common Stock, par value $0.000001, of the Company (the “Class B Common Stock”) will be transferred from the HF2 Class B Trust to the ZGP Founder Members and immediately deposited with a newly created irrevocable trust of which Mr. Christian Zugel, the founder, Chief Investment Officer and Managing Member of ZAIS, is the initial sole trustee. Each share of Class B Common Stock is entitled to 10 votes and there are currently 20,000,000 shares of Class B Common Stock outstanding.

In connection with the Investment Agreement, the Company will also will enter into the following agreements: (i) a Second Amended and Restated Limited Liability Company Agreement of ZGP, (ii) the Exchange Agreement, (iii) a Registration Rights Agreement providing registration rights for shares of Class A Common Stock issued upon conversion of Class A Units and vested Class B Units of ZGP, and (iv) a Tax Receivable Agreement relating to the payment of a portion of specified tax savings to the ZGP Founder Members.

At the special meeting, the Company’s stockholders also will be asked to consider and vote upon the following proposals: (i) to approve a second amended and restated certificate of incorporation, including to change the Company’s name to “ZAIS Group Holdings, Inc.”, eliminate the Company’s staggered board of directors and provide that all directors will have one year terms, allow for stockholder action by written consent, and provide a Delaware forum selection clause, (ii) to elect five directors, effective upon the Closing, to serve on the Company’s board of directors until the 2015 annual meeting of stockholders and until their respective successors are duly elected and qualified, (iii) to approve and adopt the ZAIS Group Holdings, Inc. 2015 Stock Incentive Plan (an equity-based incentive plan), and (iv) to adjourn the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies if, based upon the tabulated vote at the time of the special meeting, there are not sufficient votes to approve one or more proposals presented to the stockholders for vote at the special meeting.

Submission of the Business Combination to a Stockholder Vote

The Business Combination (and consequently, the Investment Agreement and the transactions contemplated thereby, including the Business Combination) will be approved and adopted only if a majority of the outstanding shares of Class A Common Stock voted at the special meeting are voted “FOR” the Business Combination. As of the record date, our Sponsors, officers and directors have agreed to vote any shares of Class A Common Stock owned by them in favor of the Business Combination.

Liquidation if No Business Combination

The Company’s amended and restated certificate of incorporation provides that the Company will continue in existence only until March 21, 2015 unless it consummates an initial business combination on or prior to such date. If the Company is unable to complete the Business Combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest but net of taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (except for the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and to the requirements of other applicable law.

HF2 Financial Management Inc.

Notes to Financial Statements

Note 2 — Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains its cash deposits with major financial institutions.

Concentration of Credit Risk

The Company maintains its cash with high credit quality financial institutions. At times, the Company’s cash and cash equivalents may be uninsured or in deposit accounts that exceed the FDIC insurance limit.

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

Common Stock, Subject to Possible Conversion

The Company accounts for its shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Under such standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Under ASC 480, conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s Public Shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly at December 31, 2014, the shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of or during the period from October 5, 2012 (inception) through December 31, 2014.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Financial Accounting Standards Update 2014-10, “Development Stage Entities”. The Company has elected to early adopt the provisions of this ASU, which principally relate to the presentation of inception to date financial results and certain labeling disclosures that the company is a development stage enterprise.

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

HF2 Financial Management Inc.

Notes to Financial Statements

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

As of December 31, 2014, the Trust Account consisted solely of cash balances. On January 8, 2015, the Company invested its cash balances in a U.S. Treasury bill with a maturity value of $184,757,000 and a maturity date of February 19, 2015.

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

On October 23, 2014, one of the Company’s Sponsors loaned the Company $300,000, pursuant to an interest-free promissory note. On December 2, 2014, one of the Company’s officers loaned the Company $100,000, pursuant to an interest-free promissory note. Both loans will become due and payable upon the earlier of the consummation of the Business Combination and March 21, 2015.

Note 6 — Commitments and Contingencies

The Company receives general and administrative services including office space, utilities and secretarial support from Berkshire Capital Securities LLC, an affiliate of Company’s Chairman and Chief Executive Officer. The Company has agreed to pay Berkshire Capital a monthly fee of $10,000 for such services beginning March 21, 2013, the effective date of the registration statement for the Public Offering. This arrangement will terminate upon completion of the Company’s Business Combination or the distribution of the Trust Account to the Public Stockholders.

For the years ended December 31, 2014 and 2013, the Company incurred $120,000 and $93,226 of expense related to this arrangement. The expense is reflected in the Statements of Operations as Administrative expense.

HF2 Financial Management Inc.

Notes to Financial Statements

The Company’s transaction expenses as a result of the proposed Business Combination with ZGP are currently estimated at approximately $9.7 million, which is comprised of (i) a $7.0 million advisory fee split between EarlyBirdCapital, Inc. and Sandler O’Neill & Partners, L.P., and (ii) $2.7 million of other expenses including, but not limited to, legal, accounting and consulting services and costs incurred with the filing, printing and mailing of a proxy statement and the solicitation of the approval of the proposed Business Combination by our stockholders. Through December 31, 2014, the Company has incurred and recorded $557,000 of transaction expenses which are included in the accompanying Unaudited Condensed Statements of Operations, principally in the category area of professional fees. Certain of the anticipated remaining transaction expenses are contingent upon the closing of the ZAIS Business Combination.

Note 7 — Income Taxes

The Company has recorded deferred tax assets relating to expenses deferred for income tax purposes at December 31, 2014 and 2013 amounting to $636,126 and $195,756, respectively, as well as offsetting full valuation allowances, as the Company is not currently generating income that will allow this asset to be realized. The Company has net operating losses of $122,242, $83,035 and $500 for the tax years ending 2014, 2013 and 2012, respectively, which may be carried forward until 2034, 2033 and 2032 respectively, to offset future income. The table below sets forth the Company’s deferred tax assets.

	December 31, 2014	December 31, 2013
Development stage expenses capitalized	$(557,912)	$(164,007)
Net operating loss carry-forward	(78,214)	(31,749)
Less: valuation allowance	636,126	195,756
Net deferred tax assets	$—	$—

The Company’s effective tax rate differs from the statutory rate primarily due to the increase in the Company’s valuation allowance. The table set forth below provides a reconciliation of the Company’s statutory tax rate to its effective tax rate.

	For the year ended December 31, 2014	For the year ended December 31, 2013
Statutory federal tax rate	35.0%	35.0%
State tax, net of federal benefit	3.0%	3.0%
Permanent differences	(.1)%	(0.8)%
Increase in valuation allowance	(37.9)%	(37.2)%
Effective tax rate	0.0%	0.0%

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company is required to file income tax returns in the United States (federal) and in various state and local jurisdictions. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The Company was incorporated on October 5, 2012, and the evaluation was performed for the tax years ended December 31, 2014, 2013 and 2012, which are the only periods subject to examination.

Note 8 — Stockholder Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors.

As of December 31, 2014, there are no shares of preferred stock issued or outstanding.

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

As of December 31, 2014, 7,204,852 shares of Class A Common Stock were issued and outstanding, excluding 16,387,298 shares of Class A Common Stock subject to possible conversion.

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

