Form 10-Q
period 2015-03-31
ZAIS Group Holdings, Inc.
filed 2015-05-11
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________

Commission file number: 001-35848

ZAIS GROUP HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	46-1314400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Bridge Avenue, Suite 322

Red Bank, NJ 07701-1106

(Address of Principal Executive Offices and Zip Code)

(732) 978-7518
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 11, 2015, 13,870,917 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands)

	March 31, 2015	December 31, 2014
Assets	(Unaudited)
Cash and cash equivalents	$79,680	$7,664
Income and fees receivable	2,988	4,283
Investments in affiliates, at fair value	111	104
Due from related parties	620	648
Fixed assets, net	1,088	1,091
Prepaid expenses	2,564	1,543
Other assets	3,911	3,310
Assets of Consolidated Funds
Cash and cash equivalents	68,862	94,212
Restricted cash	25,468	30,265
Investments, at fair value	1,231,987	1,126,737
Investments in affiliated securities, at fair value	32,654	31,457
Derivative assets, at fair value	5,248	6,648
Other assets	16,733	11,577
Total Assets	$1,471,914	$1,319,539
Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity
Liabilities
Notes payable	$1,250	$—
Compensation payable	1,202	6,094
Due to related parties	123	32
Other liabilities	3,375	3,050
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	751,446	749,719
Securities sold, not yet purchased	10,155	19,308
Derivative liabilities, at fair value	7,190	5,785
Redemptions payable	48	—
Due to broker	19,283	21,047
Reverse repurchase agreements	74,872	—
Other liabilities	38,057	32,863
Total Liabilities	907,001	837,898
Commitments and Contingencies (Note 14)
Redeemable Non-controlling Interests	468,982	452,925
Stockholders’ Equity
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 13,870,917 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in capital	57,556	—
Retained earnings/(Accumulated deficit)	(823)	18,189
Accumulated other comprehensive income/(loss)	128	186
Total ZAIS Group Holdings Stockholders’ Equity	56,862	18,376
Equity attributable to non-controlling interests of ZGP Founder Members	28,694	—
Equity attributable to non-controlling interests of Consolidated Funds	10,375	10,340
Total Stockholders’ Equity	95,931	28,716
Total Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity	$1,471,914	$1,319,539

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Revenues
Management fee income	$2,667	$5,334
Incentive income	11	945
Other revenues	31	141
Income of Consolidated Funds	23,791	40,715
Total Revenues	26,500	47,135
Expenses
Employee compensation and benefits	6,570	9,984
General, administrative and other	4,337	3,035
Depreciation and amortization	62	93
Expenses of Consolidated Funds	11,792	87,145
Total Expenses	22,761	100,257
Other income (loss)
Net gain (loss) on investments	(12)	(30)
Other income (expense)	14	161
Net gains of Consolidated Funds’ investments	3,445	69,651
Total Other Income	3,447	69,782
Income before income taxes	7,186	16,660
Income tax (benefit)/expense	(902)	318
Consolidated net income, net of tax	8,088	16,342
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	192	(244)
Total comprehensive income	$8,280	$16,098
Allocation of Consolidated Net Income (Loss), net of tax
Redeemable non-controlling interests	$12,562	$9,596 (1)
Non-controlling interests of Consolidated Funds	863	256
ZAIS Group Holdings, Inc. Stockholders’ Equity	(823)	—
Non-controlling interests of ZGP Founder Members	(4,514)	6,490
	$8,088	$16,342
Allocation of Total Comprehensive Income (Loss)
Redeemable non-controlling interests	$12,562	$9,534
Non-controlling interests of Consolidated Funds	863	256
ZAIS Group Holdings, Inc. Stockholders’ Equity	(695)	—
Non-controlling interests of ZGP Founder Members	(4,450)	6,308
	$8,280	$16,098

Consolidated Net Income (Loss), net of tax per share applicable to ZAIS Group Holdings, Inc. Stockholders’ Equity - Basic	$(0.38)	$1.24
Consolidated Net Income (Loss), net of tax per share applicable to ZAIS Group Holdings, Inc. Stockholders’ Equity - Diluted	$(0.38)	$1.24

Weighted average number of shares outstanding:
Basic	2,157,698	7,000,000
Diluted	9,184,633	7,000,000

(1)	$2,172 of redeemable non-controlling interest relates to employees of ZAIS Group who had an approximate 25.6% ownership of ZAIS Group during the three months ended March 31, 2014.

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity,
Non-controlling Interests and Redeemable Non-controlling Interests (Unaudited)
(Dollars in thousands)

	Class A Common Stock	Class B Common Stock	Additional paid-in-capital	Retained earnings / (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Stockholders’ Equity	Non-controlling interests of ZGP Founder Members	Non-controlling interests of Consolidated Funds	Total Stockholders’ Equity and non-controlling interest in Consolidated Funds	Redeemable non-controlling interests
December 31, 2014	$1	$-	$-	$18,189	$186	$18,376	$-	$10,340	$28,716	$452,925

Capital contributions	-	-	-	-	-	-	-	-	-	1,980
Capital distributions	-	-	-	-	-	-	-	(828)	(828)	-
Distribution-in-kind	-	-	-	(1,145)	-	(1,145)	-	-	(1,145)	-
Stock-based compensation charges	-	-	-	(46)	-	(46)	-	-	(46)	-
Net proceeds from Business Combination			73,516			73,516	-	-	73,516	-
Capital transfer	-	-	-	-	-	-	-	-	-	1,515
Distributions of non-controlling interest to ZGP Founder Members	-		(13,236)	(16,998)	(186)	(30,420)	30,420	-	-	-
Consolidated Net Income	-	-	-	(823)	-	(823)	(4,514)	863	(4,474)	12,562
Rebalancing of ownership between the Company and non-controlling interests of ZGP Founder Members			(2,724)			(2,724)	2,724	-	-	-
Foreign currency translation adjustment	-	-	-	-	128	128	-	-	128	-
Comprehensive loss attributable to non-controlling interest						-	64	-	64	-
March 31, 2015	$1	$-	$57,556	$(823)	$128	$56,862	$28,694	$10,375	$95,931	$468,982

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Cash Flows from Operating Activities
Consolidated net income (loss)	$8,088	$16,342
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	62	95
Net (gain) loss on investments	(7)	4
Stock based compensation	324	58
Operating cash flows due to changes in:
Income and fees receivable	1,295	(824)
Due from related parties	28	(310)
Prepaid expenses	(1,021)	394
Other assets	(601)	19
Compensation payable	(4,892)	2,196
Due to related parties	91	—
Other liabilities	325	680
Consolidated Funds related items:
Purchases of investments and investments in affiliated securities	(256,641)	(367,648)
Proceeds from sale of investments and investments in affiliated securities	155,079	354,507
Amortization of premium and discount	(818)	(8,903)
Net realized (gains) losses on investments	(1,205)	53,759
Net change in unrealized gain/loss on investments	(9,210)	(54,214)
Net change in unrealized gain/loss on notes payable	1,300	(101,762)
Change in cash and cash equivalents	25,350	(218,870)
Change in due from affiliates	—	3,670
Change in other assets	(5,156)	(11,522)
Change in due to broker	(1,764)	70,974
Change in reverse repurchase agreements	74,872	—
Change in other liabilities	5,194	31,924
Net Cash Provided by (Used in) Operating Activities	(9,307)	(229,431)
Cash Flows from Investing Activities
Continuing Operations
Purchases of fixed assets, net	(59)	—
Change in restricted cash	4,797	91,780
Net Cash Provided by (Used in) Investing Activities	4,738	91,780
Cash Flows from Financing Activities
Net proceeds from Business Combination	73,516	—

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows – (continued) (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Distributions/redemptions to non-controlling interests of consolidated funds, net of change in redemptions payable	(780)	(42,961)
Net payments on notes payable of consolidated CDOs	(3,285)	(90,524)
Proceeds from issuance of notes payable of consolidated CDOs	3,712	283,541
Proceeds from issuance of notes payable	1,250	—
Contributions from non-controlling interests of consolidated funds	1,980	5,250
Distributions to controlling interests	—	(3,800)
Net Cash Provided by (Used in) Financing Activities	76,393	151,506
Change in Cash and Cash Equivalents Denominated in Foreign Currency	192	(245)
Change in Cash and Cash Equivalents	72,016	13,610
Cash and cash equivalents, beginning of period	7,664	8,432
Cash and Cash Equivalents, end of period	$79,680	$22,042
Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$—	$—
Income tax (benefit) expense	$—	$318

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization

On October 5, 2012, HF2 Financial Management Inc. (“HF2”) was formed as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities. On September 16, 2014, HF2 entered into an Investment Agreement (the "Investment Agreement") with ZAIS Group Parent, LLC, a Delaware limited liability company (“ZGP”) and the members of ZGP (including Christian Zugel and certain related parties, the “ZGP Founder Members”), under which HF2 agreed to contribute cash to ZGP in exchange for newly issued Class A Units of ZGP (“Class A Units”) representing a majority financial interest in ZGP and to transfer all of its outstanding shares of Class B Common Stock, par value $0.000001(the “Class B Common Stock”) to the ZGP Founder Members (the “Business Combination”).

On March 9, 2015, the stockholders of HF2 approved the Business Combination and the transaction closed on March 17, 2015 (the “Closing”). In connection with the Closing, HF2 changed its name to ZAIS Group Holdings Inc. (“ZAIS”). References to the “Company” in these consolidated financial statements refer to ZAIS Group Holdings, Inc., together with its consolidated subsidiaries. Please refer to Note 2 - "Business Combination" below for additional information. Prior to the Closing, HF2 was a shell company with no operations. Upon the Closing, ZAIS became a holding company whose assets primarily consist of an approximate 66.5% interest in its majority-owned subsidiary, ZGP.

ZGP is the sole member, and owns all of the equity, of ZAIS Group, LLC (“ZAIS Group”), an investment management firm that commenced operations in July 1997 and is focused on specialized credit investments. ZGP became the sole member and 100 % equity owner of ZAIS Group on March 31, 2014 pursuant to a merger transaction which is described in detail in ZAIS’s Current Report on Form 8-K filed with the SEC on March 23, 2015. Prior to the Closing, Christian Zugel served as the managing member of ZGP. Upon the Closing, ZAIS became the managing member of ZGP.

ZAIS Group is an investment advisor registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisors Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group is an asset management firm focused on specialized credit with offices in New Jersey, London and Shanghai (subject to the termination of ZAIS Group’s business operations in Shanghai as described below). ZAIS Group provides investment advisory and asset management services to investment vehicles (the “ZAIS Managed Entities”), and provides data and analytical services to outside parties and affiliated funds. The ZAIS Managed Entities predominantly invest in residential mortgage loans and corporate bank loans, as well as a range of specialized credit assets such as collateral loan obligations (“CLOs”), collateral debt obligations (together with CLOs referred to as “CDOs”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”). ZAIS Group had approximately $4.1 billion of assets under management (“AUM”) as of March 31, 2015.

The Company’s primary sources of revenues, which are attributable to ZAIS’s membership interest in ZGP, are management fee income, which is based on the amount of ZAIS Managed Entities’ assets under management, and incentive income, which is based on the investment performance of the ZAIS Managed Entities. Accordingly, for any given period, the Company’s revenues will be driven by the combination of ZAIS Group’s assets under management and the investment performance of the ZAIS Managed Entities.

On March 20, 2015, ZAIS made a decision to terminate the business operations of its Shanghai subsidiary. ZAIS Group ceased conducting regular business activities in Shanghai and has begun the execution of a plan of liquidation for its Shanghai subsidiary which is expected to be completed by the end of the second quarter of 2015.

2. Business Combination

Basis of Presentation and Accounting Treatment of the Business Combination

Upon the Closing, ZAIS acquired approximately 66.5% of the Class A Units of ZGP. The remainder of the Class A Units of ZGP are held by the ZGP Founder Members. In addition, all of the outstanding shares of Class B Common Stock were transferred from the HF2 Class B Trust to the ZGP Founder Members on a pro rata basis, and were immediately deposited into a newly created irrevocable trust (the “ZGH Class B Voting Trust”), of which Mr. Zugel is the initial sole trustee. Mr. Zugel has voting and investment power over the shares of Class B Common Stock held in the ZGH Class B Voting Trust. Each share of Class B Common Stock is entitled to 10 votes and there are currently 20,000,000 shares of Class B Common Stock outstanding. Consequently, Mr. Zugel has effective voting control of the Company.

The Business Combination was structured as an “Up-C” transaction. Generally, in an Up-C transaction involving an operating business a publicly traded entity taxable as a corporation for U.S. federal income tax purposes acquires an interest in a partnership or limited liability company (taxable as a partnership for U.S. federal income tax purposes) that is conducting an operating business. The historic owners of the operating business continue to own an interest in the operating business through a continuing interest in the partnership or limited liability company and may have the ability to exchange their partnership or limited liability company interests for stock in the publicly traded entity under specified circumstances in accordance with the terms of an exchange agreement. Pursuant to the Business Combination, HF2, a publicly traded corporation taxable as a corporation for U.S. federal income tax purposes, became a holding company the assets of which consist primarily of its majority membership interest in ZGP, a partnership for U.S. federal income tax purposes.  ZGP, in turn, is the sole member of ZAIS Group, an operating business.

The accounting for the reorganization and recapitalization follows the rules for a reverse acquisition as enumerated in the Accounting Standards Codification, Section 805. In a reverse acquisition, the acquirer for accounting purposes is the target for legal purposes (in this case, ZGP) and the target for accounting purposes is the acquirer for legal purposes (in this case, HF2). The accounting acquirer in a reverse acquisition measures the consideration transferred using the hypothetical amount of equity interests it would have had to issue to keep the accounting target’s owners in the same ownership position they are in after the reverse acquisition. The accounting acquirer adjusts the amount of legal capital in the consolidated financial statements to reflect the legal capital of the accounting target and measures the non-controlling interest using the pre-combination carrying amounts of the accounting acquirer’s net assets and the non-controlling interests’ proportionate share in those pre-combination carrying amounts. No goodwill or other intangible was recorded as a result of the Business Combination.

For accounting purposes, ZGP is considered the acquirer and has accounted for the Business Combination as a reorganization and recapitalization. ZGP was determined to be the acquirer based on the following facts and circumstances:

•	ZGP retained effective control. There is no change in control since ZGP’s operations comprise the ongoing operations of the combined entity;

•	ZGP is the sole member of ZAIS Group and ZAIS Group’s senior management became the senior management of the combined entity. The officers of the newly combined company consist primarily of ZAIS Group executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel;

•	The ZGP Founder Members own a majority voting interest in the combined entity through the Class B Common Stock that is held in the ZGH Class B Voting Trust. Mr. Christian Zugel, a ZGP Founder Member and the founder, Chief Investment Officer and former managing member of ZGP, is the sole initial trustee. Mr. Zugel has voting and investment power over the shares of the Class B Common Stock held in the ZGH Class B Voting Trust and therefore is able to elect all of the combined entity’s board of directors.

Accordingly, the Business Combination does not constitute the acquisition of a business for purposes of ASC 805. As a result, the assets and liabilities of ZGP and ZAIS are carried at historical cost and ZAIS has not recorded any step-up in basis or any intangible assets or goodwill as a result of the Business Combination. All direct costs attributable to the Business Combination were recorded as reductions to additional paid-in-capital. Since the Business Combination is accounted for as a recapitalization of ZGP, the financial statements presented herein for periods prior to the Business Combination are those of ZGP.

In the consolidated financial statements, the recapitalization of the number of shares of common stock attributable to the Business Combination is reflected retroactive to December 31, 2014. Accordingly, the number of shares of common stock that was used to calculate ZAIS’s earnings per share for all periods prior to the Business Combination was 7,000,000.

The cash flows related to the Business Combination, as reported in the unaudited consolidated statements of cash flows within the financing section, are summarized as follows:

Cash in HF2’sTrust	$184,760,079
Payment of HF2 redemptions	(102,282,526)
Payment for HF2’s Expenses	(4,311,157)
Net Cash Received by ZGP from Business Combination	$78,166,396

In connection with the Business Combination, HF2 redeemed 9,741,193 shares of its common stock resulting in a total payment to redeeming stockholders of $102,282,526. The number of shares of common stock of ZAIS issued and outstanding and the number of Class A Units of ZGP issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

Number of Shares of Class A Common Stock
HF2 public shares outstanding prior to the Business Combination	23,592,150
Less: redemption of HF2 public shares	(9,741,193)
Total HF2 shares outstanding immediately prior to the effective date of the Business Combination	13,850,957
Common shares issued as consideration to transaction underwriter	150,000
Shares cancelled from HF2 founders’ allocation	(130,040)
Total common shares of ZAIS outstanding at closing, March 17, 2015	13,870,917

Number of Class A Units of ZGP
Number of Class A Units acquired by ZAIS	13,870,917
Number of Class A Units retained by ZGP Founder Members	7,000,000
Total ZGP Class A Units outstanding at closing, March 17, 2015	20,870,917

There were no additional shares of common stock of ZAIS or Class A Units of ZGP issued during the period from the Closing through March 31, 2015.

During the first five years following the Closing, ZGP will release up to an additional 2,800,000 Class A Units (the “Additional Founder Units”) to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the Closing and the day prior to such 20 trading-day period (the “Total Per Share Value”) meets or exceeds specified thresholds, ranging from $12.50 to $21.50.

ZGP may also issue up to 6,800,000 Class B Units (“Class B Units”) at any time during the five year period following the Closing, a portion of which have already been issued as described below. Of these Class B Units, 1,600,000 Class B-0 Units vest on the later of the date of grant and the second anniversary of the Closing. The remaining 5,200,000 Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”) vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the Closing ranging, from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

1,369,119 Class B-0 Units were issued to key employees of ZAIS Group following the Closing. No Class B-1, Class B-2, Class B-3 or Class B-4 Units have been issued as of March 31, 2015.

The ZGP Founder Members’ Class A Units and all of the vested Class B Units (but not any unvested Class B Units) may be exchanged for shares of Class A Common Stock of ZAIS on a one-for-one basis (subject to certain adjustments to the exchange ratio) or, at ZAIS’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement that ZAIS entered into with ZGP, the ZGP Founder Members and the other parties thereto. The Exchange Agreement contains certain restrictions on the ability of holders of Class A Units and Class B Units to exchange such units for Class A Common Stock of ZAIS. Subject to certain limited exceptions, including in connection with a change in control of the Company, there is a two-year lock-up period before any exchanges of Class A Units or vested Class B Units are permitted.

Subsequent to the Closing, ZGP paid Neil Ramsey, an affiliate of NAR Special Global, LLC and of dQuant Special Opportunities Fund, L.P. (together, the “Ramsey Investors”), each of which are significant stockholders of ZAIS, an incentive fee of $3.4 million pursuant to an agreement dated March 4, 2015 between ZGP and Mr. Ramsey. The incentive fee of $3.4 million was paid in consideration for Mr. Ramsey causing the Ramsey Investors to purchase from stockholders who tendered their shares of Class A Common Stock of ZAIS for redemption such number of shares of Class A Common Stock of ZAIS as was necessary to meet the closing condition that there be at least $65 million in HF2’s trust account after giving effect to redemptions and expense payments (other than certain notes to ZAIS’s financial advisers). The payment by ZGP to Mr. Ramsey of the incentive fee described above was treated as a direct cost attributable to the Business Combination. Additionally, as described further under “Related Party Transaction”, ZGP entered into a two -year Consulting Agreement with Mr. Ramsey through an entity that he controls.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("US GAAP") to reflect the financial position, results of operations and cash flows of the Company. These financial statements have been prepared on a going concern basis, which assumes the realization of assets and satisfaction of liabilities in the normal course of business.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014, which are included in ZAIS’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2015. In the opinion of management, all adjustments considered necessary have been made for a fair presentation of the results of these interim periods.

The Company currently operates as one business segment.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates utilized in preparing the consolidated financial statements are reasonable and prudent, actual results may ultimately differ from those estimates.

Principles of Consolidation

The unaudited consolidated financial statements included herein are the financial statements of ZAIS and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, including ZGP’s investment in ZAIS Group. The Company's fiscal year ends on December 31. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the Company's fiscal year ending December 31, 2015.

The consolidated financial statements include non-controlling interests of ZGP Founder Members which represents Class A Units of ZGP held by ZGP Founder Members.

The consolidated financial statements also include variable interest entities for which ZAIS Group is considered the primary beneficiary, and certain entities that are not considered variable interest entities in which ZAIS Group has a controlling financial interest. These entities include ZAIS Opportunity Master Fund, Ltd., ZAIS Opportunity Domestic Feeder Fund, LP, ZAIS Opportunity Fund, Ltd., ZAIS Atlas Fund, LP, ZAIS Value-Added Real Estate Fund I, LP and certain CDO vehicles (collectively, the “Consolidated Funds”). There were ten CDO vehicles consolidated in the Company’s financial statements for the quarter ended March 31, 2015 and year ended December 31, 2014. All intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the Consolidated Funds on a gross basis. Except for CDO vehicles, the majority of the economic interests in the Consolidated Funds, which are held by third-party investors, are reflected as non-controlling interests in the consolidated financial statements. For CDO vehicles, the majority of the economic interests in these vehicles, which are held by outside parties, are reported as notes payable of consolidated CDOs in the consolidated financial statements. The notes payable issued by the CDO vehicles are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CDO vehicles, ZAIS Group may earn investment management fees, including, in some cases, subordinated management fees and contingent incentive fees. Substantially all of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by the non-controlling interests, income allocated to the non-controlling interests has been reduced, and the income allocated to ZGP has been increased by the amounts eliminated, of which ZAIS is allocated its pro-rata share as a member of ZGP. ZAIS Group does not recognize any incentive income based on the investment performance of ZAIS Managed Entities until the incentive income is (i) contractually receivable, (ii) fixed or determinable (also referred to as “crystallized”) and (iii) all related contingencies have been removed and collection is reasonably assured, (see policy disclosed under Management Fee Income, Incentive Income, and Other Income). Similarly, for any Consolidated Funds, the corresponding potential incentive expense based on the investment performance of the Consolidated Funds has not yet been deducted from the investor capital balances until the above criteria have been met. Therefore, the corresponding potential incentive income based on the investment performance of the Consolidated Funds that has not yet been recognized by ZAIS Group is included in non-controlling interests in the consolidated financial statements.

The Consolidated Funds are deemed to be investment companies under U.S. GAAP, and therefore, the Company has retained the specialized investment company accounting of these consolidated entities in its consolidated financial statements.

Variable Interest Entities (“VIE”) Model

For entities in which the Company has a variable interest, the Company determines whether, if by design, (i) the entity has equity investors who lack, as a group, the characteristics of a controlling financial interest, (ii) the entity does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties, (iii) the entity is structured with non-substantive voting rights or (iv) the equity holders do not have the obligation to bear potential losses or the right to receive potential gains. If an entity has at least one of these characteristics, it is considered a VIE, and is consolidated by its primary beneficiary. For entities managed by ZAIS Group that qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”), the primary beneficiary of these entities that are determined to be VIEs is the party that absorbs a majority of the VIEs’ expected losses or receives a majority of the expected residual returns. For entities managed by ZAIS Group that do not qualify for the deferral under ASU 2010-10, the primary beneficiary of these entities is the party that (i) has the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. The Company reassesses its initial evaluation of an entity as a VIE upon occurrence of certain reconsideration events.

Voting Interest Entities (“VOE”) Model

For entities where ZAIS Group has a variable interest, but are determined not to be a VIE, the Company makes a consolidation determination based on the entity’s legal structure. For corporate structures, including companies domiciled in the Cayman Islands, the Company consolidates those entities in which ZAIS Group has a voting interest of greater than 50% and has control over the significant operating, financial and investing decisions of the entity. For limited partnerships and limited liability companies, the Company consolidates entities in which it is a general partner or managing member, and third-party investors have no substantive rights to participate in the ongoing governance and operating activities or substantive kick-out rights.

The determination of whether an entity is a VIE or a VOE is based on the facts and circumstances for each individual entity.

Non-Controlling Interests

The non-controlling interests within the consolidated statements of financial condition are comprised of: i) redeemable non-controlling interests reported outside of the permanent capital section when investors have the right to redeem their interests; ii) equity attributable to non-controlling interests of Consolidated Funds reported inside the permanent capital section when the investors do not have the right to redeem their interests and iii) equity attributable to non-controlling interests of ZGP Founder Members. The Company records redeemable non-controlling interests and non-controlling interests of the Consolidated Funds (excluding CDO vehicles) to reflect the economic interests in those funds held by investors other than interests attributable to ZAIS Group. Redeemable non-controlling interests represents investors in the Consolidated Funds who generally have the right to withdraw their capital after the end of a lock-up period as defined in the respective governing documents. Investors may withdraw their capital prior to the expiration of the lock-up period in certain limited circumstances that are beyond the control of ZAIS Group, such as instances in which retaining the equity interest could cause the investor to violate a law, regulation or rule.

Cash and Cash Equivalents

The Company considers highly liquid, short-term interest-bearing instruments of sufficient credit quality with original maturities of three months or less, and other instruments readily convertible into cash, to be cash equivalents. The Company’s deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions.

Cash equivalents consist of excess cash that is either swept daily into a money market fund, or into weekly or monthly term deposit accounts to earn short-term interest, or maintained as a short-term deposit. At March 31, 2015 and December 31, 2014, ZAIS Group had approximately $76,792,000 and $2,687,000, respectively, invested in money market funds and short-term deposits.

Investments in Affiliates

U.S. GAAP permits entities to choose to measure certain eligible financial assets, financial liabilities and firm commitments at Fair Value (the “Fair Value Option”), on an instrument-by-instrument basis. The election to use the Fair Value Option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. The Fair Value Option is irrevocable and requires changes in fair value to be recognized in earnings. For ZAIS Group’s direct investments in the ZAIS Managed Entities that are not consolidated, and would otherwise be accounted for under the equity method, the Fair Value Option has been elected. In estimating the fair value for financial instruments for which the Fair Value Option has been elected, the Company uses the valuation methodologies as discussed in Note 5.

Revenue Recognition

ZAIS Group has two principal sources of revenue: management fees and incentive fees. These revenues are derived from ZAIS Group’s advisory agreements with the ZAIS Managed Entities. Certain investments held by employees, executives and other related parties in the ZAIS Managed Entities are not subject to management fees or incentive fees/allocations and therefor do not generate revenue for ZAIS Group.

Management Fee Income, Incentive Income and Other Income

ZAIS Group earns management fees and incentive fees for investment advisory services provided to the ZAIS Managed Entities. Management fees are accrued as earned, and are calculated and paid monthly, quarterly or annually, depending on the applicable agreement. Revenue is accrued as earned for data, funding and analytical services provided to outside parties and affiliated funds.

In addition to the management fee income mentioned above, subordinated management fee income may be earned from the CDO vehicles. The subordinated management fee income is additional revenue earned for the same service, but has a lower priority in the CDO vehicle’s cash flows. The subordinated management fee income is contingent upon the economic performance of the respective CDO vehicle’s investments. If the CDO vehicles experience a certain level of investment defaults, these fees may not be paid. There is no recovery by the CDO vehicles of previously paid subordinated fees. Subordinated management fee income is recognized when collection is reasonably assured. When collection is not reasonably assured, the subordinated management fee income is recognized as payments are received.

Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable (also referred to as “crystallized”) and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the ZAIS Managed Entities. The criteria for revenue recognition is typically met only after all contributed capital and the preferred return, if any, on that capital have been distributed to the ZAIS Managed Entities’ investors for vehicles with private equity style fee arrangements, and is typically met only after any profits exceed a high-water mark for vehicles with hedge fund style fee arrangements.

In the event management fee income is received before the above criteria are met, deferred revenue is recorded and is included in other liabilities in the consolidated statements of financial condition.

Income and Fees Receivable

Income and fees receivable primarily includes management fees and incentive fees from ZAIS Managed Entities, excluding the Consolidated Funds, and does not include any allowance for doubtful accounts. The Company did not recognize any bad debt expense for the quarter ended March 31, 2015 and for the year ended December 31, 2014. The Company believes all income and fee receivable balances are fully collectible.

Employee Compensation and Benefits

Employee compensation and benefits is comprised of salaries, payroll taxes, employer contributions to welfare plans, discretionary and guaranteed cash bonuses and other contractual compensation programs payable to ZAIS Group employees. Employee compensation and benefits is generally recognized over the related service period. On an annual basis, employee compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses, guaranteed cash bonuses and other contractual compensation programs generally comprising a significant portion of total employee compensation and benefits.

Under the ZAIS Group, LLC Income Unit Plan (the “Income Unit Plan”), a portion of net operating income of ZAIS Group (after making certain adjustments) was due to certain employees of ZAIS Group. These amounts are accrued as employee compensation expense in the period incurred. This plan was terminated with an effective date of December 31, 2014.

Employee compensation and benefits relating to the issuance of cash-based and equity-based awards to certain employees is measured at fair value on the grant date. Equity-based compensation awards to employees that are settled in shares are classified as equity instruments. The fair value of an equity settled award is determined on the date of grant and is not subsequently remeasured. Cash settled awards are classified as liabilities and are remeasured to fair value at each balance sheet date as long as the award is outstanding. Changes in fair value are reflected as compensation expense. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for actual forfeiture rates. For the quarter ended March 31, 2015 ZGP granted 1,369,119 equity-based awards in the form of Class B-0 units. These units are subject to a 2 year cliff-vesting provision and, as such, are fully forfeitable if employment is terminated prior to March 17, 2017. For the year ended December 31, 2014, no equity-based awards were granted.

Employee compensation and benefits also includes compensation directly related to incentive income in the form of percentage interests (also referred to as “Points”) awarded to certain employees associated with the operation and management of certain ZAIS Managed Entities in the form of compensation agreements (“Points Agreements”). Under the Points Agreements, ZAIS Group has an obligation to pay certain employees and former employees a fixed percentage of the incentive income earned from the referenced entities. Amounts payable pursuant to these arrangements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs in the same period the related income is received, but no later than thirty days after receipt. An employee’s right to receive payments related to their Points Agreement is generally subject to at least a partial risk of forfeiture if such employee’s employment ends and there are no vesting provisions. There are currently outstanding Points Agreements relating to two ZAIS Managed Entities and ZAIS Group does not anticipate awarding additional Points Agreements.

Fixed Assets

Fixed assets consist of furniture and fixtures, office equipment, leasehold improvements and software, and are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are recognized on a straight-line method over the assets’ estimated useful lives, which for leasehold improvements are the lesser of the lease terms or the life of the asset, and three to thirty-nine years for other fixed assets. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The costs associated with maintenance and repairs are recorded as other operating expenses when incurred.

Goodwill

Goodwill of approximately $2,669,000 resulted from the acquisition by ZGP of membership interests in ZAIS Group from a strategic founding investor in December of 2012. The goodwill is carried at cost and is included in other assets in the consolidated statements of financial condition. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that a potential impairment may have occurred. The testing of goodwill for impairment is initially based on a qualitative assessment to determine if it is more likely than not that the fair value of the goodwill is less than the carrying value. If facts indicate that it is more likely than not that an impairment may exist, a two-step quantitative assessment is conducted to (a) calculate the fair value of the goodwill and compare it to the carrying value, and (b) if the carrying value exceeds its fair value, the difference is recognized as an expense in the period in which the impairment occurs.

No impairment was recorded for the periods presented.

Foreign Currency Translation Gains/Losses

Assets and liabilities of foreign subsidiaries that have non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted-average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Gains or losses resulting from foreign currency transactions are included in general, administrative and other in the consolidated statements of comprehensive income.

Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, we provide for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from our estimates under different assumptions or conditions. We recognize interest and penalties related to income tax matters in “Interest expense” and “Other expenses,” respectively, in our unaudited consolidated statement of operations.

A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income and the feasibility of tax planning strategies.

The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws and involves uncertainties in the application of tax regulations in the U.S. and other tax jurisdictions. Because our interpretation of complex tax law may impact the measurement of current and deferred income taxes, actual results may differ from these estimates under different assumptions regarding the application of tax law.

Policies of Consolidated Funds

Certain ZAIS Managed Entities, in which ZAIS Group has only a minority ownership interest or no ownership interest, are consolidated in the Company’s consolidated financial statements. The majority ownership interests in the Consolidated Funds are held by the investors in the Consolidated Funds, and these interests are included in non-controlling interests in the consolidated statements of financial condition. The management fees and incentive income from the Consolidated Funds are eliminated in consolidation, and the income allocated to ZAIS and ZGP Founder Members has been increased by the amounts eliminated.

The Consolidated Funds are considered investment companies for U.S. GAAP purposes. Pursuant to specialized accounting guidance for investment companies, and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the Consolidated Funds are reported at their fair values.

Restricted Cash

Restricted cash represents the Consolidated Funds’ cash held by counterparties as collateral against the Consolidated Funds’ derivatives or repurchase agreements. Cash held by counterparties as collateral is not available to the Consolidated Funds for general operating purposes, but may be applied against amounts due to derivative or securities repurchase agreement counterparties or returned to the Consolidated Funds when the collateral requirements are exceeded or at the maturity of the derivatives or securities repurchase agreements.

Due to Broker

Due to broker represents the Consolidated Funds’ payable to a broker for unsettled purchases as of March 31, 2015.

Investments at Fair Value

Investments and investments in affiliated securities are held at fair value. Please see Note 5 for information regarding the valuation of these assets.

Notes Payable of Consolidated CDOs

In August 2014, the FASB issued ASU 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU 2014-13”). The update allows a reporting entity that consolidates a collateralized financing entity (whose financial assets and liabilities are measured at fair value) to measure both the financial assets and the financial liabilities of that collateralized financing entity in its consolidated financial statements using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. Entities are permitted to apply the guidance using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the annual period of adoption. The amendments of ASU 2014-13 are effective for the Company for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted as of the beginning of an annual period. A reporting entity also may apply the amendments retrospectively to all relevant prior periods beginning with the annual period in which the amendment was initially adopted. The Company has elected to adopt the guidance retrospectively for the annual period beginning January 1, 2012.

The notes payable of Consolidated CDOs are measured using the fair value of the financial assets, as further described in Note 5.

The Company’s consolidated net income (loss) reflects the Company’s economic interests in the CDOs, including (1) changes in the fair value of the beneficial interests retained by the Company and (2) beneficial interests that represent compensation for services.

Securities Sold, Not Yet Purchased

The Consolidated Funds may enter into short sales whereby a security is sold that it does not own in anticipation of a decline in the value of that security. To enter a short sale, the Consolidated Funds may need to borrow the security for delivery to the buyer. On each day the short sale is open, the liability for the obligation to replace the borrowed security is marked to market, and an unrealized gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the security is recorded. The liability in respect to securities sold short traded on an exchange is stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market, and listed securities, for which no sale was reported on that date, are stated at the last quoted ask price. While the transaction is open, the Consolidated Funds will also incur an expense for any accrued interest payable to the lender of that security and for borrowing charges for certain positions. A gain or loss is realized and included within net gains of the Consolidated Funds’ investments in the consolidated statements of comprehensive income.

Redemptions Payable

The Consolidated Funds recognize investor redemptions as liabilities when the amount requested in the redemption notice becomes fixed and determinable. Net assets related to redemption notices received for which the dollar amount is not fixed will remain in the net assets of the Consolidated Funds until the amount is determined. As a result, redemptions paid after the end of a reporting period, but based upon capital balances as of the end of the respective reporting period that the redemption relates to are reflected as redemptions payable.

Income of Consolidated Funds

Investment transactions are recorded on a trade-date basis. Realized gains and losses on investment transactions are determined on the specific-identification basis.

Dividends received on equity tranches of structured products are recorded upon receipt and adjusted for any return of capital using the effective interest rate method over the lives of such securities. Interest income is recorded on the accrual basis. Any discounts and premiums on fixed income securities purchased are accreted or amortized into income or expense using the effective interest rate method over the lives of such securities. The effective interest rates are calculated using projected cash flows, including the impact of paydowns on each of the aforementioned securities. Any paydown gains and losses are presented as an adjustment to interest income.

Derivative Instruments

The Consolidated Funds may, from time to time, acquire assets or liabilities that protect against adverse movements in interest rates or credit performance (each a “Hedge Agreement”) with counterparties. The Consolidated Funds and the counterparty to each Hedge Agreement agree to make periodic payments on a specified notional amount. The payments can be made for a specified period of time, or may be triggered by a pre-determined credit event. The periodic payments may be based on a fixed or variable interest rate; the change in fair value of a specified security, basket of securities or index; or the return generated by a security. The consolidated CDO vehicles also have a portfolio of credit default swaps which are utilized to obtain synthetic exposure to credit risk. These swaps are used as trading instruments, and not for hedging purposes.

The Consolidated Funds recognize all derivatives as assets or liabilities in the consolidated statements of financial condition at fair value. Changes in fair value are recognized in the consolidated statements of comprehensive income.

In connection with their derivative activities, the Consolidated Funds have elected not to offset fair value amounts recognized for cash collateral against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At March 31, 2015 and December 31, 2014, the Consolidated Funds have cash collateral receivables of approximately $25,468,000 and $30,265,000, respectively with counterparties under the same master netting arrangement and is included in restricted cash in the consolidated statements of financial condition.

Income Taxes

The Consolidated Funds are generally not subject to U.S. federal and state income taxes and, consequently, no income tax provision has been made in the accompanying consolidated financial statements because individual investors are responsible for taxes on their proportionate share of the taxable income.

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation  Analysis (“ASU 2015-02”).  ASU 2015-02 rescinds the 2010 indefinite deferral of ASU 2010-10 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. ASU 2015-02 also amends the criteria for determining whether an entity is a VIE under FAS 167, which could affect whether an entity is within its scope. Accordingly, all legal entities are subject to reevaluation under the revised consolidation model. Specifically, ASU 2015-02: 1) Modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or VOEs 2) Eliminates the presumption that a general partner should consolidate a limited partnership 3) Affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships 4) Provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact, if any, that these updates will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014 09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2017. The Company is currently evaluating the impact, if any, that these updates will have on its consolidated financial statements.

4. Investments in Affiliates

The Company applied the Fair Value Option to its interests in the ZAIS Managed Entities that are not consolidated, and would have otherwise been subject to the equity method of accounting. At March 31, 2015 and December 31, 2014, the fair value of these investments was approximately $111,000 and $104,000, respectively. For the quarters ended March 31, 2015 and March 31, 2014, the Company recorded an unrealized gain and (loss) of approximately $2,000 and $3,000, respectively, associated with the investments still held at the end of each respective period. Such amounts are included in net loss on investments in the consolidated statements of comprehensive income.

At March 31, 2015 and December 31, 2014, no equity investment, individually or in the aggregate, held by the Company exceeded 10% of the total consolidated assets or income. As such, the Company did not present separate or summarized financial statements for any of its investees.

5. Fair Value of Investments

The “Fair Value Measurements and Disclosures” Topic of the FASB ASC defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under U.S. GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value under U.S. GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company was forced to sell assets in a short period to meet liquidity needs, the prices it receives could be substantially less than their recorded fair values.

The Company follows the fair value measurement and disclosure guidance under U.S. GAAP, which establishes a hierarchical disclosure framework. This framework prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment, the characteristics specific to the investment and the state of the marketplace including the existence and transparency of transactions between market participants. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices in an orderly market generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value. In all cases, an instrument’s level within the hierarchy is based upon the market pricing transparency of the instrument and does not necessarily correspond to the Company’s perceived risk or liquidity of the instrument.

The Company considers observable data to be market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, and provided by independent sources that are actively involved in the relevant market. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the determination of which category within the fair value hierarchy is appropriate for any given investment is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment.

Assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Fair value is determined based on quoted prices for identical assets or liabilities in an active market. Assets and liabilities included in Level 1 include listed securities. As required in the fair value measurement and disclosure guidance under U.S. GAAP, the Company does not adjust the quoted price for these investments. The hierarchy gives highest priority to Level 1.

Level 2 — Fair value is determined based on inputs other than quoted prices that are observable for the asset or liability either directly or indirectly as of the reporting date. Assets and liabilities which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives, including foreign exchange forward contracts whose values are based on the following:

•	Quoted prices for similar assets or liabilities in active markets.

•	Quoted prices for identical or similar assets or liabilities in nonactive markets.

•	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

•	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 — Fair value is determined based on inputs that are unobservable for the investment and includes situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation and the Company may use models or other valuation methodologies to arrive at fair value. Investments that are included in this category generally include distressed debt, less liquid corporate debt securities, non-investment grade residual interests in securitizations, collateralized debt obligations and certain derivative contracts. The hierarchy gives the lowest priority to Level 3.

The Company has established a valuation process that applies for all levels of investments in the valuation hierarchy to ensure that the valuation techniques are consistent and verifiable. The valuation process includes discussions between the valuation team, portfolio management team and the valuation committee (the “Valuation Committee”). The Valuation Committee consists of senior members of ZAIS Group and is co-chaired by the Chief Risk Officer and Chief Financial Officer of ZAIS Group. The Valuation Committee meets, not less frequently than semi-annually, to review the results of the valuation process and provides the ZAIS Group management committee with periodic reports. The Valuation Committee is responsible for oversight and review of the written valuation policies and procedures and ensuring that they are applied consistently.

The lack of an established, liquid secondary market for some of the Company’s holdings may have an adverse effect on the market value of those holdings and on the Company’s ability to dispose of them. Additionally, the public markets for the Company’s holdings may experience periods of volatility and periods of reduced liquidity and the Company’s holdings may be subject to certain other transfer restrictions that may further contribute to illiquidity. Such illiquidity may adversely affect the price and timing of liquidations of the Company’s holdings.

The following is a description of the valuation techniques used to measure fair value and the classification of these instruments pursuant to the fair value hierarchy:

Investments in affiliated funds and securities

The Company measures the fair value of its investments in affiliated funds and securities at the net asset value per share (or its equivalent) (“NAV”). If the investment can be redeemed at its NAV at the measurement date, the Company classifies the investment as Level 2. If the investment cannot be redeemed at its NAV as of the measurement date but the investment may be redeemable at a future date, the Company considers the length of time until the investment will become redeemable in determining whether to classify the investment as Level 2 or Level 3.

Investments

The Company determines the fair value of investments in CDOs, RMBS and CMBS, corporate bonds and asset-backed securities (“ABS”) generally using third party valuation services. ZAIS Group verifies that the quotes received from the valuation services are reflective of fair value as defined in U.S. GAAP, generally by comparing to trading activity for similar asset classes, pricing research provided by banks and brokers, the indicative broker quotes and results from ZAIS Group’s proprietary models.

If the values from the third party valuation services are insufficient or unavailable, fair value is determined using observable market data, indicative broker quotes or proprietary models that incorporate market based inputs but also include unobservable inputs. Some of the significant unobservable inputs used are constant prepayment rates, constant default rates, delinquency rates, security ratings, discount rates, credit spreads, and yields. The proprietary models convert future projected cash flows to a single discounted present value. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires significant judgment and considers factors specific to the investment.

The Company also employs valuation agents for marks on leveraged loans in connection with CDOs under management and independent valuation agents for certain commercial real estate investments.

Credit Default Swaps

A credit default swap contract is an agreement between a Consolidated Fund and a counterparty where one party to the contract either buys protection (short the underlying credit) or sells protection (long the underlying credit) on an index or subset of an index or a single tranche of an index or a single name entity. The buyer of protection pays a fixed coupon in exchange for receiving one or more payments by the other party upon the occurrence of certain credit triggering events related to the specified instrument. The seller of protection receives a fixed coupon as compensation for making one or more payments upon the occurrence of certain triggering events.

An index or a single name entity trading at a premium (price is above par) is one in which the current spread is tighter (lower) than the stated coupon, and so the buyer of protection will receive upfront the current premium to par and pays the stated coupon going forward. An index or a single name entity trading at a discount (price is below par) is one in which the current spread is wider (higher) than the stated coupon, and so the buyer of protection will pay upfront the current discount to par and pay the stated coupon going forward. On a tranche trade, the buyer may pay upfront points which represent the present value of expected future cash flows of the tranche and/or may pay a running coupon on the tranche. The credit default swap contracts are marked to market based upon the valuation policies previously discussed. Changes in the value of the credit default swap contracts are reported as net change in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income.

Interest Rate Swaps

An interest rate swap is an agreement between a Consolidated Fund and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some predetermined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. The Consolidated Funds utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Consolidated Funds' interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At March 31, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative. Changes in the value of the contract are reported in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income.

Options

The Consolidated Funds are authorized to purchase or write options. When the Consolidated Funds purchase an option, an amount equal to the premium paid is reflected as an asset. The amount of the asset is subsequently marked to market to reflect the current value of the option purchased and the change in fair value is reported as net change in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income. When the Consolidated Funds write an option, an amount equal to the premium received is reflected as a liability. The amount of the liability is subsequently marked to market to reflect the current value of the option written and the change in fair value is reported as net change in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income. When an option is exercised, the related premium paid (or received) is added to (or subtracted from) the gain or loss recognized on the transaction. When an option expires (or the Consolidated Funds enter into a closing transaction), the Consolidated Fund realizes a gain (loss) on the option to the extent of the premiums received or paid (or gain or loss to the extent the cost of the closing transaction exceeds the premium paid or received). Written and purchased options are non-income producing investments.

Swaptions

The Consolidated Funds may write swaption contracts (“Swaptions”) to manage exposure to fluctuations in interest rates and credit spreads and to enhance portfolio yield. Swaptions written by the Consolidated Funds represent an option that gives the purchaser the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If a written call Swaption is exercised, the writer will enter into a swap and is obligated to pay a fixed rate of interest and receive a floating rate of interest or receive protection payments on a credit index in exchange. If a written put Swaption is exercised, the writer will enter into a swap and is obligated to pay a floating rate of interest or make protection payments on a credit index and receive a fixed rate in exchange. Swaptions are marked to market based upon quotations from market makers, and the change in fair value is reported as net change in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income. When the Consolidated Funds write a Swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the Swaption. A gain or loss is recognized when Swaptions expire or are closed. Premiums received from writing Swaptions that expire are treated by the Consolidated Funds as realized gains from Swaptions written. The difference between the premium and the amount paid on effecting a closing purchase transaction is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss. The Consolidated Funds bear the market risk on Swaptions arising from any change in index values or interest rates. The Consolidated Funds utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 on the fair value hierarchy. The Consolidated funds’ interest rate swaption agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At March 31, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

Total Return Swap

A total return swap contract is an agreement between two counterparties to exchange the return on a security for a floating rate index plus a spread. The return on the security includes income such as coupons and the change in its value. The total return swap contracts are marked to market based upon quotations from market makers, and the change in fair value is reported as net change in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income.

Foreign Exchange Forward Contracts

The Consolidated Funds are authorized to enter into foreign exchange forward contracts as a hedge against specific transactions or portfolio positions. A foreign exchange forward contract is marked to reflect the current value of the contract, based upon quoted market prices, and the change in fair value is reported as net change in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income.

Cashflow Swap

A cashflow swap contract is an agreement between two counterparties, whereby the counterparty will fund a portion of the amounts payable on certain CDO notes payable or certain other derivative contracts if the cash flows from the underlying investments are insufficient to pay such amounts. The cashflow swap contracts are marked to market based upon quotations from market makers, and the change in fair value is reported as net change in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income.

Notes Payable of Consolidated CDOs

In accordance with ASU 2014-13, the Company can elect to measure both the financial assets and the financial liabilities of the CDOs in its consolidated financial statements using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The notes payable of Consolidated CDOs’ are measured using the fair value of the financial assets.

Upon adoption of ASU 2014-13, the notes are measured as (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services.

Investment in Affiliates

Under U.S. GAAP, the Company is permitted, as a practical expedient, to estimate the fair value of its investments in other investment companies using the NAV (or its equivalent) of the related investment company. Accordingly, the Company utilizes the practical expedient in valuing its investments in the unconsolidated ZAIS Managed Entities, which is an amount equal to the sum of the Company’s proportionate interest in the capital accounts of the affiliated funds at fair value. The fair value of the assets and liabilities of the ZAIS Managed Entities are determined by the Company in accordance with its valuation policies described above. The resulting net gains or losses on investments are included in net loss on investments in the consolidated statements of comprehensive income.

At March 31, 2015 and December 31, 2014, the Company held investments in one unconsolidated ZAIS Managed Entity. The valuation of the investment in this entity represents the amount the Company would receive at March 31, 2015 and December 31, 2014, respectively, if it were to liquidate its investments in the fund. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective fund’s operative agreements.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at March 31, 2015:

	March 31, 2015
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates
Funds	$—	$111	$—	$111
Investments, at fair value
Collateralized debt obligations	—	—	486,406	486,406
Commercial mortgage-backed securities	—	—	3,896	3,896
Corporate bonds	—	4,009	—	4,009
Residential mortgage-backed securities	—	—	66,628	66,628
Asset-backed securities and other	—	—	50,497	50,497
High yield corporate loans	—	—	620,551	620,551
Total investments, at fair value	—	4,009	1,227,978	1,231,987
Investments in affiliated securities, at fair value
Funds	—	32,654	—	32,654
Derivative assets, at fair value
Options	—	2,935	—	2,935
Credit default swaps	—	—	2,313	2,313
Total derivative assets, at fair value	—	2,935	2,313	5,248
Total assets, at fair value	$—	$39,709	$1,230,291	$1,270,000
Liabilities, at fair value
Notes payable of consolidated CDOs, at fair value
Notes payable of consolidated CDOs	$—	$—	$751,446	$751,446
Securities sold, not yet purchased
Corporate bonds	—	10,155	—	10,155
Derivative liabilities, at fair value
Credit default swaps	—	—	6,824	6,824
Forward currency contracts	—	13	—	13
Cashflow swaps	—	353	—	353
Total derivative liabilities, at fair value	—	366	6,824	7,190
Total liabilities, at fair value	$—	$10,521	$758,270	$768,791

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at December 31, 2014:

	December 31, 2014
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates
Funds	$—	$104	$—	$104
Investments, at fair value
Collateralized debt obligations	—	—	359,211	359,211
Commercial mortgage-backed securities	—	—	4,535	4,535
Corporate bonds	—	7,857	—	7,857
Residential mortgage-backed securities	—	—	78,275	78,275
Asset-backed securities and other	—	—	63,174	63,174
High yield corporate loans	—	—	613,685	613,685
Total investments, at fair value	—	7,857	1,118,880	1,126,737
Investments in affiliated securities, at fair value
Funds	—	31,457	—	31,457
Derivative assets, at fair value
Options	—	56	—	56
Forward currency contracts	—	3,794	—	3,794
Credit default swaps	—	—	2,798	2,798
Total derivative assets, at fair value	—	3,850	2,798	6,648
Total assets, at fair value	$—	$43,268	$1,121,678	$1,164,946
Liabilities, at fair value
Notes payable of consolidated CDOs, at fair value
Notes payable of consolidated CDOs	$—	$—	$749,719	$749,719
Securities sold, not yet purchased
Corporate bonds	—	19,308	—	19,308
Derivative liabilities, at fair value
Credit default swaps	—	—	5,399	5,399
Cashflow swaps	—	386	—	386
Total derivative liabilities, at fair value	—	386	5,399	5,785
Total liabilities, at fair value	$—	$19,694	$755,118	$774,812

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the quarter ended March 31, 2015:

	March 31, 2015
	( Dollars in thousands )
	Beginning Balance January 1, 2015	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains/Losses	Transfers to (from) Level 3	Ending Balance March 31, 2015	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held
Collateralized debt obligations	$359,211	$139,157	$(11,311)	$(651)	$—	$486,406	$(1,515)
Commercial mortgage-backed securities	4,535	—	(768)	129	—	3,896	58
Residential mortgage-backed securities	78,275	—	(13,546)	1,899	—	66,628	1,482
Asset-backed securities and other	63,174	11,285	(28,279)	4,317	—	50,497	1,631
High yield corporate loans	613,685	70,925	(67,718)	3,659	—	620,551	3,897
Credit default swaps	2,798	1,495	(2,508)	528		2,313	485
Total assets, at fair value	$1,121,678	$222,862	$(124,130)	$9,881	$—	$1,230,291	$6,038
Notes payable of consolidated CDOs	$749,719	$3,712	$(3,285)	$1,300	$—	$751,446	$1,514
Total return swaps	—	—	(9)	9	—	—	—
Credit default swaps	5,399	8,480	(5,603)	(1,452)	—	6,824	(1,285)
Total liabilities, at fair value	$755,118	$12,192	$(8,897)	$(143)	$—	$758,270	$229

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the year ended December 31, 2014:

	December 31, 2014
	( Dollars in thousands )
	Beginning Balance January 1, 2014	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains/Losses	Transfers to (from) Level 3	Ending Balance December 31, 2014	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held
Collateralized debt obligations	$707,718	$112,518	$(461,995)	$970	$—	$359,211	$(47,146)
Commercial mortgage-backed securities	6,738	2,862	(5,424)	359	—	4,535	(116)
Residential mortgage-backed securities	63,091	32,391	(21,545)	4,338	—	78,275	461
Asset-backed securities and other	95,281	63,295	(113,524)	18,122	—	63,174	1,847
High yield corporate loans	-	782,501	(160,810)	(8,006)	—	613,685	(7,285)
Collateralized loan obligations	26,460	14,500	(39,000)	(1,960)	—	—	—
Total return swaps	2,727	—	(110)	(2,617)	—	—	—
Credit default swaps	2,300	3,245	(3,912)	1,165	—	2,798	550
Total assets, at fair value	$904,315	$1,011,312	$(806,320)	$12,371	$—	$1,121,678	$(51,689)
Notes payable of consolidated CDOs	$730,348	$635,315	$(510,600)	$(105,344)	$—	$749,719	$(74,344)
Total return swaps	—	—	(196)	196	—	—	—
Credit default swaps	20,187	26,197	(22,391)	(18,594)	—	5,399	(2,359)
Total liabilities, at fair value	$750,535	$661,512	$(533,187)	$(123,742)	$—	$755,118	$(76,703)

The Company records transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period.

There were no transfers between Level 1, Level 2 and Level 3 during the quarter ended March 31, 2015 and the year ended December 31, 2014.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds at March 31, 2015 and December 31, 2014:

Investment Type	Fair Value at March 31, 2015	Valuation Techniques	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
Investments, at fair value
Collateralized debt obligations	$14,620	Discounted cash flow model	Discount margin (bps)		991	991	991
			Constant prepayment rate		30%	30%	N/A	(1)
			Constant default rate		0%	3%	N/A	(1)
			Loss severity		30%	70%	N/A	(1)
			Reinvestment price	99
			Reinvestment spread	4.00%
Collateralized debt obligations	471,786	Broker quoted	Not applicable.
Commercial mortgage-backed securities	3,896	Broker quoted	Not applicable.
Residential mortgage-backed securities	3,637	Discounted cash flow model	Discount margin (bps)		720	992	872
			Constant prepayment rate		1%	15%	9%
Residential mortgage-backed securities	62,991	Broker quoted	Not applicable.
Asset-backed securities and other	50,497	Broker quoted	Not applicable.
High yield corporate loans	620,551	Broker quoted	Not applicable.
Derivative assets, at fair value
Credit default swaps	2,313	Broker quoted	Not applicable.
Total assets, at fair value	$1,230,291
Notes payable of consolidated CDOs, at fair value
Notes payable of consolidated CDOs	$751,446	ASU 2014-13 (2)	Not applicable.
Derivative liabilities, at fair value
Credit default swaps	6,824	Broker quoted	Not applicable.
Total liabilities, at fair value	$758,270

(1)	Weighted Average Constant Prepayment Rate, Weighted Average Constant Default Rate and Weighted Average Loss Severity are flat percentages applied to the respective assets to project future cash flows.

(2)	Valued per ASU 2014-13 as described in Note 3.

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
(Dollars in thousands)
Investments, at fair value
Collateralized debt obligations	$59,623	Discounted cash flow model	Discount margin (bps)		253	2,138	776
			Constant prepayment rate		10%	35%	N/A	(1)
			Constant default rate		0%	4%	N/A	(1)
			Loss severity		30%	70%	N/A	(1)
			Reinvestment price	100
			Reinvestment spread	3.75
Collateralized debt obligations	299,588	Broker quoted	Not applicable.
Commercial mortgage-backed securities	4,535	Broker quoted	Not applicable.
Residential mortgage-backed securities	17,085	Discounted cash flow model	Discount margin (bps)		308	1,975	666
			Constant prepayment rate		1%	28%	10%
			Constant default rate		0%	22%	3%
			Loss severity		0%	150%	78%
Residential mortgage-backed securities	61,190	Broker quoted	Not applicable.
Asset-backed securities and other	63,174	Broker quoted	Not applicable.
High yield corporate loans	613,685	Broker quoted	Not applicable.
Derivative assets, at fair value
Credit default swaps	2,798	Broker quoted	Not applicable.
Total assets, at fair value	$1,121,678
Notes payable of consolidated CDOs, at fair value
Notes payable of consolidated CDOs	$749,719	ASU 2014-13 (2)	Not applicable.
Derivative liabilities, at fair value
Credit default swaps	5,399	Broker quoted	Not applicable.
Total liabilities, at fair value	$755,118

(1)	Weighted Average Constant Prepayment Rate, Weighted Average Constant Default Rate and Weighted Average Loss Severity are flat percentages applied to the respective assets to project future cash flows.

(2)	Valued per ASU 2014-13 as described in Note 3.

6. Derivatives

In the normal course of business, the Consolidated Funds utilize derivative contracts in connection with their proprietary trading activities. Investments in derivative contracts are subject to additional risks that can result in a loss of all or part of an investment. The Consolidated Funds’ derivative activities and exposure to derivative contracts are classified by the following primary underlying risks: interest rate, credit and foreign currency exchange rate and equity price risks. In addition to its primary underlying risks, the Consolidated Funds are also subject to additional counterparty risks due to the inability of their counterparties to meet the terms of their contracts.

The Consolidated Funds may enter into various swap contracts, including currency swaps, interest rate swaps, total return swaps and credit default swaps, as part of their investment strategies, to hedge against unfavorable changes in the value of investments and to protect against adverse movements in interest rates or credit performance. Generally, a swap contract is an agreement that obligates two parties to exchange a series of cash flows at specified intervals based upon or calculated by reference to changes in specified prices or rates for a specified notional amount of the underlying assets. The payment flows are usually netted against each other, with the difference being paid by one party to the other.

During the term of the swap contract, changes in fair value are recognized as a net unrealized gain (loss) by marking the contracts at fair value. Additionally, the Consolidated Funds record a realized gain (loss) when a swap contract is terminated, and when periodic payments are received or made at the end of each measurement period.

The fair value of open swap contracts reported in the consolidated statements of financial condition may differ from what would be realized in the event the Consolidated Funds terminated their positions in the contracts. Risks may arise as a result of the failure of the counterparty to the swap contract to comply with the terms of the swap contract. The loss incurred by the failure of a counterparty is generally limited to the aggregate fair value of swap contracts in an unrealized gain position, as well as any collateral posted with the counterparty. The risk is mitigated by having a master netting arrangement between each Consolidated Fund and the applicable counterparty and by the posting of collateral by the counterparty to the applicable Consolidated Fund to cover the Consolidated Funds’ exposure to the counterparty. As discussed in Note 2 to the consolidated financial statements, the Consolidated Funds have elected not to offset fair value amounts. Therefore, the Consolidated Funds consider the creditworthiness of each counterparty to a swap contract in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in the fair value of the underlying investments.

The following tables quantify the volume of the Consolidated Funds’ derivative activity, recorded within assets and liabilities in the consolidated statements of financial condition, at March 31, 2015 and December 31, 2014, through a disclosure of notional amounts, in comparison with the fair value of those derivatives. All notional and fair value amounts are disclosed on a gross basis, prior to counterparty and cash collateral netting:

	March 31, 2015
	( Dollars and notional amounts in thousands )
	Derivative Assets			Derivative Liabilities
Primary Underlying Risk	Financial Statement Location	Notional	Fair Value	Financial Statement Location	Notional	Fair Value
Interest rate contracts	Derivative assets, at fair value	—	$—	Derivative liabilities, at fair value	201,612	$353
Credit contracts	Derivative assets, at fair value	74,410	2,313	Derivative liabilities, at fair value	260,032	6,824
Equity contracts	Derivative assets, at fair value	—	—	Derivative liabilities, at fair value	—	—
Foreign exchange contracts	Derivative assets, at fair value	200,000	2,935	Derivative liabilities, at fair value	1,000	13
Gross derivative instruments		274,410	$5,248		462,644	$7,190

	December 31, 2014
	( Dollars and notional amounts in thousands )
	Derivative Assets			Derivative Liabilities
Primary Underlying Risk	Financial Statement Location	Notional	Fair Value	Financial Statement Location	Notional	Fair Value
Interest rate contracts	Derivative assets, at fair value	—	$—	Derivative liabilities, at fair value	201,612	$386
Credit contracts	Derivative assets, at fair value	72,265	2,798	Derivative liabilities, at fair value	180,172	5,399
Equity contracts	Derivative assets, at fair value	—	—	Derivative liabilities, at fair value	—	—
Foreign exchange contracts	Derivative assets, at fair value	201,400	3,850	Derivative liabilities, at fair value	—	—
Gross derivative instruments		273,665	$6,648		381,784	$5,785

The following tables identify the net realized gains (losses) and change in unrealized gains/losses on derivative contracts included within net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income for the quarters ended March 31, 2015 and March 31, 2014:

	Quarter Ended March 31, 2015
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains/Losses	Total
Interest rate contracts	$—	$—	$—
Credit contracts	(499)	4,128	3,629
Equity contracts	—	—	—
Foreign exchange contracts	262	(929)	(667)
Total	$(237)	$3,199	$2,962

	Quarter Ended March 31, 2014
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains/Losses	Total
Interest rate contracts	$(750)	$(1,112)	$(1,862)
Credit contracts	(401)	456	55
Equity contracts	—	—	—
Foreign exchange contracts	(102)	99	(3)
Total	$(1,253)	$(557)	$(1,810)

At March 31, 2015 and December 31, 2014, the Consolidated Funds held financial instruments where it is considered to be a seller of credit derivatives under U.S. GAAP. The Consolidated Funds’ written credit derivatives include credit default swaps. The Company believes credit ratings on issuers of underlying reference obligations, together with the period of expiration, are the best indicators of payment/performance risk on written credit derivative contracts. A reference obligation is considered investment grade if its credit rating is BBB- or higher, as rated by Standard & Poor’s (S&P). The following tables set forth the information related to the Consolidated Funds’ written credit derivatives held at March 31, 2015 and December 31, 2014:

	March 31, 2015
	( Dollars and notional amounts in thousands )
		Notional Amount				Fair Value Asset (Liability)
CDS Type	Credit Rating	Less than 1 year	1 – 5 years	Over 5 years	Total
Investment Grade Index Tranche	Not rated	—	6,000	—	6,000	$888
Bespoke-Mezzanine	Not rated	42,000	47,000	—	89,000	(204)
High Yield Index Tranche	Not rated	—	15,000	—	15,000	(472)
CDO Tranche on Corporate Debt	Investment Grade	—	14,500	33,000	47,500	(778)
CDO Tranche on Corporate Debt	Non-Investment Grade	—	9,000	5,172	14,172	(171)
CDO Tranche on Corporate Debt	Not rated	—	—	—	—	—
Total		$42,000	$91,500	$38,172	$171,672	$(737)

	December 31, 2014
	( Dollars and notional amounts in thousands )
		Notional Amount				Fair Value Asset (Liability)
CDS Type	Credit Rating	Less than 1 year	1 – 5 years	Over 5 years	Total
Investment Grade Index Tranche	Not rated	—	11,000	—	11,000	$925
Bespoke-Mezzanine	Not rated	22,000	92,000	—	114,000	(471)
High Yield Index Tranche	Not rated	—	15,000	—	15,000	(889)
High Yield Single Name	Not rated	—	4,000	—	4,000	357
CDO Tranche on Corporate Debt	Investment Grade	—	19,500	33,000	52,500	(1,407)
CDO Tranche on Corporate Debt	Non-Investment Grade	—	9,000	5,172	14,172	5,172
CDO Tranche on Corporate Debt	Not rated	—	8,000	—	8,000	343
Total		22,000	158,500	38,172	218,672	$4,030

The following tables list the average yearly notional amounts and number of contracts held at March 31, 2015 and December 31, 2014, categorized by primary underlying risk:

	March 31, 2015
	( Notional amounts in thousands )
	Long Exposure		Short Exposure
Primary Underlying Risk	Average Yearly Notional Amounts	Number of Contracts at March 31, 2015	Average Yearly Notional Amounts	Number of Contracts at March 31, 2015
Interest rate contracts	—	—	100,907	1
Credit contracts	54,724	38	19,729	10
Equity contracts	—	—	—	—
Foreign exchange contracts	100,100	1	700,500	1
Total	154,824	39	821,136	12

	December 31, 2014
	( Notional amounts in thousands )
	Long Exposure		Short Exposure
Primary Underlying Risk	Average Yearly Notional Amounts	Number of Contracts at December 31, 2014	Average Yearly Notional Amounts	Number of Contracts at December 31, 2014
Interest rate contracts	327,500	—	150,708	1
Credit contracts	69,670	34	19,168	8
Equity contracts	—	—	—	—
Foreign exchange contracts	100,000	1	1,275	1
Total	497,170	35	171,151	10

Offsetting of Derivatives

The Consolidated Funds are required to disclose the impact of offsetting assets and liabilities included in the consolidated statements of financial condition to enable users of the consolidated financial statements to evaluate the effect or potential effect of netting arrangements on their financial position for recognized assets and liabilities. These recognized assets and liabilities are financial instruments and derivative instruments that are either subject to an enforceable master netting arrangement or similar agreement, or meet the following right of setoff criteria: the amounts owed by the Consolidated Funds to another party are determinable, the Consolidated Funds have the right to set off the amounts owed with the amounts owed by the other party, the Consolidated Funds intend to set off and the Consolidated Funds’ right of setoff is enforceable by law.

At March 31, 2015 and December 31, 2014, the Consolidated Funds hold certain derivative instruments that are eligible for offset in the consolidated statements of financial condition, and are subject to master netting arrangements. A master netting arrangement allows each applicable Consolidated Fund and the related counterparty to net derivative assets of each Consolidated Fund or collateral held on behalf of each Consolidated Fund against derivative liabilities or payment obligations of each Consolidated Fund to the counterparty. These arrangements also allow each Consolidated Fund and the applicable counterparty to net any derivative liabilities of each Consolidated Fund or collateral sent to each Consolidated Funds against derivatives assets or counterparty payment obligations to each Consolidated Fund.

Balances are presented on a gross basis in the consolidated statements of financial condition prior to the application of the impact of fair value and collateral netting. The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements), and can potentially be offset in the consolidated statements of financial condition at March 31, 2015 and December 31, 2014:

Offsetting Derivative Assets

	March 31, 2015
	( Dollars in thousands )
		Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Consolidated Statements of Financial Condition	Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Investments in derivatives, at fair value	$5,248	$—	$5,248	$(2,117)	$—	$3,131
Total	$5,248	$—	$5,248	$(2,117)	$—	$3,131

Offsetting Derivative Liabilities

	March 31, 2015
	( Dollars in thousands )
		Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Consolidated Statements of Financial Condition	Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Investments in derivatives, at fair value	$7,190	$—	$7,190	$(2,117)	$(3,770)	$1,303
Total	$7,190	$—	$7,190	$(2,117)	$(3,770)	$1,303

Offsetting Derivative Assets

	December 31, 2014
	( Dollars in thousands )
		Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Consolidated Statements of Financial Condition	Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Investments in derivatives, at fair value	$6,648	$—	$6,648	$(2,119)	$—	$4,529
Total	$6,648	$—	$6,648	$(2,119)	$—	$4,529

Offsetting Derivative Liabilities

	December 31, 2014
	( Dollars in thousands )
		Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Consolidated Statements of Financial Condition	Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Investments in derivatives, at fair value	$5,785	$—	$5,785	$(2,119)	$(1,801)	$1,865
Total	$5,785	$—	$5,785	$(2,119)	$(1,801)	$1,865

7. Variable Interest Entities

In the ordinary course of business, ZAIS Group sponsors the formation of VIEs that can be broadly classified into the following categories: hedge funds, hybrid private equity funds and securitized structures (CDO vehicles). ZAIS Group generally serves as the investment advisor or collateral manager with certain investment-related decision-making authority for these entities. The Company has not recorded any liabilities with respect to VIEs that are not consolidated. Certain ZAIS Managed Entities, including the CDO vehicles, are VIEs.

Funds

Substantially all of the ZAIS Managed Entities qualify for the deferral granted under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). Accordingly, ZAIS Group’s determination of whether it is the primary beneficiary of a fund that is a VIE and qualifies for the deferral is based on whether it is the variable interest holder that absorbs the majority of the expected losses or receives a majority of the expected residual returns (or if ZAIS Group is the most closely related party of the related party/de-facto agency group that absorbs a majority of the fund’s expected losses or receives a majority of the entity’s expected residual returns). Fund investors are entitled to substantially all of the economics of these VIEs, with the exception of management fees and incentive income, if any, earned by ZAIS Group. Accordingly, the determination of whether ZAIS Group is the primary beneficiary of these funds is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

Securitized Structures

ZAIS Group acts as collateral manager for CDO vehicles that are VIEs. These are entities that issue collateralized notes which offer investors the opportunity for returns that vary commensurately with the risks they assume. The notes issued by the CDO vehicles are generally backed by asset portfolios consisting of loans, other debt or other derivatives. ZAIS Group receives collateral management fees (which in some cases are waived in lieu of owning the equity tranche) for acting as the collateral manager for these structures, and, subject to hurdle rates, may earn incentive income based on the performance of the vehicles.

The deferral granted under ASU 2010-10 does not apply to securitized structures. Accordingly, the determination of whether ZAIS Group is the primary beneficiary that would consolidate these entities is based on a determination of whether ZAIS Group has (i) the power to direct the activities of the entity that most significantly impact its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. ZAIS Group determined that it possesses the power to direct the activities of the CDO vehicles (with the exception of CLO vehicles that are still in the warehouse stage) that most significantly impact their economic performance through its role as the collateral manager. In addition, ZAIS Group determined that it has the right to receive benefits from the CDO vehicles that could potentially be significant, on a quantitative and qualitative basis. As a result, the Company consolidates certain securitized structures that ZAIS Group manages. CLO vehicles that are still in the warehouse phase are VIEs. ZAIS Group does not consider itself to be the primary beneficiary of these entities because it does not have the power to direct the activities that most significantly impact the economic performance of these structures. Therefore, the CLO vehicles that are still in the warehouse phase have not been consolidated by the Company.

The following table presents the assets and liabilities of entities that are VIEs, and consolidated by the Company on a gross basis prior to eliminations due to consolidation at March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
	CDOs	Funds	Total	CDOs	Funds	Total
	( Dollars in thousands )
Assets
Assets of Consolidated Funds
Cash and cash equivalents	$39,220	$29,379	$68,599	$34,399	$58,971	$93,370
Restricted cash	—	25,468	25,468	—	30,265	30,265
Investments, at fair value	791,972	429,730	1,221,702	789,410	327,605	1,117,015
Investments in affiliated securities, at fair value	—	38,718	38,718	—	34,762	34,762
Derivative assets, at fair value	304	4,943	5,247	509	6,139	6,648
Other assets	10,611	6,098	16,709	9,832	1,766	11,598
Total Assets	$842,107	$534,336	$1,376,443	$834,150	$459,508	$1,293,658
Liabilities
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	$790,165	$—	$790,165	$784,481	$—	$784,481
Derivative liabilities, at fair value	1,607	5,582	7,189	2,374	3,411	5,785
Securities sold, not yet purchased	—	10,155	10,155	—	19,308	19,308
Due to broker	19,283	—	19,283	21,047	4,600	25,647
Reverse repurchase agreements	—	74,872	74,872	—	—	—
Other liabilities	31,052	7,336	38,388	26,248	2,441	28,689
Total Liabilities	$842,107	$97,945	$940,052	$834,150	$29,760	$863,910

The assets presented in the table above belong to the investors in those entities, are available for use only by the entity to which they belong and are not available for use by the Company. The Consolidated Funds have no recourse to the general credit of ZAIS Group with respect to any liability. The Company also consolidates entities that are not VIEs, the assets and liabilities of which are not included in the table above.

ZAIS Group has a minimal direct ownership, if any, in the non-consolidated entities that are VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that has been earned and accrued, as well as any direct equity ownership in the VIEs. The net assets of these VIEs were approximately $77.1 million and $81.8 million at March 31, 2015 and December 31, 2014, respectively. ZAIS Group does not provide, nor is it required to provide, any type of financial support to these entities. At March 31, 2015 and December 31, 2014, ZAIS Group’s maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was approximately $106,000 and $104,000, respectively.

8. Management Fee Income and Incentive Income

ZAIS Group manages certain funds and accounts from which it may earn incentive income based on hedge fund-style and private equity-style fee arrangements. Funds and accounts with hedge fund-style fee arrangements are those that pay an incentive fee / allocation, that may be subject to a hurdle, to ZAIS Group on an annual basis. Funds and accounts with private equity-style fee arrangements are those that pay an incentive fee / allocation based on a priority of payments under which investor capital must be returned and a preferred return must be paid to the investor prior to any payments or incentive-based income to ZAIS group.

Management fees earned by ZAIS Group for funds and accounts with hedge fund-style fee arrangements generally range from 0.50% to 1.25%, annually, based on net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned by ZAIS Group for funds and accounts with private equity-style fee arrangements generally range from 0.25% to 0.50%, annually, based on either the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or on the amount of capital committed to these funds and accounts by its investors. Management fees earned for the CDO vehicles generally range from 0.15% to 0.50%, annually, and are generally based on the par value of the collateral and cash held in the CDO vehicles. Management fees earned by ZAIS Group from ZAIS Financial Corp. are 1.50%, annually, based on ZAIS Financial Corp.'s stockholders' equity, as defined in the amended and restated investment advisory agreement between a subsidiary of ZAIS and ZAIS Financial Corp.

For funds and accounts with hedge fund-style fee arrangements, incentive income earned generally ranges from 10% to 20% of the net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. The funds and accounts pay incentive fees/allocations on any net profits in excess of the high-water mark.

For funds and accounts with private equity-style fee arrangements, incentive income earned by ZAIS Group is generally 20% of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in each fund’s operative agreement.

For CDO vehicles, incentive income earned generally ranges from 10% to 20% of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in the respective CDO vehicles’ collateral management agreements.

The following tables represent the gross amounts of incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s consolidated statements of comprehensive income for the quarters ended March 31, 2015, and March 31, 2014:

	Quarter Ended March 31, 2015
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$1,620	$(947)	$673
Managed accounts	1,144	—	1,144
Private equity	415	(139)	276
ZAIS Financial Corp.	574	—	574
Total	$3,753	$(1,086)	$2,667
Incentive Income
Hedge funds	$12	$(12)	$—
Managed accounts	—	—	—
Private equity	896	(885)	11
ZAIS Financial Corp.	—	—	—
Total	$908	$(897)	$11

	Quarter Ended March 31, 2014
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$640	$(13)	$627
Managed accounts	1,259	—	1,259
Private equity	9,137	(6,250)	2,887
ZAIS Financial Corp.	561	—	561
Total	$11,597	$(6,263)	$5,334
Incentive Income
Hedge funds	$92	$(92)	$—
Managed accounts	—	—	—
Private equity	9,906	(8,961)	945
ZAIS Financial Corp.	—	—	—
Total	$9,998	$(9,053)	$945

At March 31, 2015, approximately $1,618,000 and $1,370,000 were accrued for management fee income and incentive income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition. At December 31, 2014, approximately $1,871,000 and $2,412,000 were accrued for management fee income and incentive fee income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition.

9. Debt Obligations

Notes Payable

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes bear interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 31, 2017. The notes were treated as a direct cost attributable to the Business Combination.

Notes Payable of Consolidated CDOs

The Company consolidates the CDO vehicles that ZAIS Group manages. As a result, the senior and subordinated notes issued by the CDO vehicles are included in the Company’s consolidated statements of financial condition. Notes payable of the consolidated CDOs are collateralized by the assets held by the CDO vehicles, and the assets of one CDO vehicle may not be used to satisfy the liabilities of another. This collateral generally consists of loans, other debt and other derivatives. The stated maturity dates for the notes issued by the CDO vehicles range from 2019 to 2057.

At March 31, 2015 and December 31, 2014, the fair value of the CDO vehicles’ assets are approximately $751,446,000 and $749,719,000, respectively. The components of the CDO vehicles’ assets and liabilities and the eliminations for the Consolidated Fund’s investments in CDO vehicles, are as follows:

	March 31, 2015	December 31, 2014
	( Dollars in thousands )
Cash and cash equivalents	$39,220	$34,399
Restricted cash	—	—
Investments, at fair value:
Collateralized debt obligations	134,094	138,637
Commercial mortgage-backed securities	1,445	1,606
Residential mortgage-backed securities	13,241	13,174
Asset-backed securities and other	22,641	22,308
High yield corporate loans	620,551	613,685
	791,972	789,410
Derivative assets (liabilities), net, at fair value	(1,303)	(1,864)
Other assets (liabilities), net	(39,724)	(37,464)
Notes payable of consolidated CDOs, at fair value	790,165	784,481
Elimination of Consolidated Fund’s investments in CDOs	(38,719)	(34,762)
Notes payable of consolidated CDOs, at fair value (net of eliminations)	$751,446	$749,719

As discussed in Note 3, the Company has elected to carry these notes at fair value in its consolidated statements of financial condition. Accordingly, the Company measured the fair value of notes payable (as a group including both the senior and subordinated notes) as (1) the sum of the fair value of the financial assets and the carrying value of any nonfinancial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The Company allocated the resulting amount to the different classes of notes based on the CDO vehicles’ waterfall on an as liquidated basis.

The tables below present information related to the CDO vehicles’ notes outstanding at March 31, 2015 and December 31, 2014. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	March 31, 2015
	( Dollars in thousands )
	Borrowings Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity in Years
Senior Secured Notes	$885,624	$751,293	1.86%	17.54
Subordinated Notes	58,802	153	N/A	21.51
Total	$944,426	$751,446

	December 31, 2014
	( Dollars in thousands )
	Borrowings Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity in Years
Senior Secured Notes	$892,112	$749,344	1.74%	17.80
Subordinated Notes	58,802	375	N/A	21.76
Total	$950,914	$749,719

10. Compensation

Employees are eligible to receive discretionary incentive cash compensation (the “Bonus Award”) on an annual basis. The amount of the Bonus Award is based on, among other factors, both individual performance and the financial results of ZAIS Group. For certain employees, as documented in an underlying agreement (the “Bonus Agreement”), the Bonus Award may be further subject to a retention-based payout schedule that generally provides for 30% of the Bonus Award to vest and be paid incrementally over a three-year period. The Company expenses all current cash incentive compensation award payments in the first year. All future payments are amortized equally over the required service period over the remaining term of the Bonus Award as defined in the Bonus Award Agreements. In the event an award is forfeited pursuant to the terms of the Bonus Agreement, the corresponding accruals will be reversed. For the quarters ended March 31, 2015 and March 31, 2014, the Company recorded compensation expense of approximately $1,779,000 and $2,881,000, respectively, related to Bonus Awards. At March 31, 2015, ZAIS Group expects to pay approximately $5,001,000 in bonuses that will vest over the next two years subject to Bonus Agreements.

ZAIS Group has entered into Points Agreements with certain of its employees whereby certain employees and former employees have been granted rights to participate in a portion of the incentive income received from certain funds. The Company recorded compensation expense of approximately $0 and $92,000, related to incentive fee compensation related to the Points Agreements, for the quarters ended March 31, 2015 and March 31, 2014, respectively.

In 2013, ZAIS Group established the Income Unit Plan. Under the Income Unit Plan, certain employees were entitled to receive a fixed percentage of ZAIS Group’s distributable income, as defined in the Income Unit Plan agreement. Payout of 85% of the estimated award was made in December of the applicable Performance Year, and the remaining balance was payable within 30 days of the issuance of ZAIS Group’s audit report for the prior year. An employee must have been actively employed by ZAIS Group on each scheduled payment date to have receive the relevant distribution. The Income Unit Plan was terminated effective December 31, 2014. ZAIS Group recorded compensation expense of approximately $2,070,000 related to the Income Unit Plan for the quarter ended March 31, 2014.

In conjunction with the close of the Business Combination on March 17, 2015, ZGP granted 1,369,119 Class B-0 units to certain employees. The Class B-0 units are subject to a two year cliff-vesting provision, whereby all units will be forfeited if employment terminates prior to the two year anniversary of the closing of the Business Combination. In accordance with ASC 718, "Compensation - Stock Compensation”, the Company is measuring the compensation expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This compensation expense will be amortized equally over the two year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date. For the quarter ended March 31, 2015, the Company recorded compensation expense of approximately $261,000.

11. Income Taxes

ZAIS is taxable as a corporation for U.S. tax purposes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal or state income tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the shareholders owning such non-controlling interest of its subsidiaries. As such, the non-controlling interest’s tax liability or benefit is not reflected in our unaudited condensed consolidated financial statements. As a result of the significant variations in the customary relationship between income tax expense and pre-tax accounting income, the Company is unable to estimate the annual effective tax rate for 2015. Consequently, the actual effective tax rate for the interim period is being utilized.

The Company’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes. The Company provides for U.S. income taxes on a current basis for those earnings. The Company’s foreign subsidiaries pay income taxes in the respective foreign jurisdictions, which are included in provision for income taxes.

The Company recorded income tax benefit of $902,000 for the three month period ended March 31, 2015 related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations, as well as foreign taxes payable to jurisdictions outside the U.S. related to Company’s foreign subsidiaries. The Company recorded income tax expense of $318,000 for the three month period ended March 31, 2014 which was only related to foreign taxes.

As of March 31, 2015, the Company had total deferred tax assets of $569,000 related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations. Deferred tax assets are included in other assets on the accompanying consolidated statements of financial condition.

The Company’s effective tax rate was (7.90%) for the three month period ended March 31, 2015. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) the effect of income and loss included in pre-tax operating income related to non-controlling interests that are not taxable to the Company, (ii) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, (iii) and other permanent differences. In the period prior to the Business Combination, the earnings of the Company related to the operations of ZGP, which is taxed as a partnership for U.S. tax purposes. The below table provides the reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate.

Effective Tax Rate

Pre-Tax Income	35.00%

State and Local Income Tax, Net of Fed Benefit	-1.13%
Other Permanent Differences	0.00%
Redeemable non-controlling interets	-61.18%
Non-controlling interests of Consolidated Funds	-4.20%
Non-controlling interests of ZGP Founder Members	23.61%

Total	-7.90%

As of March 31, 2015, and March 31, 2014 the Company did not have any unrecognized tax benefits.

12. Related Party Transactions

ZAIS Group offers a range of alternative and traditional investment strategies through private accounts and pooled investment vehicles. ZAIS Group earns substantially all of its management fees and incentive fees from the ZAIS Managed Entities, which are considered related parties as the Company manages the operations of, and makes investment decisions for, these funds. The Company considers ZAIS Group’s principals, executives, employees and all ZAIS Managed Entities to be affiliates and related parties.

ZAIS Group invests in some of its subsidiaries and some of the ZAIS Managed Entities. Investments in subsidiaries and certain ZAIS Managed Entities that are consolidated are eliminated. Investments in certain ZAIS Managed Entities not consolidated are further described in Note 3.

On September 30, 2014, ZGP made a distribution-in-kind to its members of its full partnership interest in ZAIS Value-Added Real Estate Fund I, LP, a Consolidated Fund. The value of the partnership interest at the time of the distribution was approximately $5,310,000 and is reflected as a distribution-in-kind from members’ equity and a corresponding increase to equity attributable to non-controlling interests of Consolidated Funds in the consolidated statements of changes in equity, non-controlling interests and redeemable non-controlling interests. ZAIS Group did not charge management fee income or earn incentive income on investments made in the ZAIS Managed Entities by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees are approximately $30,044,000 and $35,214,000 at March 31, 2015 and March 31, 2014, respectively.

Additionally, ZAIS Group did not charge management fee income or earn incentive income on ZAIS CLO I and ZAIS CLO II since investments were made in these entities by ZAIS Managed Entities with existing fee arrangements representing 100% of the equity tranche of ZAIS CLO I and ZAIS CLO II. The total amounts of asset under management that are not being charged fees are approximately $556,677,000 and $259,195,000 at March 31, 2015 and March 31, 2014, respectively.

From time to time, ZAIS Group may pay related research expenses directly to vendors, and subsequently invoices these costs to the respective ZAIS Managed Entities based upon certain criteria. At March 31, 2015 and December 31, 2014, approximately $538,000 and $400,000, respectively, was due to ZAIS Group from the ZAIS Managed Entities as a result of this arrangement. These amounts are included in due from related parties in the consolidated statements of financial condition.

In an effort to simplify the corporate structure of ZAIS Group’s operations, ZAIS Group International LLP transferred, as of August 12, 2014, its business assets, liabilities, operations and staff, as well as its FCA authorization, to a new company named ZAIS Group (UK) Limited. ZAIS Group (UK) Limited is a wholly-owned subsidiary of ZAIS Group, and carries out the same roles and functions from the same premises, and with the same personnel, as ZAIS Group International LLP had previously carried out.

ZGP has entered into a two-year Consulting Agreement with Mr. Ramsey through an entity controlled by Mr. Ramsey (the “Consulting Agreement”), under the terms of which, among other things, Mr. Ramsey will provide consulting services to ZGP, its senior management team and ZAIS, as requested by ZGP’s managing member, from time to time during the 24-month period beginning on, the closing of the Business Combination. Mr. Ramsey may not compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP will pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments. ZGP may terminate the Consulting Agreement for cause, as defined in the Consulting Agreement.

ZAIS Group is a party to a consulting agreement with Tracy Rohan, Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earned approximately $30,000 for her services with respect to the three months ended March 31, 2015 and March 31, 2014.

Related Party Transactions of Consolidated Funds

During the quarter ended March 31, 2015, ZAIS CLO 1, Limited (“ZAIS CLO 1”) and ZAIS CLO 2, Limited (“ZAIS CLO 2”) sold high yield corporate loans with aggregate principal amounts of $6,000,000 and $4,000,000 to ZAIS CLO 4, Limited (“ZAIS CLO 4”) which is in the warehouse phase for approximately $5,993,000 and $3,979,000. Also, during the quarter ended March 31, 2015, one of the unconsolidated ZAIS Managed Entities sold high yield corporate loans with an aggregate principal amount of $107,335,000 for approximately $96,313,000 to the ZAIS Opportunity Master Fund, Ltd. (the “Opportunity Fund”), a Consolidated Fund.

During the quarter ended March 31, 2015, ZAIS CLO I paid approximately $62,000 in professional fees to Maples and Calder, an entity affiliated with the administrator of ZAIS CLO I.

In February 2011, the Opportunity Fund committed approximately $12,000,000 to the acquisition of notes issued by Proprius Capital PLC (“Proprius”), an affiliated entity, in order to generate an unlevered contractual net return to the Opportunity Fund. Proprius used the proceeds of such notes to make short-term secured loans to relatively small U.K. agricultural businesses. ZAIS Group (UK) Limited (formerly ZAIS Group International LLP), a subsidiary of ZAIS Group, acts as the servicer to originate and service the loan assets, and charged an annual servicing fee of 50 basis points on the drawn amount as an “arm’s-length fee”.

The Opportunity Fund held a note that was issued by Proprius (the “Note”) which is presented at net realizable value of $0 at March 31, 2015 and at December 31, 2014. As of December 18, 2014, all loans issued by Proprius have been discharged and Proprius has made a final repayment of the Note.

The Note paid interest via a discount at 6% per annum, and matures within approximately 90 days. The interest on the Note was approximately $0 and $17,000 for the quarters ended March 31, 2015 and March 31, 2014, respectively, and is included in income from Consolidated Funds in the consolidated statements of comprehensive income.

For the quarters ended March 31, 2015 and March 31, 2014, Opportunity Fund entered into purchase and sale transactions with Deutsche Bank Securities, Inc., an entity affiliated with the Board of Directors for the Opportunity Fund. Total purchases at fair value of approximately $2,944,000 and $0, and total sales at fair value of approximately $563,000 and $0, with net gains (losses) of approximately $4,000 and $0 for the quarters ended March 31, 2015 and March 31, 2014, respectively, were made with this affiliated party.

In 2013, Opportunity Fund made an investment in ZAIS CLO 1, also managed by ZAIS Group, while it was in the warehouse phase. ZAIS CLO 1 closed on March 27, 2014 at which time it was consolidated into the Company’s financial statements.

In 2014 Opportunity Fund made an investment in ZAIS CLO 2 while it was in the warehouse phase. ZAIS CLO 2 closed on September 29, 2014 at which time it was consolidated into the Company’s financial statements.

ZAIS Atlas Fund, LP (“Atlas Fund”), a Consolidated Fund, is a feeder fund that commenced operations in October 2013 and invests solely in ZAIS Atlas Master Fund, LP, a ZAIS Managed Entity that is not consolidated. At March 31, 2015 and December 31, 2014, the fair value of this investment is approximately $32,654,000 and $31,457,000, respectively, and is included in investments in affiliated securities in the consolidated statements of financial condition. Atlas Fund recorded a gain of approximately $417,000 and a loss of approximately $(46,000) for the quarters ended March 31, 2015 and March 31, 2014, respectively and is included in net gains/losses of Consolidated Funds’ investments in the consolidated statements of comprehensive income.

13. Fixed Assets

Fixed assets consist of the following:

	March 31, 2015	December 31, 2014
	( Dollars in thousands )
Office equipment	$3,136	$3,073
Leasehold improvements	934	938
Furniture and fixtures	569	569
Software	402	402
	5,041	4,982
Less accumulated depreciation and amortization	(3,953)	(3,891)
Total	$1,088	$1,091

For the quarters ended March 31, 2015 and March 31, 2014, depreciation and amortization expense from continuing operations amounted to approximately $62,000 and $93,000, respectively. The change in accumulated depreciation and amortization also includes the change in foreign currency spot rates for each respective periods presented.

14. Commitments and Contingencies

Lease Obligations

ZAIS Group is obligated under operating lease agreements for office space expiring through October 2017. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. Aggregate future minimum annual rental payments for the periods subsequent to March 31, 2015 are approximately as follows:

Period	Amount
( Dollars in thousands )
Nine Months Ending December 31, 2015	$1,296
Year Ending December 31, 2016	1,397
Year Ending December 31, 2017	728
$3,421

For the quarters ended March 31, 2015 and March 31, 2014, rent expense, which is amortized on a straight-line basis, amounted to approximately $536,000 and $416,000, respectively, and is included in general, administrative and other in the consolidated statements of comprehensive income.

Litigation

From time to time, ZAIS Group may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the financial statements at March 31, 2015 or March 31, 2014.

Other Contingencies

In the normal course of business, ZAIS Group enters into contracts that provide a variety of indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to ZAIS Group under these arrangements could involve future claims that may be made against ZAIS Group. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liability in connection with such indemnifications.

15. Segment Reporting

The ZAIS Managed Entities segment is currently the Company’s only reportable segment, and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The ZAIS Managed Entities segment provides asset management services to ZAIS Group’s credit funds, CDO vehicles and other separately managed accounts.

16. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position at March 31, 2015 and December 31, 2014, and results of operations for the quarters ended March 31, 2015 and March 31, 2014:

	March 31, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$79,680	$—	$—	$79,680
Income and fees receivable	3,070	—	(82)	2,988
Investments in affiliates, at fair value	267	—	(156)	111
Due from related parties	946	—	(326)	620
Fixed assets, net	1,088	—	—	1,088
Prepaid expenses	2,564	—	—	2,564
Other assets	3,911	—	—	3,911
Assets of Consolidated Funds
Cash and cash equivalents	—	68,862	—	68,862
Restricted cash	—	25,468	—	25,468
Investments, at fair value	—	1,231,987	—	1,231,987
Investments in affiliated securities, at fair value	—	71,373	(38,719)	32,654
Derivative assets, at fair value	—	5,248	—	5,248
Due from affiliates	—	—	—	—
Other assets	—	16,733	—	16,733
Total Assets	$91,526	$1,419,671	$(39,283)	$1,471,914
Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Notes payable	$1,250	$—	$—	$1,250
Compensation payable	1,202	—	—	1,202
Due to related parties	123	—	—	123
Other liabilities	3,375	—	—	3,375
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	—	790,165	(38,719)	751,446
Securities sold, not yet purchased	—	7,190	—	7,190
Derivative liabilities, at fair value	—	10,155	—	10,155
Redemptions payable	—	48	—	48
Due to broker	—	19,283	—	19,283
Reverse repurchase agreements	—	74,872	—	74,872
Other liabilities	—	40,400	(2,343)	38,057
Total Liabilities	5,950	942,113	(41,062)	907,001
Commitments and Contingencies (Note 14)
Redeemable Non-controlling Interests	—	467,171	1,811	468,982
Stockholders’ Equity
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	57,569	—	(13)	57,556
Accumulated deficit	(823)	—	—	(823)
Accumulated other comprehensive income	128	—	—	128
Total ZAIS Group Holdings Stockholders’ Equity	56,875	—	(13)	56,862
Equity attributable to non-controlling interests of ZGP Founder Members	28,701	—	(7)	28,694
Equity attributable to non-controlling interests of Consolidated Funds	—	10,387	(12)	10,375
Total Stockholders’ Equity	85,576	10,387	(32)	95,931
Total Liabilities, Redeemable Non-controlling Interests and Stockholders’ Equity	$91,526	$1,419,671	$(39,283)	$1,471,914

	December 31, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$7,664	$—	$—	$7,664
Income and fees receivable	11,223	—	(6,940)	4,283
Investments in affiliates, at fair value	1,752	—	(1,648)	104
Due from related parties	968	—	(320)	648
Fixed assets, net	1,091	—	—	1,091
Prepaid expenses	1,543	—	—	1,543
Other assets	3,310	—	—	3,310
Assets of Consolidated Funds
Cash and cash equivalents	—	94,212	—	94,212
Restricted cash	—	30,265	—	30,265
Investments, at fair value	—	1,126,737	—	1,126,737
Investments in affiliated securities, at fair value	—	66,219	(34,762)	31,457
Derivative assets, at fair value	—	6,648	—	6,648
Other assets	—	11,599	(22)	11,577
Total Assets	$27,551	$1,335,680	$(43,692)	$1,319,539
Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Compensation payable	$6,094	$—	$—	$6,094
Due to related parties	32	—	—	32
Other liabilities	3,050	—	—	3,050
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	—	784,481	(34,762)	749,719
Securities sold, not yet purchased	—	19,308	—	19,308
Derivative liabilities, at fair value	—	5,785	—	5,785
Due to broker	—	21,047	—	21,047
Other liabilities	—	40,144	(7,281)	32,863
Total Liabilities	9,176	870,765	(42,043)	837,898
Commitments and Contingencies (Note 14)
Redeemable Non-controlling Interests	—	452,925	—	452,925
Stockholders’ Equity
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	—	—	—	—
Retained earnings	18,188	1,650	(1,649)	18,189
Accumulated other comprehensive income	186	—	—	186
Total ZAIS Group Holdings Stockholders’ Equity	18,375	1,650	(1,649)	18,376
Equity attributable to non-controlling interests of ZGP Founder Members	—	—	—	—
Equity attributable to non-controlling interests of Consolidated Funds	—	10,340	—	10,340
Total Stockholders’ Equity	18,375	11,990	(1,649)	28,716
Total Liabilities, Redeemable Non-controlling Interests and Equity	$27,551	$1,335,680	$(43,692)	$1,319,539

	Quarter Ended March 31, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$3,753	$—	$(1,086)	$2,667
Incentive income	908	—	(897)	11
Other revenues	31	—	—	31
Income of Consolidated Funds	—	25,009	(1,218)	23,791
Total Revenues	4,692	25,009	(3,201)	26,500
Expenses
Employee compensation and benefits	6,570	—	—	6,570
General, administrative and other	4,337	—	—	4,337
Depreciation and amortization	62	—	—	62
Expenses of Consolidated Funds	—	17,088	(5,296)	11,792
Total Expenses	10,969	17,088	(5,296)	22,761
Other Income (loss)
Net gain (loss) on investments	25	—	(37)	(12)
Other income (expense)	14	—	—	14
Net gains of Consolidated Funds’ investments	—	3,618	(173)	3,445
Total Other Income	39	3,618	(210)	3,447
Income before income taxes	(6,238)	11,539	1,885	7,186
Income tax (benefit) / expense	(902)	—	—	(902)
Consolidated net income (loss) , net of tax	(5,336)	11,539	1,885	8,088
Other Comprehensive Income, net of tax
Foreign currency translation adjustment	192	—	—	192
Total Comprehensive Income (Loss)	$(5,144)	$11,539	$1,885	$8,280

	Quarter Ended March 31, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$11,597	$—	$(6,263)	$5,334
Incentive income	9,998	—	(9,053)	945
Other revenues	162	—	(21)	141
Income of Consolidated Funds	—	42,109	(1,394)	40,715
Total Revenues	21,757	42,109	(16,731)	47,135
Expenses
Employee compensation and benefits	9,984	—	—	9,984
General, administrative and other	3,035	—	—	3,035
Depreciation and amortization	93	—	—	93
Expenses of Consolidated Funds	—	105,533	(18,388)	87,145
Total Expenses	13,112	105,533	(18,388)	100,257
Other Income (loss)
Net gain (loss) on investments	174	—	(204)	(30)
Other income (expense)	161	—	—	161
Net gains of Consolidated Funds’ investments	—	70,243	(592)	69,651
Total Other Income	335	70,243	(796)	69,782
Income before income taxes	8,980	6,819	861	16,660
Income tax (benefit) / expense	318	—	—	318
Consolidated net income (loss) , net of tax	8,662	6,819	861	16,342
Other Comprehensive Income (Loss) , net of tax
Foreign currency translation adjustment	(244)	—	—	(244)
Total Comprehensive Income (Loss)	$8,418	$6,819	$861	$16,098

17. Subsequent Events

From April 1, 2015 to May 11, 2015, ZAIS Group paid out incentive compensation to employees in the amount of approximately $15,000. Through May 11, 2015, ZAIS Group guaranteed the payment of approximately $440,000 in incentive compensation to be paid out with respect to fiscal year 2015, and an additional $65,000 with respect to fiscal year 2016.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, references to the “Company” refer to ZAIS Group Holdings, Inc., together with its consolidated subsidiaries.

This discussion contains forward-looking statements and involves numerous known and unknown risks and uncertainties, including, but not limited to, those described in “Risk Factors” of the Current Report on Form 8-K filed by ZAIS on March 23, 2015 (the “Closing 8-K”). Actual results and the timing of events may differ materially from those contained in any forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” included or incorporated by reference in the Closing 8-K describing key risks associated with ZAIS and its subsidiaries’ business, operations and industry. Amounts and percentages presented throughout this discussion and analysis of financial condition and results of operations may reflect rounding adjustments and as a result, totals may not appear to sum. The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report on Form 10-Q and in the Closing 8-K.

Overview

A summary of the Company’s results for the quarters ended March 31, 2015 and March 31, 2014 are as follows:

•	As of March 31, 2015 and March 31, 2014, ZAIS Group’s AUM was approximately $4.1 billion and $5.2 billion, respectively.

o	AUM primarily is comprised of (i) management fee paying assets as specified in each structured vehicle’s indenture; (ii) total assets for mark-to-market funds and separately managed accounts; and (iii) uncalled capital commitments, if any, for funds that are not in liquidation. AUM also includes assets in the warehouse phase for new structured credit vehicles and does not treat leverage and other operating liabilities as a reduction of AUM. Further to the change in calculation methodology effective January 1, 2014 that was discussed in the AUM-related sections of ZAIS Group Holdings, Inc.’s Form 8-K filed with the U.S. Securities and Exchange Commission on March 23, 2015, ZAIS Group, LLC has clarified the AUM calculation for structured vehicles. For holdings from January 1, 2015 forward, issued structured vehicles’ AUM reflects the management fee-paying amounts as specified in each vehicle’s indenture, and excludes interest payable to investors, which cannot be managed by ZAIS Group. AUM uses values for: Euro Epics and Galleria CDO V, Ltd. as of March 10, 2015, ZAIS Investment Grade Limited IX as of March 3, 2015, ZAIS CLO 1, Limited as of March 5, 2015, ZAIS CLO 2, Limited as of March 16, 2015 and ZAIS Financial Corp. as of December 31, 2014.

•	Management fee income, before elimination of fees generated from the Consolidated Funds (as described and defined below under “—Understanding the Company’s Results”), was $3.8 million for the quarter ended March 31, 2015, compared to $11.6 million for the quarter ended March 31, 2014. See Footnote 16 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

•	Incentive income, before elimination of income generated from the Consolidated Funds, was $0.9 million for the quarter ended March 31, 2015, compared to $10.0 million for the quarter ended March 31, 2014. See Footnote 16 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

•	Consolidated net income of the Company was $8.1 million for the quarter ended March 31, 2015, of which, $0.8 million loss was allocated to ZAIS’s stockholders with the remaining amount being allocated to all non-controlling interests, compared to consolidated net income of $16.3 million for the quarter ended March 31, 2014, of which, $6.3 million was allocated to ZGP with the remaining amount being allocated to all non-controlling interests.

•	Distributable Earnings (as described and defined under “- Understanding the Company’s Results – Distributable Earnings and Adjusted EBITDA”) for the Company was a negative $3.1 million, or $0.34 per diluted weighted average share outstanding for the quarter ended March 31, 2015, compared to a positive $10.4 million, or $1.48 per diluted weighted average share outstanding for the quarter ended March 31, 2014.

•	Adjusted EBITDA (as described and defined under “- Understanding the Company’s Results – Distributable Earnings and Adjusted EBITDA”) for the Company was a negative $5.8 million, or $0.63 per diluted weighted average share outstanding for the quarter ended March 31, 2015, compared to a positive $10.8 million, or $1.54 per diluted weighted average share outstanding for the quarter ended March 31, 2014.

See “Results of Operations” in this section for further discussions about the changes in the Company’s consolidated revenues, expenses and net income.

For reconciliations of ZAIS’s Distributable Earnings and Adjusted EBITDA to the most comparable GAAP measure, please see “—Distributable Earnings and Adjusted EBITDA Reconciliations” at the end of this section.

Understanding the Company’s Results

ZAIS conducts substantially all of its business through ZGP and its subsidiaries.

GAAP requires that the Company consolidate certain of the ZAIS Managed Entities in which it has a minority ownership interest or no ownership interest, in its consolidated financial statements (the “Consolidated Funds”). The majority ownership interests in the Consolidated Funds are held by the investors in the Consolidated Funds, and these interests are included in redeemable non-controlling interests and equity attributable to non-controlling interests of Consolidated Funds in the consolidated statements of financial condition.

When a ZAIS Managed Entity is consolidated, the assets, liabilities, revenues, expenses and cash flows of that entity are reflected on a gross basis, subject to eliminations in consolidation. The consolidation has no effect on the Company’s net income since its share of the earnings from these Consolidated Funds is included in equity. Conversely, the presentation of incentive income compensation expense and other expenses associated with generating such reclassified revenue is not affected by the consolidation process. ZGP became the sole owner of ZAIS Group on March 31, 2014. Therefore, for any reporting periods prior to March 31, 2014, any membership interests of ZAIS Group held by members other than ZGP are reflected as non-controlling interests.

Distributable Earnings and Adjusted EBITDA

The Company’s management reviews its results on a Distributable Earnings and Adjusted EBITDA basis. Distributable Earnings and Adjusted EBITDA are key performance measures used by management when making operating decisions, assessing financial performance and allocating capital resources. Distributable Earnings and Adjusted EBITDA are non-GAAP financial measures that exclude the adjustments described below that are required for presentation of the Company’s results on a GAAP basis:

•	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of management fees, incentive income and other revenues, as management reviews the total amount of management fees, incentive income and other revenues earned in relation to total AUM and fund performance. Management fees from the Consolidated Funds are accrued as earned and are calculated and paid monthly, quarterly or annually, depending on the individual agreements, consistent with the revenue recognition policy for the funds the Company does not consolidate. The Company also defers the recognition of incentive income from certain funds that the Company does not consolidate until it is (i) contractually receivable, (ii) fixed or determinable (“crystallized”), and (iii) all related contingencies have been removed and collection is reasonably assured, consistent with the revenue recognition policy for the Consolidated Funds.

•	Net unrealized gain (loss) on investments. Management does not consider this item to be reflective of operating performance.

•	Compensation expense related to the Income Unit Plan. The Income Unit Plan was initially implemented in 2013 and was designed to deliver equity-like participation in ZAIS Group’s pre-tax income to key employees. Payments under the Income Unit Plan are recognized as compensation under GAAP. The Income Unit Plan was terminated with an effective date of December 31, 2014.

•	Compensation expense related to Points awards recorded before related incentive income being recognized. Adjustments to reclassify certain of ZAIS Group’s legacy incentive compensation programs that were not designed for a GAAP reporting regime. These programs provided incentive compensation payments equal to a fixed percentage of incentive income received by ZAIS Group and were due and payable in the period ZAIS Group received the incentive income. Under GAAP, a portion of these incentive compensation payments are required to be recognized in accounting periods prior to the accounting periods in which the related incentive income was received and recognized. These adjustments reclassify certain of these incentive compensation expenses into the accounting period in which the associated incentive income was received and recognized. One of ZAIS Group’s existing incentive compensation programs with respect to one single separate account may cause a similar timing issue in the future. Otherwise, none of ZAIS Group’s current or ongoing incentive compensation programs are expected to cause similar timing issues for financial statements prepared in accordance with GAAP.

•	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of its operating performance.

•	Certain other non-cash and non-operating items.

•	Any applicable taxes, interest expense and depreciation and amortization expenses.

Our calculations of Distributable Earnings and Adjusted EBITDA may not be directly comparable to other similar non-GAAP financial measures reported by other asset managers. The Company believes that Distributable Earnings and Adjusted EBITDA are useful benchmarks for measuring its performance. Management also believes that investors should review the same supplemental financial measures that management uses to analyze the business. These measures supplement and should be considered in addition to and not in lieu of the results of operations prepared in accordance with GAAP. Refer to the "Supplemental Financial Information" included in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q for more information on the differences between the Company’s financial results reported pursuant to GAAP and its financial results reported as supplemental data. For reconciliations of Distributable Earnings and Adjusted EBITDA to the most comparable GAAP measure, please see “ZGH Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributable Earnings and Adjusted EBITDA Reconciliations.”

Core Business

Revenues

The Company’s operations have been financed primarily by cash flows generated by its core business. The Company’s principal sources of revenues are management fees and incentive fees for investment advisory services provided to the ZAIS Managed Entities. For any given period, the Company’s revenues are influenced by the amount of AUM, the investment performance and the timing of when incentive income is recognized for certain assets of the ZAIS Managed Entities, as discussed below. As noted above, AUM has been trending downward since 2007. This trend results from the wind-up and liquidation of a number of private equity-style and structured vehicles coinciding with challenges ZAIS Group and other asset managers face in raising new capital in the wake of the 2008 financial crisis and declining interest rates. These challenges stem from structured credit products being disfavored by investors in a low interest rate environment. In this environment, credit-focused managers saw inflows gravitate toward equity and macro managers during 2014 as interest rates remained relatively flat, a trend that will likely continue until interest rates rise to a level presenting more attractive yields.

The ability of investors to contribute capital to and redeem capital from ZAIS Managed Entities is one of the components that causes ZAIS Group’s AUM to fluctuate from quarter to quarter. Fluctuations in AUM also result from investment performance of the ZAIS Managed Entities. Accordingly, for any given quarter, the Company’s revenues will be driven by the combination of AUM and the investment performance of the ZAIS Managed Entities.

Management fees. Management fees earned for funds and accounts with hedge fund-style fee arrangements generally range from 0.50% to 1.25%, annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees / allocations. Management fees earned for funds and accounts with private equity-style fee arrangements generally range from 0.25% to 0.50%, annually, based on either the net asset value of these funds and accounts prior to the accrual of incentive fees / allocations or on the amount of capital committed to these funds and accounts by its investors. Management fees earned for the CDOs generally range from 0.15% to 0.50%, annually, and are generally based on the par value of the collateral and cash held in the CDO vehicles. The management fee earned from ZAIS Financial Corp. is 1.50%, annually, based on ZAIS Financial Corp.’s stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS Group and ZAIS Financial Corp.

In addition to the management fee income mentioned above, subordinated management fees may be earned from CDO vehicles for which ZAIS Group acts as collateral manager. The subordinated management fee is an additional payment for the same service, but has a lower priority in the CDO vehicles’ cash flows. The subordinated management fee is contingent upon the economic performance of the respective CDO assets. If the CDO vehicles experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CDO vehicles of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee when collection is reasonably assured. When collection is not reasonably assured, ZAIS Group recognizes the subordinated management fee as payment are received.

Incentive income. Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable, also referred to as crystallized and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the ZAIS Managed Entities. The criteria for revenue recognition are typically met only after all contributed capital and the preferred return, if any, on that capital have been distributed to the ZAIS Managed Entities’ investors vehicles with private equity-style fee arrangements, and is typically met only after any profits exceed a high-water mark for vehicles with hedge fund style fee arrangements.

For funds and accounts with hedge fund-style fee arrangements, incentive income earned generally ranges from 10% to 20% of the net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or “high-water mark,” meaning that the funds and accounts will not pay incentive fees / allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. The funds and accounts pay incentive fees / allocations on any net profits in excess of the high-water mark, subject to a hurdle rate of return, where applicable.

For funds and accounts with private equity-style fee arrangements, incentive income earned is generally 20% of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in each fund’s advisory agreement.

For CDOs, incentive income earned generally ranges from 10% to 20% of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in the respective CDO vehicles’ collateral management agreements.

The management fees and incentive income from the Consolidated Funds are eliminated in consolidation, and therefore are not reflected as revenue in its consolidated financial statements. ZAIS Group’s share of the earnings from the consolidated ZAIS Managed Entities is increased by the amount of the eliminated management fees and incentive income.

Other revenues. Fees for data, funding and analytical services provided to outside parties and affiliated funds are accrued as earned.

Expenses

Employee compensation and benefits. Employee compensation and benefits is comprised of salaries, payroll taxes, employer contributions to welfare plans and discretionary and guaranteed cash bonuses and other contractual compensation programs payable to employees. Employee compensation and benefits is generally recognized over the related service period. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses and guaranteed cash bonuses and other contractual compensation programs generally comprising a significant portion of total compensation and benefits.

The Company’s compensation plans include the following:

ZAIS Group, LLC Income Unit Plan

Under the Income Unit Plan, a portion of ZAIS Group’s net operating income (after making certain adjustments) is due to certain of ZAIS Group’s employees. These amounts are accrued as compensation expense in the period incurred. This plan was terminated with an effective date of December 31, 2014.

Cash and Equity Based Awards

Employee compensation and benefits relating to the issuance of cash-based and equity-based awards to certain employees is measured at fair value on the grant date. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for actual forfeiture rates. With respect to equity-based retention compensation, cash-settled awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group does not anticipate awarding additional Points Agreements to employees related to income from any ZAIS Managed Entities. Points were awarded to certain employees associated with the operation and management of certain ZAIS Managed Entities in the form of compensation agreements (“Points Agreements”). Under the Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from the referenced entities, including income from the Consolidated Funds that is eliminated in consolidation, to certain employees and former employees. Amounts payable pursuant to these arrangements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs in the same period the related income is received, but no later than thirty days after receipt. An employee’s right to receive payments related to their Points Agreement is generally subject to at least a partial risk of forfeiture if such employees’ employment with ZAIS Group ends.

General, administrative and other. General, administrative and other expenses are related to professional services, research services, occupancy and equipment, technology, travel and entertainment, insurance and other miscellaneous expenses.

Net gain (loss) on investments. Net gain (loss) on investments primarily consists of net gains and losses on the Company’s investments in the ZAIS Managed Entities.

Consolidated Funds

Income of Consolidated Funds. Revenues consist primarily of interest income and dividend income which is recognized on an effective interest rate method.

Expenses of Consolidated Funds. Expenses consist of interest expense, fund operating expenses and other miscellaneous expenses.

Net gains of Consolidated Funds’ investments. Net gains consist of net realized and unrealized gains and losses on investments held by the Consolidated Funds.

Results of Operations

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014

Revenues

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Management fee income	$2,667	$5,334	$(2,667)	-50%
Incentive income	11	945	(934)	-99%
Other revenues	31	141	(110)	-78%
Income of Consolidated Funds	23,791	40,715	(16,924)	-42%
Total Revenues	$26,500	$47,135	$(20,635)	-44%

Total revenues decreased by $20.6 million primarily due to the following:

•	The $2.7 million decrease in management fees was primarily due to the year-over-year reduction in AUM, which was driven by the liquidation of several hybrid private equity style funds during the quarter ended March 31, 2015.

•	The $0.9 million decrease in incentive income is primarily driven by the recognition of incentive income from the several private equity style funds during the quarter ended March 31, 2014. These funds liquidated prior to December 31, 2014.

•	The $16.9 million decrease in income of Consolidated Funds was primarily allocated to non-controlling interests, as the Company only has a minimal ownership interest, if any, in each of these funds.

The following table details the changes to our AUM for quarters ended March 31, 2015 and March 31, 2014. The methodology for calculating AUM is described in the Overview section.

	Quarter Ended March 31, 2015
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.931	$1.433	$0.771	$4.135
Contributions (2)	0.008 (8)	—	0.001	0.009
Distributions (3)	(0.003)	(0.004)	—	(0.007)
Redemptions (4)	(0.005)	—	(0.151)	(0.156)
Profit & Loss (5)	—	0.012	0.017	0.029
Other (6)	(0.175)	0.121	0.206	0.152
End of Period AUM (7)	$1.756	$1.562	$0.844	$4.162

Average AUM (9)	$1.944	$1.498	$0.808	$4.149

	Quarter Ended March 31, 2014
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (10)	$2.820	$1.721	$0.628	$5.169
Contributions (2)	0.319	—	0.007	0.326
Distributions (3)	(0.237)	(0.030)	—	(0.267)
Redemptions (4)	(0.043)	—	(0.031)	(0.074)
Profit & Loss (5)	0.012	0.023	0.008	0.043
Other (6)	(0.109)	0.074	0.071	0.036
End of Period AUM (11)	$2.762	$1.788	$0.683	$5.233

Average AUM (9)	$2.791	$1.755	$0.656	$5.201

(1) AUM uses values for: Euro I, Ltd. and Co-Epics I, Ltd. as of December 22, 2014, Euro Epics and Galleria CDO V, Ltd. as of December 10, 2014, ZAIS Investment Grade Limited IX as of December 3, 2014, ZAIS CLO 1, Limited as of December 4, 2014, ZAIS CLO 2, Limited as of December 16, 2014 and ZAIS Financial Corp. as of September 30, 2014.

(2) Contributions related to funds, managed accounts and structured vehicles.

(3) Distributions related to funds, managed accounts and structured vehicles.

(4) Redemptions related to funds and managed accounts.

(5) Profit & Loss related to funds and managed accounts.

(6) Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts and (ii) leverage, aggregate principal balance and other items for structured vehicles.  Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.

(7) AUM uses values for: Euro Epics and Galleria CDO V, Ltd. as of March 10, 2015, ZAIS Investment Grade Limited IX as of March 3, 2015, ZAIS CLO 1, Limited as of March 5, 2015, ZAIS CLO 2, Limited as of March 16, 2015 and ZAIS Financial Corp. as of December 31, 2014.

(8) Balance includes $2 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities.  Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

(9) Average is based on the beginning and ending balance for the period presented.

(10) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. and ZAIS Financial Corp. are as of September 30, 2013, Epics and Co-Epics are as of December 13, 2013, Euro Epics is as of December 10, 2013, Galleria V is as of December 12, 2013, Zing VI is as of December 12, 2013, ZING II and ZING X are as of November 29, 2013 and ZING IX is as of December 3, 2013.

(11) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. is as of December 31, 2013, Epics and Co-Epics are as of March 13, 2014, Euro Epics and Galleria V are as of March 10, 2014, ZING X is as of February 27, 2014 and ZING IX is as of March 3, 3014.

Expenses

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Employee compensation and benefits	$6,570	$9,984	$(3,414)	-34%
General, administrative and other	4,337	3,035	1,302	43%
Depreciation and amortization	62	93	(31)	-33%
Expenses of Consolidated Funds	11,792	87,145	(75,353)	-86%
Total Expenses	$22,761	$100,257	$(77,496)	-77%

Total expenses decreased by $77.5 million primarily due to the following:

•	A $3.4 million decrease in compensation and benefits predominately due to the following: (i) a $1.9 million decrease in accrued expenses relating to the Income Unit Plan which was terminated on December 31, 2014; (ii) a $0.8 million decrease in accrued bonuses; and (iii) a $0.8 million decrease in base compensation and benefits.

•	A $1.3 million increase in general, administrative and other expenses, primarily due to the following: (i) a $1.4 million increase in professional fees due to a $0.9 million increase in legal fees ($0.5 of which relate to deal related costs), a $0.7 million increase in accounting fees, and a $0.2 million decrease in consulting fees; and (ii) a $0.1 million decrease in other expenses.

•	A $75.4 million decrease in expenses of Consolidated Funds was primarily allocated to non-controlling interests, as the Company only has a minimal ownership interest, if any, in some of these funds.

Other Income

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Net gain (loss) on investments	$(12)	$(30)	$18	60%
Other income (expense)	14	161	(147)	-91%
Net gain / (loss) on Consolidated Funds’ investments	3,445	69,651	(66,206)	-95%
Total Other Income	$3,447	$69,782	$(66,335)	-95%

Total other income decreased by $66.3 million primarily due to a $66.2 million decrease in net losses of Consolidated Funds. Substantially all of these net losses are allocated to non-controlling interests, as the Company only has a minimal ownership interest, if any, in each of these funds.

Income Taxes

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Income tax expense	$(902)	$318	$(1,220)	-384%

Income tax expense decreased by $1.2 million primarily due to an decrease in income taxes at ZAIS Group’s Shanghai subsidiary and the income tax benefit on income allocated to ZAIS stockholders. See Note 11 to the Company’s consolidated financial statements for information regarding the items affecting the Company’s effective income tax rate.

As of and for the quarters ended March 31, 2015 and March 31, 2014, ZGP was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$192	$(244)	$436	178%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period the Company uses to translate the assets and liabilities of its foreign subsidiaries.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests of Consolidated Funds and to redeemable non-controlling interests:

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Redeemable non-controlling interests	$12,562	$9,596	$2,966	31%

Non-controlling interests of Consolidated Funds	$863	$256	$607	237%

Non-controlling interests of ZGP Founder Members	$(4,514)	$6,490	$(11,004)	-170%

•	A $3.0 million increase in the net income allocated to redeemable non-controlling interests is driven primarily by the increase in income and net gains allocated to investors that have the right to redeem their interests.

•	A $0.6 million increase in the net income allocated to non-controlling interests of Consolidated Funds is driven primarily by the increase in income and net gains allocated to investors that do not have the right to redeem their interests.

•	A $11.0 million decrease in net income allocated to non-controlling interests of ZGP Founder Members is driven primarily by the decrease in management fees and incentive income due the liquidation of several hybrid private equity-style funds during 2014.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Quarter Ended March 31,		Change
	2015	2014	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(823)	$–	$(823)	-100%

The net loss attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity represents its respective allocation of the losses incurred by ZGP for the three months ending March 31, 2015. The losses for the period are primarily due to decreased in management fees and incentive income due the liquidation of several hybrid private equity-style funds during 2014 as described further above.

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended March 31, 2015, year-to-date (“YTD”) and inception-to-date (“ITD”) through March 31, 2015 for the following funds.

Fund Name (1)	Net Asset Value as of March 31, 2015	Net Return for the Month Ended March 31, 2015 (2)	Net YTD Return through March 31, 2015 (2)	Net ITD Return through March 31, 2015 (2)
ZAIS Opportunity Fund (3)	$434,516,589	0.73%	2.20%	414.69%
ZAIS INARI Fund	$368,168,233	0.32%	2.10%	27.90%

(1)	The performance data in the table above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees and expenses borne by the above referenced funds, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income; (2) realizations generated from investment activities; (3) funding capital commitments that ZAIS Group has made to its funds; and (4) making distributions to its members. At March 31, 2015 and March 31, 2014, the Company’s cash and cash equivalents were $79.7 million and $22.0 million, respectively, including investments in money market funds.

The Company’s material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) fund distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses, foreign taxes, and distributions to its sole member. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, ZAIS expects that ZAIS Group would suspend paying such distributions.

ZAIS’s historical consolidated financial statements reflect the cash flows of its operating business as well as the results of its Consolidated Funds. The assets of ZAIS Group’s Consolidated Funds, on a gross basis, are significantly greater than the assets of ZAIS’s operating businesses and therefore have a substantial effect on its reported cash flows. The primary cash flow activities of the Consolidated Funds include: (1) raising capital from third party investors, which is reflected as redeemable non-controlling interests and non-controlling interests of the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities; (3) collecting interest and dividend income; (4) generating cash through the realization of certain investments; and (5) distributing cash to investors. The Consolidated Funds are treated as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

Debt Obligations

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes bear interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 31, 2017. The notes were treated as a direct cost attributable to the Business Combination.

Cash Flows

The significant amounts from the Company’s consolidated financial statements, which include the effects of the Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Quarter Ended March 31,
	2015	2014
	(dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(9,307)	$(229,431)
Net cash provided by (used in) investing activities	4,738	91,780
Net cash provided by (used in) financing activities	76,393	151,506
Change in cash and cash equivalents denominated in foreign currency	192	(245)
Net change in cash and cash equivalents	$72,016	$13,610

Operating Activities

Net cash provided by (used in) operating activities is primarily driven by ZAIS Group’s earnings in the respective periods after adjusting for non-cash compensation and fee income, net realized (gain) loss on investments and net change in unrealized (appreciation) depreciation on investments that are included in net income. Cash used to purchase investments and the proceeds from the sale of such investments are also reflected in the Company’s operating activities as investing activities of the Consolidated Funds.

Net cash flow used in operating activities was $9.3 million for the quarter ended March 31, 2015. This amount primarily includes (1) purchases of investments (net of proceeds from sales) by the Consolidated Funds of $101.6 million; and (2) an decrease in cash and cash equivalents of the Consolidated Funds of $25.4 million.

Net cash flow provided by operating activities was $229.4 million for the quarter ended March 31, 2014. This amount primarily includes (1) purchases of investments (net of proceeds from sales) by the Consolidated Funds of $13.1 million; and (2) an increase in cash and cash equivalents of the Consolidated Funds of $218.9 million.

The net cash flow used in and provided by operating activities for the periods discussed above also represent the significant variances between net income and cash flows from operations and are reflected as operating activities pursuant to investment company accounting guidance. The movements within the Consolidated Funds do not adversely impact the Company’s liquidity or earnings trends. ZAIS believes that ZAIS Group’s ability to generate cash from operations provides it the necessary liquidity to manage short-term fluctuations in working capital as well as to meet its short-term commitments.

Investing Activities

The Company’s net cash provided by investing activities was $4.7 million for the quarter ended March 31, 2015 which was due to a decrease in restricted cash at the Consolidated Funds of $4.8 million offset by purchases of fixed assets of $59,000.

The Company’s net cash provided by investing activities was $91.8 million for the quarter ended March 31, 2014 which was due to a decrease in restricted cash at the Consolidated Funds of $91.8 million.

Financing Activities

The Company’s net cash provided by financing activities was $76.4 million for the quarter ended March 31, 2015 which was due to net proceeds from the Business Combination of $73.5 million, proceeds from the issuance of notes payable of Consolidated CDOs of $3.7 million, contribution from non-controlling interests of $2.0 million, proceeds from the issuance of notes payable in conjunction with the Business Combination of $1.3 million, net payments on notes payable of Consolidated CDOs of $3.3 million and distributions to non-controlling interests of $0.8 million

The Company’s net cash provided by financing activities was $151.5 million for the quarter ended March 31, 2014 which was due to proceeds from the issuance of notes payable of Consolidated CDOs of $283.5 million, contribution from non-controlling interests of $5.3 million, net payments on notes payable of Consolidated CDOs of $90.5 million, distributions to non-controlling interests of $43.0 million and distributions to ZGP’s members of $3.8 million

Future Sources and Uses of Liquidity

ZAIS Group’s initial sources of liquidity will be (1) cash on hand, (2) net working capital, (3) cash flows from operations, including incentive income, (4) realizations on its investments, (5) net proceeds from the Business Combination and (6) other potential financings. ZAIS believes that these sources of liquidity will be sufficient to fund its working capital requirements and to meet its commitments in the foreseeable future. ZAIS expects that ZAIS Group’s primary liquidity needs will be comprised of cash to (1) provide capital to facilitate the growth of ZAIS Group’s existing investment management business, including the expansion of ZAIS Group’s CLO management business, which will become more capital-intensive and potentially less profitable in light of current European Union and future United States risk retention rules; (2) fund ZAIS Group’s potential commitments to new funds that it may advise; (3) provide capital to facilitate its expansion into businesses that are complimentary to its existing investment management business; (4) pay operating expenses, including cash compensation to its employees; (5) fund capital expenditures; (6) pay income taxes; and (7) make distributions to its members.

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total
	(dollars in thousands)
Notes Payable (1)	$-	$1,250	$-	$-	$1,250
Estimated interest on notes payable (1)	4	6	-	-	10
Operating leases (2)	1,296	2,125	-	-	3,421
Total contractual obligations excluding consolidated CDOs	1,300	3,381	-	-	4,681
Notes payable of consolidated CDOs (3)	-	-	72,305	872,121	944,426
Estimated interest on notes payable of consolidated CDOs (4)	13,210	35,226	34,551	580,981	663,968
Total Contractual Obligations	$14,510	$38,607	$106,586	$1,453,102	$1,613,075

(1)	Represents the expected future principal and interest payments on our Notes Payable issued to underwriters in conjunction with the closing of the Business Combination. Interest is based on the applicable federate rate as published by the Internal Revenue Service (“AFR”) in effect as of March 31, 2015.
(2)	Presents the minimum rental payments required under operating leases for office space.
(3)	Represents the obligations of our consolidated CDOs, which have no recourse to the Company.
(4)	Represents the expected future interest payments on the notes payable of our consolidated CDOs, assuming no prepayments will be made and debt will be held until its final stated maturity date. For notes with variable interest rates, the amounts presented are based on the LIBOR rate in effect as of March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require the Company to make significant judgments, estimates or assumptions that affect amounts reported in its financial statements or the notes thereto. The Company bases its judgments, estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2 to the Company’s consolidated financial statements incorporated by reference herein for a description of the Company’s critical accounting policies.

Recent Accounting Pronouncements

See Note 3 to the Company’s consolidated financial statements incorporated by reference in this Current Report on Form 8-K for a description of recent accounting pronouncements and their impact on the Company.

Non-GAAP Financial Measures

The following table presents the reconciliation of the Company’s GAAP net income to its non-GAAP financial measure of net income (excluding Consolidated Funds of ZAIS Group) for the periods presented in the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations:

	Quarter Ended March 31,
	2015	2014
	(Dollars in thousands)
Consolidated net income, net of tax (GAAP Net Income)	$8,088	$16,342
Addback: Elimination of Management fee income	1,086	6,263
Addback: Elimination of Incentive income	897	9,053
Addback: Elimination of Other revenues	-	21
Addback: Elimination of net gain / (loss) on investments	37	204
Less: Income of Consolidated Funds	(23,791)	(40,715)
Addback: Expenses of Consolidated Funds	11,792	87,145
Net (gain) loss on Consolidated Funds’ investments	(3,445)	(69,651)
Net income (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(5,336)	$8,662

The following tables present the reconciliations of the Company’s GAAP pre-tax consolidated net income to its non-GAAP financial measures of Distributable Earnings and Adjusted EBITDA for the periods presented in the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations:

	Quarter Ended March 31,
	2015	2014
	(Dollars in thousands)
Distributable Earnings - Non GAAP
Pre-tax Consolidated Net Income (GAAP pre-tax net income)	$7,186	$16,660
Foreign currency translation adjustment	192	(244)
Addback: Elimination of Management fee income	1,086	6,263
Addback: Elimination of Incentive income	897	9,053
Addback: Elimination of Other revenues	-	21
Less: Income of Consolidated Funds	(23,791)	(40,715)
Addback: Expenses of Consolidated Funds	11,792	87,145
Net unrealized (gain) loss on investments	(2)	3
Net (gain) loss on Consolidated Funds’ investments	(3,445)	(69,651)
Addback: Compensation attributable to Income Unit Plan	-	2,070
Addback: Compensation attributable to equity compensation	261	-
Reclassification of incentive compensation	-	91
Income tax benefit	2,712 (1)	(318)
Distributable Earnings – Non-GAAP	$(3,112)	$10,378

Distributable Earnings per diluted weighted average share outstanding – Non-GAAP	$(0.34)	$1.48

Adjusted EBITDA - Non GAAP
Distributable Earnings – Non-GAAP	$(3,112)	$10,378
Addback: Depreciation and amortization	62	93
Addback: Income taxes	(2,712)	318
Adjusted EBITDA – Non-GAAP	$(5,762)	$10,789

Adjusted EBITDA per diluted weighted average share outstanding – Non-GAAP	$(0.63)	$1.54

(1)	Income tax benefit is calculated assuming that all of the Company’s pre-tax net income was subject to income taxes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to ZAIS Group’s role as general partner or investment manager for the ZAIS Managed Entities, and the sensitivities to movements in the fair value of their investments that may adversely affect our management fees and incentive income.

Fair value of the financial assets and liabilities of the ZAIS Managed Entities may fluctuate in response to changes in the value of investments, foreign currency exchange rates, commodity prices and interest rates. The fair value changes in the assets and liabilities of the ZAIS Managed Entities affect the management fees and incentive income ZAIS Group may earn from the funds.

With regards to the Consolidated Funds, the net effect of these fair value changes primarily impacts the net gains (losses) of Consolidated Funds in our consolidated statements of comprehensive income (loss); however, substantially all of these fair value changes are absorbed by the investors of these funds rather than ZAIS Group, which has little, if any, interest in the funds. ZAIS Group may also be entitled to a portion of these earnings through our incentive income allocation as general partner of these funds.

Market Risk

All of the asset types held within the funds, separately managed accounts and structured vehicles that ZAIS Group manages are exposed to many risks including market risk. Each month, the Risk Management Group at ZAIS Group conducts stress tests for the asset types held within certain of our funds and separately managed accounts using five scenarios — base, modest upside, strong upside, modest downside and severe downside risk scenarios. At March 31, 2015, the severe downside market stress scenario reveals that the three year annualized downside return would be 7.0%.

A 7.0% decline in the fair market value of the AUM for ZAIS Group’s funds and separately managed accounts at March 31, 2015 would impact ZAIS Group’s management fee income by approximately $0.4 million. A decline in the fair market value of the AUM for ZAIS Group’s structured vehicles at March 31, 2015 would not impact ZAIS Group’s management fee income because the management fee on these vehicles are based on notional par value, not market value except in the case where assets may be distressed or defaulted in which case the trustee would price these respective assets at the lower of the market value or their expected recovery rate provided by the rating agencies.

Exchange Rate Risk

Certain of ZAIS Group’s funds and separately managed accounts hold investments denominated in non-U.S. dollar currencies which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. However, our foreign currency exposure is hedged with forward foreign exchange contracts which substantially offset the risk of foreign currency movements against the U.S. dollar. We estimate that as of March 31, 2015, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which certain of ZAIS Group’s funds and separately managed accounts have exposure to exchange rates would impact the asset values of these entities in the aggregate plus or minus 0.207%.

Interest Rate Risk

Certain of ZAIS Group’s funds and separately managed accounts have financing arrangements and hold credit instruments that accrue interest at variable rates linked to LIBOR. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2015, we estimate that the net effect on our net asset value of certain funds and separately managed accounts would decline by approximately 1.6 basis points.

Credit Risk

Credit risk is the risk that counterparties or debt issuers may fail to fulfill their obligations or that the collateral value may become inadequate to cover our exposure. We manage credit risk by monitoring the credit exposure to and the creditworthiness of counterparties, requiring additional collateral where appropriate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2015 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II − OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Current Report on Form 8-K filed with the SEC on March 23, 2015. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Current Report on Form 8-K filed with the SEC on March 23, 2015 relating to the Business Combination, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

The Exhibit index that appears following the signature page is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS GROUP HOLDINGS, INC.

By:	/s/ Michael F. Szymanski
Michael F. Szymanski
Chief Executive Officer, President and Director
(Principal executive officer)

By:	/s/ Paul J. McDade III
Paul J. McDade III
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 11, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Non-Employee Director Compensation Policy
10.2	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors
10.3	First Amendment to the Second Amended and Restated Limited Liability Company Operating Agreement of ZAIS Group Parent, LLC, dated March 20, 2015, by and among ZAIS Group Parent, LLC, ZAIS Group Holdings, Inc., R. Bruce Cameron, in his capacity as the Required Independent Director thereunder, and Christian Zugel, in his capacity as the Founder Member Representative thereunder. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35848) filed with the SEC on March 23, 2015).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

