Form 10-Q
period 2015-06-30
ZAIS Group Holdings, Inc.
filed 2015-08-06
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 6, 2015, 13,870,917 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$75,198	$7,664
Income and fees receivable	2,509	4,283
Investments in affiliates, at fair value	—	104
Due from related parties	1,022	648
Fixed assets, net	1,015	1,091
Prepaid expenses	2,214	1,543
Deferred tax asset	2,603	—
Other assets	3,232	3,310
Assets of Consolidated Funds
Cash and cash equivalents	18,637	94,212
Restricted cash	2,201	30,265
Investments, at fair value	35,799	1,126,737
Investments in affiliated securities, at fair value	28,072	31,457
Derivative assets, at fair value	2,287	6,648
Other assets	3,544	11,577
Total Assets	$178,333	$1,319,539

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Notes payable	$1,252	$—
Compensation payable	1,578	6,094
Due to related parties	174	32
Other liabilities	3,146	3,050
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	—	749,719
Securities sold, not yet purchased	10,829	19,308
Derivative liabilities, at fair value	1,138	5,785
Due to broker	—	21,047
Other liabilities	5,871	32,863
Total Liabilities	23,988	837,898

Commitments and Contingencies (Note 14)

Redeemable Non-controlling Interests	61,626	452,925

Equity
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 13,870,917 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in capital	58,834	—
Retained earnings (Accumulated deficit)	(3,770)	18,189
Accumulated other comprehensive income (loss)	321	186
Total stockholders’ equity, ZAIS Group Holdings, Inc.	55,386	18,376
Non-controlling interests in ZAIS Group Parent, LLC	26,545	—
Non-controlling interests in Consolidated Funds	10,788	10,340
Total Equity	92,719	28,716
Total Liabilities, Redeemable Non-controlling Interests and Equity	$178,333	$1,319,539

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Revenues
Management fee income	$4,020	$5,069	$7,714	$10,403
Incentive income	1,213	35,845	2,121	36,790
Other revenues	106	228	137	369
Income of Consolidated Funds	1,365	17,018	3,209	57,733
Total Revenues	6,704	58,160	13,181	105,295
Expenses
Compensation and benefits	7,361	18,126	13,931	28,110
General, administrative and other	4,764	4,579	9,101	7,614
Depreciation and amortization	146	143	208	236
Expenses of Consolidated Funds	445	818	1,514	87,963
Total Expenses	12,716	23,666	24,754	123,923
Other income (loss)
Net gain (loss) on investments	—	9	—	(21)
Other income (expense)	9	(101)	7	60
Net gains (losses) of Consolidated Funds’ investments	774	(1,858)	1,984	67,793
Total Other Income (Loss)	783	(1,950)	1,991	67,832
Income (loss) before income taxes	(5,229)	32,544	(9,582)	49,204
Income tax (benefit) expense	(1,682)	(304)	(2,583)	14
Consolidated net income (loss), net of tax	(3,547)	32,848	(6,999)	49,190
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	291	43	483	(201)
Total Comprehensive Income (Loss)	$(3,256)	$32,891	$(6,516)	$48,989
Allocation of Consolidated Net Income (Loss), net of tax
Redeemable non-controlling interests	$1,217	$10,656	$2,240	$20,252
Non-controlling interests in Consolidated Funds	414	1,885	1,276	2,141
Stockholders’ equity, ZAIS Group Holdings, Inc.	(2,947)	—	(3,770)	—
Non-controlling interests in ZAIS Group Parent, LLC	(2,231)	20,307	(6,745)	26,797
	$(3,547)	$32,848	$(6,999)	$49,190
Allocation of Total Comprehensive Income (Loss)
Redeemable non-controlling interests	$1,217	$10,692	$2,240	$20,226
Non-controlling interests in Consolidated Funds	414	1,885	1,276	2,141
Stockholders’ equity, ZAIS Group Holdings, Inc.	(2,753)	—	(3,449)	—
Non-controlling interests in ZAIS Group Parent, LLC	(2,134)	20,314	(6,583)	26,622
	$(3,256)	$32,891	$(6,516)	$48,989

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.21)	$2.90	$(0.47)	$3.83
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.21)	$2.90	$(0.53)	$3.83

Weighted average shares of Class A common stock outstanding:
Basic	13,870,917	7,000,000 (1)	8,046,665	7,000,000	(1)
Diluted	20,870,917 (1)	7,000,000 (1)	15,046,665 (1)	7,000,000	(1)

(1)	Number of diluted shares outstanding takes into account non-controlling interests in ZAIS Group Parent, LLC that may be exchanged for Class A common stock under certain circumstances. Refer to Note 2 for the details around the number of units used to calculate earnings per share for periods prior to the Business Combination

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity,
Non-controlling Interests and Redeemable Non-controlling Interests (Unaudited)
(Dollars in thousands except share amounts)

	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity	Redeemable non-controlling interests
	Shares	Amount	Shares	Amount
December 31, 2014	-	$1	-	$-	$-	$18,189	$186	$-	$10,340	$28,716	$452,925

Cumulative effect of adoption of ASU 2015-02 (See Note 3)	-	-	-	-	-	-	-	-	-	-	(397,594)
Distribution-in-kind	-	-	-	-	-	(1,145)	-	-	-	(1,145)	-
Equity-based compensation	-	-	-	-	-	63	-	-	-	63	-
Capital transfer	-	-	-	-	-	(370)	-	-	-	(370)	1,515
Equity transferred from HF2 Financial Management, Inc.	-	-	-	-	19	-	-	-	-	19	-
Recapitalization as a result of Business Combination	13,870,917	-	20,000,000	-	73,516			-	-	73,516	-
Distributions to non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	(13,416)	(16,737)	(186)	30,339	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	-	-	2,540
Capital distributions	-	-	-	-	-	-	-	(374)	(828)	(1,202)	-
Stock-based compensation charges	-	-	-	-	1,136		-	742	-	1,878	-
Consolidated Net Income (loss)	-	-	-	-	-	(3,770)	-	(6,745)	1,276	(9,239)	2,240
Rebalancing of ownership between the Company and non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	(2,421)	-	-	2,421	-	-	-
Comprehensive income (loss)	-	-	-	-	-	-	321	162	-	483	-
June 30, 2015	13,870,917	$1	20,000,000	$-	$58,834	$(3,770)	$321	$26,545	$10,788	$92,719	$61,626

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014

Cash Flows from Operating Activities
Consolidated net income (loss)	$(6,999)	$49,190
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	208	236
Net (gain) loss on investments	—	21
Non-cash stock-based compensation	1,941	—
Operating cash flows due to changes in:
Income and fees receivable	8,714	981
Due from related parties	(79)	393
Prepaid expenses	(671)	(212)
Other assets	80	(67)
Deferred tax asset	(2,603)	—
Compensation payable	(4,516)	175
Due to related parties	142	—
Other liabilities	96	(1,451)
Consolidated Funds related items:
Purchases of investments and investments in affiliated securities	(167,883)	(477,597)
Proceeds from sale of investments and investments in affiliated securities	173,192	523,560
Amortization of premium and discount	(117)	(4,143)
Net realized (gains) losses on investments	(762)	47,366
Net change in unrealized (gain) loss on investments	(2,327)	(70,026)
Net change in unrealized (gain) loss on notes payable	—	(72,010)
Change in cash and cash equivalents	(8,974)	64,579
Change in due from affiliates	—	3,698
Change in other assets	(2,249)	6,042
Change in due to broker	—	20,630
Change in other liabilities	5,699	11,860
Net Cash Provided by (Used in) Operating Activities	(7,108)	103,225

Cash Flows from Investing Activities
Continuing Operations
Purchases of fixed assets, net	(131)	(86)
Proceeds from investments in affiliates	18	—
Change in restricted cash	(413)	(60,518)
Net Cash Provided by (Used in) Investing Activities	(526)	(60,604)

Cash Flows from Financing Activities
Net proceeds from Business Combination	73,516	—
Equity transferred from HF2 Financial Management, Inc.	19	—
Distributions/redemptions to non-controlling interests in Consolidated Funds, net of change in redemptions payable	(1,264)	(78,196)
Net payments on notes payable of consolidated CDOs	—	(247,178)
Proceeds from issuance of notes payable of consolidated CDOs	—	306,429
Proceeds from issuance of notes payable	1,250	—
Contributions from non-controlling interests in Consolidated Funds	1,540	5,863
Distributions to non-controlling interests of ZGP	(374)	(10,800)
Net Cash Provided by (Used in) Financing Activities	74,687	(23,882)

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	481	—
Net increase (decrease) in cash and cash equivalents	67,534	18,739
Cash and cash equivalents, beginning of period	7,664	8,432
Cash and cash equivalents, end of period	$75,198	$27,171

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$462	$80,962
Income tax (benefit) expense	$—	$14

Supplemental Disclosure of Non-Cash Investing Activities
Change in assets and liabilities of Consolidated Funds due to adoption of ASU 2015-02:
Total Assets of Consolidated Funds	$1,232,254	$—
Total Liabilities of Consolidated Funds	$834,661	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization

ZAIS Group Holdings, Inc. (“ZAIS”) is a holding company conducting substantially all of its operations through ZAIS Group, LLC (“ZAIS Group”), an investment advisory and asset management firm focused on specialized credit which commenced operations in July 1997 and is headquartered in Red Bank, New Jersey and has an office in London. ZAIS Group is a wholly-owned consolidated subsidiary of ZAIS Group Parent, LLC (“ZGP”), a majority-owned consolidated subsidiary of ZAIS. ZGP became the sole member and 100% equity owner of ZAIS Group on March 31, 2014 pursuant to a merger transaction which is described in detail in ZAIS’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2015 (the “Closing 8-K”). References to the “Company” in these consolidated financial statements refer to ZAIS, together with its consolidated subsidiaries.

ZAIS Group is an investment advisor registered with the SEC under the Investment Advisors Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles and ZAIS Financial Corp., a publicly traded Mortgage REIT, (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in residential mortgage loans and corporate bank loans, as well as a range of specialized credit assets such as collateral loan obligations (“CLOs”), collateral debt obligations (together with CLOs referred to as “CDOs”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”). ZAIS Group had approximately $4.359 billion of assets under management (“AUM”) as of June 30, 2015. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

The Company’s primary sources of revenues are (i) management fee income, which is based predominantly on the assets under management of the ZAIS Managed Entities (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities and (iii) income of the consolidated ZAIS Managed Entities (the “Consolidated Funds”) which is based on the income generated from the portfolios of the Consolidated Funds, a majority of which is allocated to redeemable non-controlling interests and non-controlling interests in Consolidated Funds. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds is eliminated in consolidation.

On March 20, 2015, ZAIS made a decision to terminate the business operations of its Shanghai subsidiary. ZAIS Group ceased conducting regular business activities in Shanghai. The office is now closed. Final clearance from the relevant government authorities on the plan of liquidation is expected in late 2015 or early 2016.

Recapitalization as a Result of a Business Combination

On October 5, 2012, HF2 Financial Management Inc. (“HF2”) was formed as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities. On September 16, 2014, HF2 entered into an Investment Agreement, as defined in the Closing 8-K, with ZGP and the members of ZGP (including Christian Zugel and certain related parties, collectively, the “ZGP Founder Members”), under which HF2 agreed to contribute cash to ZGP and to cause the transfer of all of its outstanding shares of Class B Common Stock, par value $0.000001 (the “Class B Common Stock”) to the ZGP Founder Members in exchange for newly issued Class A Units of ZGP (“Class A Units”) representing a majority financial interest in ZGP (the “Business Combination”). The Class B Common Stock have no economic rights and therefore are not considered participating securities for purposes of allocation of net income (loss).

On March 9, 2015, the stockholders of HF2 approved the Business Combination and the transaction closed on March 17, 2015 (the “Closing”). In connection with the Closing, HF2 changed its name to ZAIS Group Holdings, Inc. Please refer to Note 2 - "Business Combination" below for additional information. Prior to the Closing, HF2 was a shell company with no operations. Upon the Closing, ZAIS became a holding company whose assets primarily consist of an approximate 66.5% interest in its majority-owned subsidiary, ZGP. Prior to the Closing, Christian Zugel served as the managing member of ZGP. Upon the Closing, ZAIS became the managing member of ZGP.

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

The Business Combination was structured as an “Up-C” transaction. Generally, in an Up-C transaction involving an operating business, a publicly traded entity taxable as a corporation for U.S. federal income tax purposes acquires an interest in a partnership or limited liability company (taxable as a partnership for U.S. federal income tax purposes) that is conducting an operating business. The historic owners of the operating business continue to own an interest in the operating business through a continuing interest in the partnership or limited liability company and may have the ability to exchange their partnership or limited liability company interests for stock in the publicly traded entity under specified circumstances in accordance with the terms of an exchange agreement. Pursuant to the Business Combination, HF2, a publicly traded corporation taxable as a corporation for U.S. federal income tax purposes, became a holding company the assets of which consist primarily of its majority membership interest in ZGP, a partnership for U.S. federal income tax purposes.  ZGP, in turn, is the sole member of ZAIS Group, an operating business.

The accounting for the reorganization and recapitalization follows the rules for a reverse acquisition as enumerated in the Accounting Standards Codification, Section 805. In a reverse acquisition, the acquirer for accounting purposes is the target for legal purposes (in this case, ZGP) and the target for accounting purposes is the acquirer for legal purposes (in this case, HF2). The accounting acquirer in a reverse acquisition measures the consideration transferred using the hypothetical amount of equity interests it would have had to issue to keep the accounting target’s owners in the same ownership position they are in after the reverse acquisition. The accounting acquirer adjusts the amount of legal capital in the consolidated financial statements to reflect the legal capital of the accounting target and measures the non-controlling interest using the pre-combination carrying amounts of the accounting acquirer’s net assets and the non-controlling interests’ proportionate share in those pre-combination carrying amounts. No goodwill or other intangible assets were recorded as a result of the Business Combination.

For accounting purposes, ZGP is considered the acquirer and has accounted for the Business Combination as a reorganization and recapitalization. ZGP was determined to be the acquirer based on the following facts and circumstances:

•	ZGP retained effective control. There is no change in control since ZGP’s operations comprise the ongoing operations of the combined entity;

•	ZGP is the sole member of ZAIS Group and ZAIS Group’s senior management became the senior management of the combined entity. The officers of the newly combined company consist primarily of ZAIS Group executives, including the Chief Executive Officer, Chief Financial Officer and General Counsel;

•	The ZGP Founder Members own a majority voting interest in the combined entity through the Class B Common Stock that is held in the ZGH Class B Voting Trust. Mr. Christian Zugel, a ZGP Founder Member, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, is the sole initial trustee. Mr. Zugel has voting and investment power over the shares of the Class B Common Stock held in the ZGH Class B Voting Trust and therefore is able to elect all of the combined entity’s board of directors.

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

The net proceeds from the Business Combination, as reported in the unaudited consolidated statements of cash flows within the financing section, are summarized as follows:

Cash in HF2’sTrust	$184,760,079
Payment of HF2 redemptions	(102,282,526)
Payment for HF2’s Expenses	(4,311,157)
Net Cash Received by ZGP from Business Combination	78,166,396
Less: Ramsey incentive fee and fees to underwriters	(4,650,000)
Net proceeds from Business Combination	$73,516,396

In connection with the Business Combination, HF2 redeemed 9,741,193 shares of its Class A common stock resulting in a total payment to redeeming stockholders of $102,282,526. The number of shares of Class A common stock of ZAIS issued and outstanding and the number of Class A Units of ZGP issued and outstanding immediately following the consummation of the Business Combination is summarized as follows:

Number of Shares of Class A Common Stock of ZAIS
HF2 public shares outstanding prior to the Business Combination	23,592,150
Less: redemption of HF2 public shares	(9,741,193)
Total HF2 shares outstanding immediately prior to the effective date of the Business Combination	13,850,957
Common shares issued as consideration to transaction underwriter	150,000
Shares cancelled from HF2 founders’ allocation	(130,040)
Total shares of Class A common stock of ZAIS outstanding at closing, March 17, 2015	13,870,917

Number of Class A Units of ZGP
Class A Units of ZGP acquired by ZAIS	13,870,917
Class A Units of ZGP retained by ZGP Founder Members	7,000,000
Total Class A Units of ZGP outstanding at closing, March 17, 2015	20,870,917

There were no additional shares of common stock of ZAIS or Class A Units of ZGP issued during the period from the Closing through June 30, 2015. On April 30, 2015, non-employee directors of ZAIS, collectively, were awarded 30,000 restricted stock units (“RSUs”) as part of their compensation for their service as directors of ZAIS. Refer to Note 10 for additional details regarding the RSUs.

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

ZGP may also issue up to 6,800,000 Class B Units (“Class B Units”) at any time during the five year period following the Closing, a portion of which have already been awarded as described below. Of these Class B Units, 1,600,000 Class B-0 Units vest on the later of the date of grant and the second anniversary of the Closing. The remaining 5,200,000 Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”) vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the Closing ranging, from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

As of June 30, 2015, there are 1,402,792 Class B-0 Units outstanding. No Class B-1, Class B-2, Class B-3 or Class B-4 Units have been awarded as of June 30, 2015. Refer to Note 10 for additional information relating to Class B units.

The ZGP Founder Members’ Class A Units and all of the vested Class B Units (but not any unvested Class B Units) may be exchanged for shares of Class A Common Stock of ZAIS on a one-for-one basis (subject to certain adjustments to the exchange ratio) or, at ZAIS’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement that ZAIS entered into with ZGP, the ZGP Founder Members and the other parties thereto. The Exchange Agreement contains certain restrictions on the ability of holders of Class A Units and Class B Units to exchange such units for Class A Common Stock of ZAIS. Subject to certain limited exceptions, including in connection with a change in control of the Company, there is a two-year lock-up period before any exchanges of Class A Units or Class B Units are permitted.

Subsequent to the Closing, ZGP paid Neil Ramsey, an affiliate of NAR Special Global, LLC and of dQuant Special Opportunities Fund, L.P. (together, the “Ramsey Investors”), each of which are significant stockholders of ZAIS, an incentive fee of $3.4 million pursuant to an agreement dated March 4, 2015 between ZGP and Mr. Ramsey. The incentive fee of $3.4 million was paid in consideration for Mr. Ramsey causing the Ramsey Investors to purchase from stockholders who tendered their shares of Class A Common Stock of ZAIS for redemption such number of shares of Class A Common Stock of ZAIS as was necessary to meet the closing condition that there be at least $65 million in HF2’s trust account after giving effect to redemptions and expense payments (other than certain notes to ZAIS’s financial advisers). The payment by ZGP to Mr. Ramsey of the incentive fee described above was treated as a direct cost attributable to the Business Combination. Additionally, as described further under “Related Party Transaction”, ZGP entered into a two-year Consulting Agreement with Mr. Ramsey through an entity that he controls.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") to reflect the financial position, results of operations and cash flows of the Company. These financial statements have been prepared on a going concern basis, which assumes the realization of assets and satisfaction of liabilities in the normal course of business.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company's most recent audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014, which are included in the Closing 8-K. In the opinion of management, all adjustments considered necessary have been made for a fair presentation of the results of these interim periods.

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

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation  Analysis (“ASU 2015-02”).  ASU 2015-02 rescinds the 2010 indefinite deferral of ASU 2009-17 and ASU 2010-10 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. ASU 2015-02 also amends the criteria for determining whether an entity is a Variable Interest Entities (“VIE”) under FASB ASC Topic 810 Consolidation (“ASC 810”), which could affect whether an entity is within its scope. Accordingly, all legal entities are subject to re-evaluation under the revised consolidation model. Specifically, ASU 2015-02: 1) Modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or Voting Interest Entities (“VOE”) 2) Eliminates the presumption that a general partner should consolidate a limited partnership 3) Affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships 4) Provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company has elected to implement ASU 2015-02 using the modified retrospective method, which results in an effective date of adoption of January 1, 2015 and will not require the restatement of prior period results. As a result, amounts relating to the consolidated ZAIS Managed Entities will not be comparable to prior periods presented.

Non-Controlling Interests

The non-controlling interests within the consolidated statements of financial condition are comprised of: i) redeemable non-controlling interests reported outside of the permanent capital section when investors have the right to redeem their interests from a Consolidated Fund or ZAIS Group; ii) equity attributable to non-controlling interests in Consolidated Funds reported inside the permanent capital section when the investors do not have the right to redeem their interests and iii) equity attributable to non-controlling interests in ZGP. The Company records redeemable non-controlling interests and non-controlling interests in the Consolidated Funds (excluding CDO) to reflect the economic interests in those funds held by investors other than interests attributable to ZAIS Group. Subsequent to March 31, 2014, redeemable non-controlling interests represents investors in the Consolidated Funds who generally have the right to withdraw their capital after the end of a lock-up period as defined in the respective governing documents. Investors may withdraw their capital prior to the expiration of the lock-up period in certain limited circumstances that are beyond the control of ZAIS Group, such as instances in which retaining the equity interest could cause the investor to violate a law, regulation or rule. Prior to March 31, 2014, redeemable non-controlling interests also included membership interests held in ZAIS Group by employees and former employees of ZAIS Group. Non-controlling interests in ZGP includes a portion of the management fee income received from ZAIS Financial Corp. that is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary, ZAIS REIT Management, LLC.

Principles of Consolidation

The consolidated financial statements included herein are the financial statements of ZAIS and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation, including ZAIS’s investment in ZGP and ZGP’s investment in ZAIS Group. The Company's fiscal year ends on December 31. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the Company's fiscal year ending December 31, 2015.

The consolidated financial statements include non-controlling interests in ZGP which is primarily comprised of Class A Units of ZGP held by the ZGP Founder Members.

The Company’s consolidated financial statements also include variable interest entities for which ZAIS Group is considered the primary beneficiary, and certain entities that are not considered variable interest entities in which ZAIS Group has a controlling financial interest. Effective January 1, 2015 pursuant to Accounting Standards Codification (“ASC”) Topic 810, as amended by ASU 2015-02, these entities include ZAIS Opportunity Domestic Feeder Fund, LP, ZAIS Atlas Master Fund, LP, ZAIS Atlas Fund, LP and ZAIS Value-Added Real Estate Fund I, LP. For all periods prior to January 1, 2015, these entities include ZAIS Opportunity Master Fund, Ltd., ZAIS Opportunity Domestic Feeder Fund, LP, ZAIS Opportunity Fund, Ltd., ZAIS Atlas Fund, LP, ZAIS Value-Added Real Estate Fund I, LP and certain CDOs. After the adoption of ASC Topic 810, as amended by ASU 2015-02, there were no CDOs required to be consolidated in the Company’s financial statements for the six months ended June 30, 2015 and prior to the adoption of ASC Topic 810, as amended by ASU 2015-02, there were ten CDOs consolidated in the Company’s financial statements for the year ended December 31, 2014. The cumulative effect of the adoption of ASU 2015-02 was a $397,594,000 reduction in redeemable non-controlling interests on January 1, 2015, which is reflected in the consolidated statement of changes in equity, non-controlling interests and redeemable non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation. Refer to Note 7 for additional disclosures around the Consolidated Funds.

The consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the Consolidated Funds on a gross basis. Except for CDOs, the majority of the economic interests in the Consolidated Funds, which are held by third-party investors, are reflected as non-controlling interests in the consolidated financial statements. For CDOs, the majority of the economic interests in these vehicles, which are held by outside parties, are reported as notes payable of consolidated CDOs in the consolidated financial statements. The notes payable issued by the CDOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CDOs, ZAIS Group may earn investment management fees, including, in some cases, subordinated management fees and contingent incentive fees. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by the non-controlling interests, income allocated to the non-controlling interests has been reduced, and the income allocated to ZGP has been increased by the amounts eliminated, of which ZAIS is allocated its pro-rata share as a member of ZGP. ZAIS Group does not recognize any incentive income based on the investment performance of ZAIS Managed Entities until the incentive income is (i) contractually receivable, (ii) fixed or determinable (also referred to as “crystallized”) and (iii) all related contingencies have been removed and collection is reasonably assured, (see policy disclosed under Management Fee Income, Incentive Income, and Other Income). Similarly, for any Consolidated Funds, the corresponding potential incentive expense based on the investment performance of the Consolidated Funds has not yet been deducted from the investor capital balances until the above criteria have been met. Therefore, the corresponding potential incentive income based on the investment performance of the Consolidated Funds that has not yet been recognized by ZAIS Group is included in non-controlling interests in the consolidated financial statements.

The Consolidated Funds are deemed to be investment companies under U.S. GAAP, and therefore, the Company has retained the specialized investment company accounting of these consolidated entities in its consolidated financial statements.

VIE Model

Prior to the adoption of ASU 2015-02, for entities in which the Company has a variable interest, the Company determines whether, if by design, (i) the entity has equity investors who lack, as a group, the characteristics of a controlling financial interest, (ii) the entity does not have sufficient equity at risk to finance its expected activities without additional subordinated financial support from other parties, (iii) the entity is structured with non-substantive voting rights or (iv) the equity holders do not have the obligation to bear potential losses or the right to receive potential gains. If an entity has at least one of these characteristics, it is considered a VIE, and is consolidated by its primary beneficiary. For entities managed by ZAIS Group that qualify for the deferral under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”), the primary beneficiary of these entities that are determined to be VIEs is the party that absorbs a majority of the VIEs’ expected losses or receives a majority of the expected residual returns. For entities managed by ZAIS Group that do not qualify for the deferral under ASU 2010-10, the primary beneficiary of these entities is the party that (i) has the power to direct the activities of the entity that most significantly impact the entity’s economic performance; and (ii) has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. The Company reassesses its initial evaluation of an entity as a VIE upon occurrence of certain reconsideration events.

Subsequent to the adoption of ASU 2015-02, for entities in which the Company has a variable interest, the Company determines whether, (i) the entity does not have enough equity to finance its activities without additional subordinated financial support, (ii) the at-risk equity holders, as a group lack (a) the power, through voting or similar rights, to direct the activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb an entity’s expected losses, or (c) the right to receive an entity’s expected residual returns, or (iii) the entity is structured with non-substantive voting rights. If an entity has at least one of these characteristics, it is considered a VIE, and is consolidated by its primary beneficiary.

VOE Model

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

Cash equivalents generally consist of excess cash that is swept daily into a money market fund, or into weekly or monthly term deposit accounts to earn short-term interest, or maintained as a short-term deposit. Additionally, the Company may from time-to-time invest in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income (loss). These investments are also recorded as cash equivalents in the consolidated statement of financial condition. At June 30, 2015 and December 31, 2014, the Company had approximately $29,737,000 and $2,687,000, respectively, invested in money market funds and short-term deposits. At June 30, 2015 and December 31, 2014, the Company had approximately $44,024,000 and $0, respectively, invested in United States government obligations.

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

Revenue Recognition

ZAIS Group’s sources of revenue are (i) management fees, (ii) incentive fees and (iii) income of Consolidated Funds. The management fee and incentive fee revenues are derived from ZAIS Group’s advisory agreements with the ZAIS Managed Entities. Certain investments held by employees, executives and other related parties in the ZAIS Managed Entities are not subject to management fees or incentive fees/allocations and therefore do not generate revenue for ZAIS Group. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation. Income of Consolidated Funds is based on the income generated from the portfolios of the Consolidated Funds, a majority of which is allocated to redeemable non-controlling interests and non-controlling interests in Consolidated Funds.

Management Fee Income, Incentive Income and Other Income

ZAIS Group earns management fees and incentive fees for investment advisory services provided to the ZAIS Managed Entities. Management fees are accrued as earned, and are calculated and paid monthly, quarterly or annually, depending on the applicable agreement. Revenue is accrued as earned for data, funding and analytical services provided to outside parties and affiliated funds. In the event management fee income is received before it is earned, deferred revenue is recorded and is included in other liabilities in the consolidated statements of financial condition.

In addition to the management fee income mentioned above, subordinated management fee income may be earned from the CDOs. The subordinated management fee income is additional revenue earned for the same service, but has a lower priority in the CDO vehicle’s cash flows. The subordinated management fee income is contingent upon the economic performance of the respective CDO’s investments. If the CDOs experience a certain level of investment defaults, these fees may not be paid. There is no recovery by the CDOs of previously paid subordinated fees. Subordinated management fee income is recognized when collection is reasonably assured. When collection is not reasonably assured, the subordinated management fee income is recognized as payments are received.

Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable (also referred to as “crystallized”) and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the payment of the incentive to ZAIS Group by the ZAIS Managed Entities. The criteria for revenue recognition related to incentive income is typically met only after all contributed capital and the preferred return, if any, on that capital have been distributed to the ZAIS Managed Entities’ investors for vehicles with private equity style fee arrangements, and is typically met only after any profits exceed a high-water mark for vehicles with hedge fund style fee arrangements.

Income of Consolidated Funds is discussed in the section on Policies of Consolidated Funds.

Income and Fees Receivable

Income and fees receivable primarily includes management fees and incentive fees due from ZAIS Managed Entities, excluding the Consolidated Funds, and does not include any allowance for doubtful accounts. The Company did not recognize any bad debt expense for the three and six months ended June 30, 2015 and June 30, 2014. The Company believes all income and fee receivable balances are fully collectible.

Compensation and Benefits

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

Compensation and benefits relating to the issuance of cash-based and equity-based awards to certain employees is measured at fair value on the grant date. Equity-based compensation awards to employees that are settled in shares are classified as equity instruments. The fair value of an equity settled award is determined on the date of grant and is not subsequently remeasured. Cash settled awards are classified as liabilities and are remeasured to fair value at each balance sheet date as long as the award is outstanding. Changes in fair value are reflected as compensation expense. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for actual forfeiture rates. Refer to Note 10 for additional details regarding equity awards granted by the Company.

Compensation and benefits also includes compensation directly related to incentive income in the form of percentage interests (also referred to as “Points”) awarded to certain employees associated with the operation and management of certain ZAIS Managed Entities in the form of compensation agreements (“Points Agreements”). Under the Points Agreements, ZAIS Group has an obligation to pay certain employees and former employees a fixed percentage of the incentive income earned from the referenced entities. Amounts payable pursuant to these arrangements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs in the same period the related income is received. Most recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. There are currently outstanding Points Agreements relating to two ZAIS Managed Entities and ZAIS Group does not anticipate awarding additional Points Agreements.

Pursuant to ZAIS’s 2015 Stock Incentive Plan, non-employee directors of ZAIS are eligible to receive RSUs as a component of compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or other material rights until such RSUs vest. The RSUs vest in full on the one year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, "Compensation - Stock Compensation”, the Company is measuring the expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This expense will be amortized equally over the one year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date. Refer to Note 10 for additional details regarding the RSUs.

Fixed Assets

Fixed assets consist of furniture and fixtures, office equipment, leasehold improvements and software, and are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on furniture and fixtures, office equipment and software is calculated using either the double declining balance method or straight-line method over an estimated useful life of three to five years.  Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the lease terms or the life of the asset.. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The costs associated with maintenance and repairs are recorded as other operating expenses when incurred.

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

Foreign Currency Translation Gains (Losses)

Assets and liabilities of foreign subsidiaries that have non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted-average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Gains or losses resulting from foreign currency transactions are included in general, administrative and other in the consolidated statements of comprehensive income (loss).

Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income and the feasibility of tax planning strategies.

The measurement of current and deferred income tax assets and liabilities is based on provisions of enacted tax laws and involves uncertainties in the application of tax regulations in the U.S. and other tax jurisdictions. Because the Company’s interpretation of complex tax law may impact the measurement of current and deferred income taxes, actual results may differ from these estimates under different assumptions regarding the application of tax law.

Prior to the reorganization and recapitalization due to the Business Combination, no provision was made for U.S. federal income taxes in ZGP’s accompanying consolidated financial statements since ZGP and its subsidiaries were pass-through entities for U.S. income tax purposes and profits and losses were allocated to the partners who were individually responsible for reporting such amounts. ZGP’s foreign subsidiaries, however, paid income taxes in the respective foreign jurisdictions, which were included in income tax (benefit) expense on the consolidated statements of comprehensive income (loss). Following the reorganization, ZGP and its subsidiaries continue to operate as pass-through entities for U.S. income tax purposes. ZAIS is subject to U.S. corporate federal, state and local income taxes which are included in income tax (benefit) expense on the consolidated statements of comprehensive income (loss) along with income taxes related to the foreign subsidiaries.

Pursuant to FASB guidance on Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company's estimates under different assumptions or conditions.

The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax (benefit) expense within the consolidated statements of comprehensive income (loss).

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

Due to Broker

Due to broker represents the Consolidated Funds’ payable to a broker for unsettled purchases as of June 30, 2015.

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

Securities Sold, Not Yet Purchased

The Consolidated Funds may enter into short sales whereby a security is sold that it does not own in anticipation of a decline in the value of that security. To enter a short sale, the Consolidated Funds may need to borrow the security for delivery to the buyer. On each day the short sale is open, the liability for the obligation to replace the borrowed security is marked to market, and an unrealized gain or loss equal to the difference between the price at which the security was sold and the cost of replacing the security is recorded. The liability in respect to securities sold short, traded on an exchange, is stated at the last reported sales price on the day of valuation; other securities traded in the over-the-counter market, and listed securities, for which no sale was reported on that date, are stated at the last quoted ask price. While the transaction is open, the Consolidated Funds will also incur an expense for any accrued interest payable to the lender of that security and for borrowing charges for certain positions. A gain or loss is realized and included within net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

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

Derivative Instruments

The Consolidated Funds may, from time to time, acquire assets or liabilities that protect against adverse movements in interest rates or credit performance (each a “Hedge Agreement”) with counterparties. The Consolidated Funds and the counterparty to each Hedge Agreement agree to make periodic payments on a specified notional amount. The payments can be made for a specified period of time, or may be triggered by a pre-determined credit event. The periodic payments may be based on a fixed or variable interest rate; the change in fair value of a specified security, basket of securities or index; or the return generated by a security. The consolidated CDOs, at December 31, 2014, also had a portfolio of credit default swaps which are utilized to obtain synthetic exposure to credit risk. These swaps are used as trading instruments, and not for hedging purposes.

The Consolidated Funds recognize all derivatives as assets or liabilities in the consolidated statements of financial condition at fair value. Changes in fair value are recognized in the consolidated statements of comprehensive income (loss).

In connection with their derivative activities, the Consolidated Funds have elected not to offset fair value amounts recognized for cash collateral against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At June 30, 2015 and December 31, 2014, the Consolidated Funds have cash collateral receivables of approximately $2,201,000 and $30,265,000, respectively with counterparties under the same master netting arrangement and is included in restricted cash in the consolidated statements of financial condition.

Income Taxes

The Consolidated Funds are generally not subject to U.S. federal and state income taxes and, consequently, no income tax provision has been made in the accompanying consolidated financial statements because individual investors are responsible for taxes on their proportionate share of the taxable income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014 09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 — Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities are permitted to apply the guidance in ASU 2014-09 using one of the following methods: (1) full retrospective application to each prior period presented, or (2) modified retrospective application with a cumulative effect adjustment to opening retained earnings in the annual reporting period that includes that date of initial application. The requirements of ASU 2014-09 are effective for the Company beginning in the first quarter of 2018. The Company is currently evaluating the impact, if any, that these updates will have on its consolidated financial statements.

4. Investments in Affiliates

The Company applied the Fair Value Option to its interests in the ZAIS Managed Entities that are not consolidated, and would have otherwise been subject to the equity method of accounting. As of and for the six months ended June 30, 2015, the Company did not hold any interests in the ZAIS Managed Entities that are not consolidated. At December 31, 2014, the fair value of these investments was approximately $104,000. For the three and six months ended June 30, 2014, the Company recorded an unrealized gain (loss) of approximately $1,000 and $(2,000), respectively associated with the investments still held at the end of each respective period. Such amounts are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

At December 31, 2014, no equity investment, individually or in the aggregate, held by the Company exceeded 10% of the total consolidated assets or income. As such, the Company did not present separate or summarized financial statements for any of its investees.

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

The Company has established a valuation process that applies for all levels of investments in the valuation hierarchy to ensure that the valuation techniques are consistent and verifiable. The valuation process includes discussions between the valuation team, portfolio management team and the valuation committee (the “Valuation Committee”). The Valuation Committee consists of senior members of ZAIS Group and is co-chaired by the Chief Risk Officer and Chief Financial Officer of ZAIS Group. The Valuation Committee meets to review and approve the results of the valuation process which are used in connection with the preparation of quarterly and annual financial statements and provides the ZAIS Group management advisory committee with periodic reports. The Valuation Committee also meets on an ad hoc basis, as needed. The Valuation Committee is responsible for oversight and review of the written valuation policies and procedures and ensuring that they are applied consistently.

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

The following is a description of the valuation techniques used to measure fair value and the classification of these instruments pursuant to the fair value hierarchy:

Investments in affiliated funds and securities

The Company measures the fair value of its investments in affiliated funds and securities at the net asset value per share (or its equivalent) (“NAV”). If the investment can be redeemed at its NAV at the measurement date, the Company classifies the investment as Level 2. If the investment cannot be redeemed at its NAV as of the measurement date but the investment may be redeemable at a future date, the Company considers the length of time until the investment will become redeemable in determining whether to classify the investment as Level 2 or Level 3. Net gains or losses on investments in affiliated funds and securities are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

Investments

The Company determines the fair value of investments in CDOs, RMBS and CMBS, corporate bonds, mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) generally using third party valuation services. ZAIS Group verifies that the quotes received from the valuation services are reflective of fair value as defined in U.S. GAAP, generally by comparing to trading activity for similar asset classes, pricing research provided by banks and brokers, the indicative broker quotes and results from ZAIS Group’s proprietary models.

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

The Company determines fair value of investments in Exchange Traded Funds (“ETF”) using quoted market prices.

Net gains or losses on investments are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

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

An index or a single name entity trading at a premium (price is above par) is one in which the current spread is tighter (lower) than the stated coupon, and so the buyer of protection will receive upfront the current premium to par and pays the stated coupon going forward. An index or a single name entity trading at a discount (price is below par) is one in which the current spread is wider (higher) than the stated coupon, and so the buyer of protection will pay upfront the current discount to par and pay the stated coupon going forward. On a tranche trade, the buyer may pay upfront points which represent the present value of expected future cash flows of the tranche and/or may pay a running coupon on the tranche. The credit default swap contracts are marked to market based upon the valuation policies previously discussed. Changes in the fair value of the credit default swap contracts are reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

Interest Rate Swaps

An interest rate swap is an agreement between a Consolidated Fund and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some predetermined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. The Consolidated Funds utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 in the fair value hierarchy. The Consolidated Funds' interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At June 30, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative. Changes in the fair value of the contract are reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

Options

The Consolidated Funds are authorized to purchase or write options. When the Consolidated Funds purchase an option, an amount equal to the premium paid is reflected as an asset. The amount of the asset is subsequently marked to market to reflect the current value of the option purchased and the change in fair value is reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss). When the Consolidated Funds write an option, an amount equal to the premium received is reflected as a liability. The amount of the liability is subsequently marked to market to reflect the current value of the option written and the change in fair value is reported as net change in net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss). When an option is exercised, the related premium paid (or received) is added to (or subtracted from) the gain or loss recognized on the transaction. When an option expires (or the Consolidated Funds enter into a closing transaction), the Consolidated Fund realizes a gain (loss) on the option to the extent of the premiums received or paid (or gain or loss to the extent the cost of the closing transaction exceeds the premium paid or received). Written and purchased options are non-income producing investments.

Swaptions

The Consolidated Funds may write swaption contracts (“Swaptions”) to manage exposure to fluctuations in interest rates and credit spreads and to enhance portfolio yield. Swaptions written by the Consolidated Funds represent an option that gives the purchaser the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If a written call Swaption is exercised, the writer will enter into a swap and is obligated to pay a fixed rate of interest and receive a floating rate of interest or receive protection payments on a credit index in exchange. If a written put Swaption is exercised, the writer will enter into a swap and is obligated to pay a floating rate of interest or make protection payments on a credit index and receive a fixed rate in exchange. Swaptions are marked to market based upon quotations from market makers, and the change in fair value is reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss). When the Consolidated Funds write a Swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the Swaption. A gain or loss is recognized when Swaptions expire or are closed. Premiums received from writing Swaptions that expire are treated by the Consolidated Funds as realized gains from Swaptions written. The difference between the premium and the amount paid on effecting a closing purchase transaction is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss. The Consolidated Funds bear the market risk on Swaptions arising from any change in index values or interest rates. The Consolidated Funds utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 in the fair value hierarchy. The Consolidated Funds’ Swaptions are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At June 30, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

Total Return Swap

A total return swap contract is an agreement between a Consolidated Fund and a counterparty where one party to the contract exchanges the return on a security for a floating rate index plus a spread. The return on the security includes income such as coupons and the change in its value. The total return swap contracts are marked to market based upon quotations from market makers, and the change in fair value is reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

 Foreign Exchange Forward Contracts

The Consolidated Funds are authorized to enter into foreign exchange forward contracts as a hedge against specific transactions or portfolio positions. A foreign exchange forward contract is marked to reflect the current value of the contract, based upon quoted market prices, and the change in fair value is reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

Cashflow Swap

A cashflow swap contract is an agreement between two counterparties, whereby the counterparty will fund a portion of the amounts payable on certain CDO notes payable or certain other derivative contracts if the cash flows from the underlying investments are insufficient to pay such amounts. The cashflow swap contracts are marked to market based upon quotations from market makers, and the change in fair value is reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

Notes Payable of Consolidated CDOs

As a result of the adoption of ASU 2015-02, the CDOs are no longer required to be consolidated effective January 1, 2015. The following policy applies for all periods prior to January 1, 2015.

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

Investment in Affiliates

Under U.S. GAAP, the Company is permitted, as a practical expedient, to estimate the fair value of its investments in other investment companies using the NAV (or its equivalent) of the related investment company. Accordingly, the Company utilizes the practical expedient in valuing its investments in the unconsolidated ZAIS Managed Entities, which is an amount equal to the sum of the Company’s proportionate interest in the capital accounts of the affiliated funds at fair value. The fair value of the assets and liabilities of the ZAIS Managed Entities are determined by the Company in accordance with its valuation policies described above. The resulting net gains or losses on investments are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

At June 30, 2015, all of the Company’s investments in the ZAIS Managed Entities were required to be consolidated. At December 31, 2014, the Company held investments in one unconsolidated ZAIS Managed Entity. The valuation of the investment in this entity represents the amount the Company would receive at June 30, 2015 and December 31, 2014, respectively, if it were to liquidate its investments in the fund. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective fund’s operative agreements.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at June 30, 2015:

	June 30, 2015
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments, at fair value
Collateralized loan obligations	$—	$—	$9,731	$9,731
Residential mortgage-backed securities	—	—	13,365	13,365
Exchange traded funds	2,001	—	—	2,001
Real estate investment	—	—	10,702	10,702
Total investments, at fair value	2,001	—	33,798	35,799
Investments in affiliated securities, at fair value	—	28,072	—	28,072
Derivative assets, at fair value
Credit default swaps	—	5	—	5
Interest rate swaps	—	292	—	292
Swaptions	—	1,990	—	1,990
Total derivative assets, at fair value	—	2,287	—	2,287
Total assets, at fair value	$2,001	$30,359	$33,798	$66,158
Liabilities, at fair value
Securities sold, not yet purchased
Exchange traded funds	$10,829	$—	$—	$10,829
Derivative liabilities, at fair value
Credit default swaps	—	141	—	141
Interest rate swaps		922		922
Total return swaps	—	75	—	75
Total derivative liabilities, at fair value	—	1,138	—	1,138
Total liabilities, at fair value	$10,829	$1,138	$—	$11,967

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at December 31, 2014:

	December 31, 2014
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates	$—	$104	$—	$104
Investments, at fair value
Collateralized debt obligations	—	—	359,211	359,211
Commercial mortgage-backed securities	—	—	4,535	4,535
Corporate bonds	—	7,857	—	7,857
Residential mortgage-backed securities	—	—	78,275	78,275
Asset-backed securities and other	—	—	63,174	63,174
High yield corporate loans	—	—	613,685	613,685
Total investments, at fair value	—	7,857	1,118,880	1,126,737
Investments in affiliated securities, at fair value	—	31,457	—	31,457
Derivative assets, at fair value
Options	—	56	—	56
Forward currency contracts	—	3,794	—	3,794
Credit default swaps	—	—	2,798	2,798
Total derivative assets, at fair value	—	3,850	2,798	6,648
Total assets, at fair value	$—	$43,268	$1,121,678	$1,164,946
Liabilities, at fair value
Notes payable of consolidated CDOs, at fair value
Notes payable of consolidated CDOs	$—	$—	$749,719	$749,719
Securities sold, not yet purchased
Corporate bonds	—	19,308	—	19,308
Derivative liabilities, at fair value
Credit default swaps	—	—	5,399	5,399
Cashflow swaps	—	386	—	386
Total derivative liabilities, at fair value	—	386	5,399	5,785
Total liabilities, at fair value	$—	$19,694	$755,118	$774,812

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the six months ended June 30, 2015 subsequent to the adoption of ASU 2015-02:

	June 30, 2015
	( Dollars in thousands )
	Beginning Balance January 1, 2015	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance June 30, 2015	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at June 30, 2015
Collateralized loan obligations	$9,626	$3,499	$(3,777)	$383	$—	$9,731	$241
Mortgage-backed securities	9,472	8,166	(4,195)	(78)	—	13,365	158
Real estate investment	9,722	—	—	980	—	10,702	980
Total assets, at fair value	$28,820	$11,665	$(7,972)	$1,285	$—	$33,798	$1,379

 The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the year ended December 31, 2014:

	December 31, 2014
	( Dollars in thousands )
	Beginning Balance January 1, 2014	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance December 31, 2014	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2014
Collateralized debt obligations	$707,718	$112,518	$(461,995)	$970	$—	$359,211	$(47,146)
Commercial mortgage-backed securities	6,738	2,862	(5,424)	359	—	4,535	(116)
Residential mortgage-backed securities	63,091	32,391	(21,545)	4,338	—	78,275	461
Asset-backed securities and other	95,281	63,295	(113,524)	18,122	—	63,174	1,847
High yield corporate loans	-	782,501	(160,810)	(8,006)	—	613,685	(7,285)
Collateralized loan obligations	26,460	14,500	(39,000)	(1,960)	—	—	—
Total return swaps	2,727	—	(110)	(2,617)	—	—	—
Credit default swaps	2,300	3,245	(3,912)	1,165	—	2,798	550
Total assets, at fair value	$904,315	$1,011,312	$(806,320)	$12,371	$—	$1,121,678	$(51,689)
Notes payable of consolidated CDOs	$730,348	$635,315	$(510,600)	$(105,344)	$—	$749,719	$(74,344)
Total return swaps	—	—	(196)	196	—	—	—
Credit default swaps	20,187	26,197	(22,391)	(18,594)	—	5,399	(2,359)
Total liabilities, at fair value	$750,535	$661,512	$(533,187)	$(123,742)	$—	$755,118	$(76,703)

The Company records transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period.

There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2015 and the year ended December 31, 2014.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds at June 30, 2015 and December 31, 2014:

Investment Type	Fair Value at June 30, 2015	Valuation Techniques	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in thousands)
Investments, at fair value
Collateralized loan obligations	9,731	Broker quoted	Not applicable.
Residential mortgage-backed securities – Agency IO	1,536	Discounted cash flow model	Yield		8.03	8.03	N/A
Residential mortgage-backed securities – Agency Inverse IO	425	Discounted cash flow model	Yield		5.45	5.45	N/A
Residential mortgage-backed securities	11,404	Broker quoted	Not applicable.
Real estate investment	10,702	Capitalization Rate Method	Capitalization Rate	7.00
Total assets, at fair value	$33,798

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in thousands)
Investments, at fair value
Collateralized debt obligations	$59,623	Discounted cash flow model	Discount margin (bps)		253	2,138	776
			Constant prepayment rate		10%	35%	N/A	(1)
			Constant default rate		0%	4%	N/A	(1)
			Loss severity		30%	70%	N/A	(1)
			Reinvestment price	100
			Reinvestment spread	3.75
Collateralized debt obligations	299,588	Broker quoted	Not applicable.
Commercial mortgage-backed securities	4,535	Broker quoted	Not applicable.
Residential mortgage-backed securities	17,085	Discounted cash flow model	Discount margin (bps)		308	1,975	666
			Constant prepayment rate		1%	28%	10%
			Constant default rate		0%	22%	3%
			Loss severity		0%	150%	78%
Residential mortgage-backed securities	61,190	Broker quoted	Not applicable.
Asset-backed securities and other	63,174	Broker quoted	Not applicable.
High yield corporate loans	613,685	Broker quoted	Not applicable.
Derivative assets, at fair value
Credit default swaps	2,798	Broker quoted	Not applicable.
Total assets, at fair value	$1,121,678
Liabilities
Notes payable of consolidated CDOs, at fair value	$749,719	ASU 2014-13(2)	Not applicable.
Derivative liabilities, at fair value
Credit default swaps	5,399	Broker quoted	Not applicable.
Total liabilities, at fair value	$755,118

(1)	Weighted Average Constant Prepayment Rate, Weighted Average Constant Default Rate and Weighted Average Loss Severity are flat percentages applied to the respective assets to project future cash flows.

(2)	Valued per ASU 2014-13 as described in Note 3.

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

The fair value of open swap contracts reported in the consolidated statements of financial condition may differ from what would be realized in the event the Consolidated Funds terminated their positions in the contracts. Risks may arise as a result of the failure of the counterparty to the swap contract to comply with the terms of the swap contract. The loss incurred by the failure of a counterparty is generally limited to the aggregate fair value of swap contracts in an unrealized gain position, as well as any collateral posted with the counterparty. The risk is mitigated by having a master netting arrangement between each Consolidated Fund and the applicable counterparty and by the posting of collateral by the counterparty to the applicable Consolidated Fund to cover the Consolidated Funds’ exposure to the counterparty. As discussed in Note 2 to the consolidated financial statements, the Consolidated Funds have elected not to offset fair value amounts. Therefore, the Consolidated Funds consider the creditworthiness of the counterparty to each swap contract in evaluating potential credit risk. Additionally, risks may arise from unanticipated movements in the fair value of the underlying investments.

The following tables quantify the volume of the Consolidated Funds’ derivative activity, recorded within assets and liabilities in the consolidated statements of financial condition, at June 30, 2015 and December 31, 2014, through a disclosure of notional amounts, in comparison with the fair value of those derivatives. All notional and fair value amounts are disclosed on a gross basis, prior to counterparty and cash collateral netting:

	June 30, 2015
	( Dollars and notional amounts in thousands )
	Derivative Assets			Derivative Liabilities
Primary Underlying Risk	Financial Statement Location	Notional	Fair Value	Financial Statement Location	Notional	Fair Value
Interest rate contracts	Derivative assets, at fair value	162,850	$2,282	Derivative liabilities, at fair value	84,250	$922
Credit contracts	Derivative assets, at fair value	1,000	5	Derivative liabilities, at fair value	1,000	141
Equity contracts	Derivative assets, at fair value	—	—	Derivative liabilities, at fair value	5,000	75
Gross derivative instruments		163,850	$2,287		90,250	$1,138

	December 31, 2014
	( Dollars and notional amounts in thousands )
	Derivative Assets			Derivative Liabilities
Primary Underlying Risk	Financial Statement Location	Notional	Fair Value	Financial Statement Location	Notional	Fair Value
Interest rate contracts	Derivative assets, at fair value	—	$—	Derivative liabilities, at fair value	201,612	$386
Credit contracts	Derivative assets, at fair value	72,265	2,798	Derivative liabilities, at fair value	180,172	5,399
Foreign exchange contracts	Derivative assets, at fair value	201,400	3,850	Derivative liabilities, at fair value	—	—
Gross derivative instruments		273,665	$6,648		381,784	$5,785

The following tables identify the net realized gains (losses) and change in unrealized gains/losses on derivative contracts included within net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30, 2015
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$(399)	$26	$(373)
Credit contracts	(7)	(9)	(16)
Equity contracts	—	87	87
Total	$(406)	$104	$(302)

	Three Months Ended June 30, 2014
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$750	$2,021	$2,771
Credit contracts	(78)	(5,272)	(5,350)
Equity contracts	(4,011)	698	(3,313)
Foreign exchange contracts	39	(12)	27
Total	$(3,300)	$(2,565)	$(5,865)

	Six Months Ended June 30, 2015
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$(593)	$364	$(229)
Credit contracts	16	(19)	(3)
Equity contracts	—	75	75
Total	$(577)	$420	$(157)

	Six Months Ended June 30, 2014
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$—	$909	$909
Credit contracts	(479)	(4,816)	(5,295)
Equity contracts	(4,011)	698	(3,313)
Foreign exchange contracts	(63)	87	24
Total	$(4,553)	$(3,122)	$(7,675)

At June 30, 2015, the Consolidated Funds did not hold financial instruments where they were considered to be a seller of credit derivatives. At December 31, 2014, the Consolidated Funds held financial instruments where it is considered to be a seller of credit derivatives under U.S. GAAP. The Consolidated Funds’ written credit derivatives include credit default swaps. The Company believes credit ratings on issuers of underlying reference obligations, together with the period of expiration, are the best indicators of payment/performance risk on written credit derivative contracts. A reference obligation is considered investment grade if its credit rating is BBB- or higher, as rated by Standard & Poor’s (“S&P”). The following tables set forth the information related to the Consolidated Funds’ written credit derivatives held December 31, 2014:

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

The following tables list the average yearly notional amounts and number of contracts held at June 30, 2015 and December 31, 2014, categorized by primary underlying risk:

	June 30, 2015
	( Notional amounts in thousands )
	Long Exposure		Short Exposure
Primary Underlying Risk	Average Yearly Notional Amounts	Number of Contracts at June 30, 2015	Average Yearly Notional Amounts	Number of Contracts at June 30, 2015
Interest rate contracts	150,800	9	86,375	11
Credit contracts	500	1	1,000	1
Equity contracts	—	—	2,500	1
Total	151,300	10	89,875	13

	December 31, 2014
	( Notional amounts in thousands )
	Long Exposure		Short Exposure
Primary Underlying Risk	Average Yearly Notional Amounts	Number of Contracts at December 31, 2014	Average Yearly Notional Amounts	Number of Contracts at December 31, 2014
Interest rate contracts	327,500	—	150,708	1
Credit contracts	69,670	34	19,168	8
Foreign exchange contracts	100,000	1	1,275	1
Total	497,170	35	171,151	10

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

At June 30, 2015 and December 31, 2014, the Consolidated Funds hold certain derivative instruments that are eligible for offset in the consolidated statements of financial condition and are subject to master netting arrangements. A master netting arrangement allows each applicable Consolidated Fund and the related counterparty to net derivative assets of each Consolidated Fund or collateral held on behalf of each Consolidated Fund against derivative liabilities or payment obligations of each Consolidated Fund to the counterparty. These arrangements also allow each Consolidated Fund and the applicable counterparty to net any derivative liabilities of each Consolidated Fund or collateral sent to each Consolidated Fund against derivatives assets or counterparty payment obligations to each Consolidated Fund. There are no master netting arrangements between the Consolidated Funds.

Balances are presented on a gross basis in the consolidated statements of financial condition prior to the application of the impact of fair value and collateral netting. The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements), and can potentially be offset in the consolidated statements of financial condition at June 30, 2015 and December 31, 2014:

Offsetting Derivative Assets

	June 30, 2015
	( Dollars in thousands )
		Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Consolidated Statements of Financial Condition	Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Investments in derivatives, at fair value	$2,287	$—	$2,287	$(216)	$—	$2,071
Total	$2,287	$—	$2,287	$(216)	$—	$2,071

Offsetting Derivative Liabilities

	June 30, 2015
	( Dollars in thousands )
		Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Consolidated Statements of Financial Condition	Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Investments in derivatives, at fair value	$1,138	$—	$1,138	$(216)	$(922)	$—
Total	$1,138	$—	$1,138	$(216)	$(922)	$—

Offsetting Derivative Assets

	December 31, 2014
	( Dollars in thousands )
		Gross Amounts Offset in the	Net Amounts of Assets Presented in the	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Gross Amounts of Recognized Assets	Consolidated Statements of Financial Condition	Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Investments in derivatives, at fair value	$6,648	$—	$6,648	$(2,119)	$—	$4,529
Total	$6,648	$—	$6,648	$(2,119)	$—	$4,529

Offsetting Derivative Liabilities

	December 31, 2014
	( Dollars in thousands )
		Gross Amounts Offset in the	Net Amounts of Liabilities Presented in the	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Gross Amounts of Recognized Liabilities	Consolidated Statements of Financial Condition	Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Investments in derivatives, at fair value	$5,785	$—	$5,785	$(2,119)	$(1,801)	$1,865
Total	$5,785	$—	$5,785	$(2,119)	$(1,801)	$1,865

7. Variable Interest Entities

In the ordinary course of business, ZAIS Group sponsors the formation of VIEs that can be broadly classified into the following categories: hedge funds, hybrid private equity funds and securitized structures (CDOs). ZAIS Group generally serves as the investment advisor or collateral manager with certain investment-related, decision-making authority for these entities. The Company has not recorded any liabilities with respect to VIEs that are not consolidated. Certain ZAIS Managed Entities, including the CDOs, are VIEs.

Funds

Prior to the adoption of ASU 2015-02, substantially all of the ZAIS Managed Entities qualified for the deferral granted under ASU 2010-10, Amendments to Statement 167 for Certain Investment Funds (“ASU 2010-10”). As such, the Company evaluated these Funds for consolidation pursuant to former guidance in Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), Consolidation of Variable Interest Entities. Fund investors are entitled to substantially all of the economics of these VIEs, with the exception of management fees and incentive income, if any, earned by ZAIS Group. Accordingly, the determination of whether ZAIS Group is the primary beneficiary of these funds is not impacted by changes in the underlying assumptions made regarding future results or expected cash flows of these VIEs.

In adopting ASU 2015-02, the Company re-evaluated all of the ZAIS Managed Entities for consolidation. As a result of the re-evaluation the Company is no longer required to consolidate ZAIS Opportunity Master Fund, Ltd. and ZAIS Opportunity Fund, Ltd. as it has been determined that the Company’s fee is no longer considered a variable interest. However, as a result of the re-evaluation, the Company is now required to consolidate ZAIS Atlas Master Fund, LP since it has been determined that the Company is the related party most-closely associated with the entity.

In evaluating whether the Company is the primary beneficiary, the Company evaluates its economic interests in the entity held either directly by the Company or indirectly through related parties. For VIEs that are investment companies subject to ASU 2010-10, the primary beneficiary of the VIE is generally the variable interest holder that absorbs a majority of the expected losses of the VIE, receives a majority of the expected residual returns of the VIE, or both. The Company generally is not the primary beneficiary of VIEs created to manage assets for clients unless the Company’s ownership interest, including interests of related parties, is substantial.

The primary beneficiary of a VIE is defined as the variable interest holder that has a controlling financial interest. A controlling financial interest is defined as (i) the power to direct activities of the VIE that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. If no single party satisfies both criteria, but the Company and its related parties satisfy the criteria on a combined basis, then the primary beneficiary is the entity out of the related party group that is most closely associated to the VIE. The consolidation analysis can generally be performed qualitatively, however, if it is not readily apparent that the Company is not the primary beneficiary, a quantitative analysis may also be performed.

Securitized Structures

ZAIS Group acts as collateral manager for CDOs that are VIEs. These are entities that issue collateralized notes which offer investors the opportunity for returns that vary commensurately with the risks they assume. The notes issued by the CDOs are generally backed by asset portfolios consisting of loans, other debt or other derivatives. ZAIS Group receives collateral management fees (which in some cases are waived in lieu of certain ZAIS Managed Entities owning the equity tranches) for acting as the collateral manager for these structures and, subject to hurdle rates, may earn incentive income based on the performance of the vehicles.

Prior to the adoption of ASU 2015-02, the deferral granted under ASU 2010-10 did not apply to securitized structures. Accordingly, the determination of whether ZAIS Group was the primary beneficiary that would consolidate these entities was based on a determination of whether ZAIS Group had (i) the power to direct the activities of the entity that most significantly impact its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Prior to the adoption of the ASU 2015-02, ZAIS Group determined that it possessed the power to direct the activities of the CDOs (with the exception of CLOs that were still in the warehouse stage) that most significantly impact their economic performance through its role as the collateral manager. In addition, ZAIS Group determined that it had the right to receive benefits from the CDOs that could potentially be significant, on a quantitative and qualitative basis. As a result, the Company consolidated certain securitized structures that ZAIS Group manages. CLOs that are still in the warehouse phase are VIEs. ZAIS Group did not consider itself to be the primary beneficiary of these entities because it does not have the power to direct the activities that most significantly impact the economic performance of these structures. Therefore, the CLOs that were still in the warehouse phase prior to January 1, 2015 have not been consolidated by the Company.

In adopting ASU 2015-02, the Company re-evaluated all of its CDOs that are VIEs. The Company determined that it is no longer the primary beneficiary of these entities because under ASU 2015-02, ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms that do not represent variable interests. The Company considered investments its related parties have in the CDOs when determining if ZAIS Group’s fee represented a variable interest. The Company has concluded that for all CDOs its fee does not represent a variable interest and, accordingly, has deconsolidated the CDOs as of January 1, 2015.

The following table presents the assets and liabilities of entities that are VIEs, and consolidated by the Company on a gross basis prior to eliminations due to consolidation at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	Funds	CDOs	Funds	Total
	(Dollars in thousands)
Assets
Assets of Consolidated Funds
Cash and cash equivalents	$18,637	$34,399	$58,971	$93,370
Restricted cash	2,201	—	30,265	30,265
Investments, at fair value	35,799	789,410	327,605	1,117,015
Investments in affiliated securities, at fair value	28,072	—	34,762	34,762
Derivative assets, at fair value	2,287	509	6,139	6,648
Other assets	3,544	9,832	1,766	11,598
Total Assets	$90,540	$834,150	$459,508	$1,293,658
Liabilities
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	$—	$784,481	$—	$784,481
Derivative liabilities, at fair value	1,138	2,374	3,411	5,785
Securities sold, not yet purchased	10,829	—	19,308	19,308
Due to broker	—	21,047	4,600	25,647
Other liabilities	5,896	26,248	2,441	28,689
Total Liabilities	$17,863	$834,150	$29,760	$863,910

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

ZAIS Group has a minimal direct ownership, if any, in the non-consolidated entities that are VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that has been earned and accrued, as well as any direct equity ownership in the VIEs. The net assets of these VIEs were approximately $81.8 million at December 31, 2014. ZAIS Group does not provide, nor is it required to provide, any type of financial support to these entities. At December 31, 2014, ZAIS Group’s maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was approximately $104,000. At June 30, 2015, all entities in which ZAIS Group has a variable interest have been consolidated.

8. Management Fee Income and Incentive Income

ZAIS Group manages certain funds and accounts from which it may earn incentive income based on hedge fund-style and private equity-style fee arrangements. Funds and accounts with hedge fund-style fee arrangements are those that pay an incentive fee/allocation, that may be subject to a hurdle, to ZAIS Group on an annual basis. Funds and accounts with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return must be paid to the investor prior to any payments of incentive-based income to ZAIS Group.

Management fees earned by ZAIS Group for funds and accounts with hedge fund-style fee arrangements generally range from 0.50% to 1.25%, annually, based on net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned by ZAIS Group for funds and accounts with private equity-style fee arrangements generally range from 0.25% to 0.50%, annually, based on either the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or on the amount of capital committed to these funds and accounts by its investors. Management fees earned for the CDOs generally range from 0.15% to 0.50%, annually, and are generally based on the par value of the collateral and cash held in the CDOs. Management fees earned by ZAIS Group from ZAIS Financial Corp. are 1.50%, annually, based on ZAIS Financial Corp.'s stockholders' equity, as defined in the amended and restated investment advisory agreement between a subsidiary of ZAIS and ZAIS Financial Corp. 20% of management fee income received from ZAIS Financial Corp. is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC.

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

For CDOs, incentive income earned generally ranges from 10% to 20% of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in the respective CDOs’ collateral management agreements.

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2015 and June 30, 2014:

	Three months Ended June 30, 2015
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$1,610	$(61)	$1,549
Managed accounts	1,042	—	1,042
Private equity funds	575	—	575
ZAIS Financial Corp.	854	—	854
Total	$4,081	$(61)	$4,020
Incentive Income
Hedge funds	$612	$—	$612
Managed accounts	463	—	463
Private equity funds	138	—	138
Total	$1,213	$—	$1,213

	Three months Ended June 30, 2014
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$892	$(856)	$36
Managed accounts	2,910	—	2,910
Private equity funds	1,917	(362)	1,555
ZAIS Financial Corp.	568	—	568
Total	$6,287	$(1,218)	$5,069
Incentive Income
Hedge funds	$247	$4	$251
Managed accounts	827	—	827
Private equity funds	35,463	(696)	34,767
Total	$36,537	$(692)	$35,845

	Six Months Ended June 30, 2015
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$3,230	$(120)	$3,110
Managed accounts	2,186	—	2,186
Private equity funds	990	—	990
ZAIS Financial Corp.	1,428	—	1,428
Total	$7,834	$(120)	$7,714
Incentive Income
Hedge funds	$625	$—	$625
Managed accounts	463	—	463
Private equity funds	1,033	—	1,033
Total	$2,121	$—	$2,121

	Six months Ended June 30, 2014
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$904	$(868)	$36
Managed accounts	5,871	—	5,871
Private equity funds	9,978	(6,613)	3,365
ZAIS Financial Corp.	1,131	—	1,131
Total	$17,884	$(7,481)	$10,403
Incentive Income
Hedge funds	$339	$(88)	$251
Managed accounts	827	—	827
Private equity funds	45,369	(9,657)	35,712
Total	$46,535	$(9,745)	$36,790

At June 30, 2015, approximately $1,897,000 and $612,000 were accrued for management fee income and incentive income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition. At December 31, 2014, approximately $1,871,000 and $2,412,000 were accrued for management fee income and incentive fee income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition.

 9. Debt Obligations

Notes Payable

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrue interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 31, 2017. The notes were treated as a direct cost attributable to the Business Combination. The Company accrued interest on the notes for the three and six months ended June 30, 2015, which is included in other income (expense) in the consolidated statements of comprehensive income (loss).

Notes Payable of Consolidated CDOs

Prior to adopting ASU 2015-02, the Company consolidated the CDOs that ZAIS Group manages. As a result, the senior and subordinated notes issued by the CDOs are included in the Company’s consolidated statements of financial condition. Notes payable of the consolidated CDOs are collateralized by the assets held by the CDOs, and the assets of one CDO may not be used to satisfy the liabilities of another. This collateral generally consists of loans, other debt and other derivatives. The stated maturity dates for the notes issued by the CDOs range from 2019 to 2057.

At June 30, 2015 no CDOs were consolidated due to the adoption of ASU 2015-02. At December 31, 2014, the fair value of the CDOs’ net assets is approximately $749,719,000. At December 31, 2014, the components of the CDOs’ assets and liabilities and the eliminations for the Consolidated Fund’s investments in CDOs, are as follows:

December 31, 2014
( Dollars in thousands )
Cash and cash equivalents	$34,399
Investments, at fair value:
Collateralized debt obligations	138,637
Commercial mortgage-backed securities	1,606
Residential mortgage-backed securities	13,174
Asset-backed securities and other	22,308
High yield corporate loans	613,685
789,410

Derivative assets (liabilities), net, at fair value	(1,864)
Other assets (liabilities), net	(37,464)
Notes payable of consolidated CDOs, at fair value	784,481
Elimination of Consolidated Funds’ investments in CDOs	(34,762)
Notes payable of consolidated CDOs, at fair value (net of eliminations)	$749,719

As discussed in Note 3, the Company has elected to carry these notes at fair value in its consolidated statements of financial condition. Accordingly, the Company measured the fair value of notes payable (as a group including both the senior and subordinated notes) as (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The Company allocated the resulting amount to the different classes of notes based on the CDOs’ waterfall on an as liquidated basis.

The tables below present information related to the CDOs’ notes outstanding at December 31, 2014. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	December 31, 2014
	( Dollars in thousands )
	Borrowings Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity in Years
Senior Secured Notes	$892,112	$749,344	1.74%	17.80
Subordinated Notes	58,802	375	N/A	21.76
Total	$950,914	$749,719

10. Compensation

Employees are eligible to receive discretionary incentive cash compensation (the “Bonus Award”) on an annual basis. The amount of the Bonus Award is based on, among other factors, both individual performance and the financial results of ZAIS Group. For certain employees, as documented in an underlying agreement (the “Bonus Agreement”), the Bonus Award may be further subject to a retention-based payout schedule that generally provides for 30% of the Bonus Award to vest and be paid incrementally over a three-year period. The Company expenses all current cash incentive compensation award payments ratably in the first year. All future payments are amortized equally over the required service period over the remaining term of the Bonus Award as defined in the Bonus Award Agreements. In the event an award is forfeited pursuant to the terms of the Bonus Agreement, the corresponding accruals will be reversed. For the three months ended June 30, 2015 and June 30, 2014, the Company recorded compensation expense of approximately $681,000 and $2,735,000, respectively, related to Bonus Awards. For the six months ended June 30, 2015 and June 30, 2014, the Company recorded compensation expense of approximately $1,459,000 and $5,615,000, respectively, related to Bonus Awards. At June 30, 2015, ZAIS Group expects to pay approximately $5,001,000 in bonuses that will vest over the next two years subject to Bonus Agreements.

ZAIS Group has entered into Points Agreements with certain of its employees whereby certain employees and former employees have been granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities. For the three months ended June 30, 2015 and June 30, 2014, the Company recorded compensation expense of approximately $32,000 and $7,692,000, respectively, related to incentive fee compensation for Points Agreements. For the six months ended June 30, 2015 and June 30, 2014, the Company recorded compensation expense of approximately $32,000 and $7,784,000, respectively, related to incentive fee compensation for Points Agreements.

In 2013, ZAIS Group established the Income Unit Plan. Under the Income Unit Plan, certain employees were entitled to receive a fixed percentage of ZAIS Group’s distributable income, as defined in the Income Unit Plan agreement. Payout of 85% of the estimated award was made in December of the applicable performance year, and the remaining balance was payable within 30 days of the issuance of ZAIS Group’s audit report for the prior year. An employee must have been actively employed by ZAIS Group on each scheduled payment date to receive the relevant distribution. The Income Unit Plan was terminated effective December 31, 2014. ZAIS Group recorded compensation expense of approximately $2,070,000 and $4,140,000 related to the Income Unit Plan for the three and six months ended June 30, 2014, respectively.

Stock-Based Compensation

In conjunction with the close of the Business Combination on March 17, 2015, ZGP authorized 1,600,000 Class B-0 units which are eligible to be granted to certain employees of ZAIS Group. The Class B-0 units are subject to a two year cliff-vesting provision, whereby all units granted to an employee will be forfeited if the employee resigns or is terminated prior to the two year anniversary of the closing of the Business Combination. Subsequent to the two year anniversary of the Business Combination, an employee will only forfeit vested units if the employee is terminated for cause. The Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest. Upon vesting the B-0 units will have the same rights as Class A units of ZGP and are exchangeable on a one for one basis for Class A common shares subject to the restrictions set forth in the Exchange Agreement included in the Closing 8-K. In accordance with ASC 718, "Compensation - Stock Compensation”, the Company is measuring the compensation expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This compensation expense will be amortized equally over the two year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date.

The following table presents the unvested Class B-0 units’ activity during the period from March 17, 2015 through June 30, 2015:

	Number of B-0 units	Weighted Average Grant Date Fair Value per Unit
Offered – Upon Closing of Business Combination	1,369,119	$9.70
Awards not accepted due to resignation	(16,327)	9.70
Net granted – Upon Closing of Business Combination	1,352,792	9.70
Granted – Post-Closing of Business Combination	50,000	8.80
Forfeited	—	—
Vested	—	—
Balance at June 30, 2015	1,402,792	$9.67

The total compensation expense expected to be recognized in all future periods associated with the B-0 units, considering estimated forfeitures of 4%, is $11,191,000 at June 30, 2015, which is expected to be recognized over the remaining weighted average period of 1.72 years. The Company recorded compensation expense of $1,567,000 and $1,828,000 related to the B-0 units for the three and six months ended June 30, 2015, respectively. The expense relating to these B-0 Units is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

Pursuant to ZAIS’s 2015 Stock Incentive Plan, non-employee directors of ZAIS are eligible to receive RSUs as a component of compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted, as such, are not entitled to any dividends or distributions from ZAIS or other material rights until such RSUs vest. The RSUs vest in full on the one year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, "Compensation - Stock Compensation”, the Company is measuring the expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This expense will be amortized equally over the one year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date.

The following table presents the unvested RSU activity during the three months ended June 30, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Granted	30,000	$9.85
Forfeited	—	—
Vested	—	—
Balance at June 30, 2015	30,000	$9.85

The total expense expected to be recognized in all future periods associated with the RSUs, considering estimated forfeitures of 0%, is $246,000 at June 30, 2015, which is expected to be recognized over the remaining weighted average period of 0.84 years. The Company recorded expense of $49,000 related to the RSUs for the three and six months ended June 30, 2015. The expense relating to these RSUs is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

11. Income Taxes

ZAIS is taxable as a corporation for U.S. tax purposes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal and state income tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the equity holders owning such non-controlling interests in ZAIS subsidiaries. As such, the non-controlling interest’s tax liability or benefit is not reflected in ZAIS’s unaudited consolidated financial statements. As a result of the significant variations in the customary relationship between income tax expense and pre-tax accounting income, the Company is unable to estimate the annual effective tax rate for 2015. Consequently, the actual effective tax rate for the interim period is being utilized.

The Company’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes. The Company provides for U.S. income taxes on a current basis for those earnings. The Company’s foreign subsidiaries pay income taxes in the respective foreign jurisdictions, which are included in provision for income taxes.

The Company recorded income tax (benefit) expense of $(1,682,000) and $(2,583,000) for the three and six months ended June 30, 2015, respectively, related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations, as well as foreign taxes payable to jurisdictions outside the U.S. related to Company’s foreign subsidiaries. The Company recorded income tax (benefit) expense of $(304,000) and $14,000 for the three and six months ended June 30, 2014, respectively, which were only related to foreign taxes.

As of June 30, 2015, the Company had total deferred tax assets of $2,603,000 related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations. There were no deferred tax assets or liabilities recorded in the period prior to the Business Combination, as all the earnings were attributable to ZGP, which is taxed as a partnership for U.S. tax purposes, and were allocated to ZGP’s partners. Deferred tax assets are included in deferred tax assets on the accompanying consolidated statements of financial condition.

Additionally at June 30, 2015, the Company had deferred tax assets of $784,000 related to ZAIS’s net operating losses and capitalized development stage expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. The Company has established a full valuation allowance on the deferred tax assets of $784,000 as of June 30, 2015 as it continues to analyze the deductibility of these expenses and the resulting tax benefit.

The Company’s effective tax rates were 38.92% and 27.17% for the three and six months ended June 30, 2015, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) the effect of income and loss included in pre-tax operating income related to non-controlling interests that are not taxable to the Company, (ii) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, (iii) and other permanent differences. In the period prior to the Business Combination, the earnings of the Company related to the operations of ZGP, which is taxed as a partnership for U.S. income tax purposes. The below table provides the reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate.

	Effective Tax Rate – Three months ended June 30, 2015	Effective Tax Rate – Six months ended June 30, 2015

Pre-Tax Income	35.00%	35.00%

State and Local Income Tax, Net of Fed Benefit	5.57%	3.89%
Other Permanent Differences	0.00%	0.00%
Redeemable non-controlling interests	8.15%	8.18%
Non-controlling interests in Consolidated Funds	2.77%	4.66%
Non-controlling interests in ZGP	-12.57%	-24.56%

Total	38.92%	27.17%

As of June 30, 2015, and June 30, 2014 the Company did not have any unrecognized tax benefits.

12. Related Party Transactions

ZAIS Group offers a range of alternative and traditional investment strategies through private accounts and pooled investment vehicles. ZAIS Group earns substantially all of its management fee income and incentive income from the ZAIS Managed Entities, which are considered related parties as the Company manages the operations of, and makes investment decisions for, these entities. The Company considers ZAIS Group’s principals, executives, employees and all ZAIS Managed Entities to be affiliates and related parties.

ZAIS Group invests in some of its subsidiaries and some of the ZAIS Managed Entities. Investments in subsidiaries and certain ZAIS Managed Entities that are consolidated are eliminated. Investments in certain ZAIS Managed Entities not consolidated are further described in Note 3.

On September 30, 2014, ZGP made a distribution-in-kind to its members of its full partnership interest in ZAIS Value-Added Real Estate Fund I, LP, a Consolidated Fund. The value of the partnership interest at the time of the distribution was approximately $5,310,000 and is reflected as a distribution-in-kind from members’ equity and a corresponding increase to equity attributable to non-controlling interests in Consolidated Funds in the consolidated statement of changes in equity, non-controlling interests and redeemable non-controlling interests. ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CDOs) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees are approximately $30,949,000 and $35,304,000 at June 30, 2015 and June 30, 2014, respectively.

Additionally, ZAIS Group did not charge management fees or earn incentive income on ZAIS CLO 1 and ZAIS CLO 2 since investments were made in these entities by ZAIS Managed Entities, with existing fee arrangements, representing 100% of the equity tranche of ZAIS CLO 1 and ZAIS CLO 2. The total amounts of asset under management that are not being charged fees are approximately $558,288,000 and $431,858,000 at June 30, 2015 and June 30, 2014, respectively.

From time to time, ZAIS Group may pay related research expenses directly to vendors, and subsequently invoices these costs to the respective ZAIS Managed Entities based upon certain criteria. At June 30, 2015 and December 31, 2014, approximately $804,000 and $400,000, respectively, was due to ZAIS Group from the ZAIS Managed Entities as a result of this arrangement. These amounts are included in due from related parties in the consolidated statements of financial condition.

In an effort to simplify the corporate structure of ZAIS Group’s operations, ZAISGroup International, LLP transferred, as of August 12, 2014, its business assets, liabilities, operations and staff, as well as its FCA authorization, to a new company named ZAIS Group (UK) Limited. ZAIS Group (UK) Limited is a wholly-owned subsidiary of ZAIS Group, and carries out the same roles and functions from the same premises, and with the same personnel, as ZAISGroup International, LLP had previously carried out.

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

ZAIS Group is a party to a consulting agreement with Tracy Rohan, Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earned approximately $29,000 and $32,000 for her services for the three months ended June 30, 2015 and June 30, 2014, respectively. Ms. Rohan earned approximately $58,000 and $63,000 for her services for the six months ended June 30, 2015 and June 30, 2014, respectively.

Related Party Transactions of Consolidated Funds

For the three months ended June 30, 2014, ZAIS Opportunity Master Fund, Ltd. entered into purchase and sale transactions with Deutsche Bank Securities, Inc., an entity affiliated with the Board of Directors for the ZAIS Opportunity Master Fund, Ltd. Total purchases at fair value of approximately $0, and total sales at fair value of approximately $4,000, with net losses of approximately $459,000 for the three months ended June 30, 2014 were made with this affiliated party.

Also, for the six months ended June 30, 2014, ZAIS Opportunity Master Fund, Ltd. entered into purchase and sale transactions with Deutsche Bank Securities, Inc., an entity affiliated with the Board of Directors for the ZAIS Opportunity Master Fund, Ltd. Total purchases at fair value of approximately $0, and total sales at fair value of approximately $4,000, with net losses of approximately $459,000 for the six months ended June 30, 2014 were made with this affiliated party.

13. Fixed Assets

Fixed assets consist of the following:

	June 30, 2015	December 31, 2014
	( Dollars in thousands )
Office equipment	$3,160	$3,073
Leasehold improvements	944	938
Furniture and fixtures	584	569
Software	428	402
	5,116	4,982
Less accumulated depreciation and amortization	(4,101)	(3,891)
Total	$1,015	$1,091

For the three months ended June 30, 2015 and June 30, 2014, depreciation and amortization expense amounted to approximately $146,000 and $143,000, respectively. For the six months ended June 30, 2015 and June 30, 2014, depreciation and amortization expense from continuing operations amounted to approximately $208,000 and $236,000, respectively. The change in accumulated depreciation and amortization also includes the change in foreign currency spot rates for each respective period presented.

14. Commitments and Contingencies

Lease Obligations

ZAIS Group is obligated under operating lease agreements for office space expiring through October 2017. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. Aggregate future minimum annual rental payments for the periods subsequent to June 30, 2015 are approximately as follows:

Period	Amount
( Dollars in thousands )
Six Months Ending December 31, 2015	$470
Year Ending December 31, 2016	940
Year Ending December 31, 2017	730
$2,140

Rent expense is amortized on a straight-line basis and is included in general, administrative and other in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2015 and June 30, 2014, rent expense amounted to approximately $282,000 and $421,000, respectively. For the six months ended June 30, 2015 and June 30, 2014, rent expense amounted to approximately $818,000 and $837,000, respectively.

Litigation

From time to time, ZAIS Group may become involved in various claims and legal actions arising in the ordinary course of business. Management is not aware of any contingencies that would require accrual or disclosure in the financial statements at June 30, 2015.

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

15. Segment Reporting

The ZAIS Managed Entities segment is currently the Company’s only reportable segment, and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The ZAIS Managed Entities segment provides investment advisory and asset management services to ZAIS Group’s private funds, structured vehicles, separately managed accounts and ZAIS Financial Corp., a publicly traded Mortgage REIT.

16. Earnings Per Share

Shares of Class B common stock have no impact on the calculation of consolidated net income (loss) per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014		Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
	(Dollars in thousands, except shares and per share data)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(2,947)	$20,307	(1)	$(3,770)	$26,797	(1)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	(2,231)	—		(6,745)	—
Less: Consolidated Net Income (Loss), net of tax, attributable to ZAIS REIT Management, LLC Class B Members(2)	(283)	—		(283)	—
Income tax (benefit) expense(3)	1,027	—		2,871	—
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$(4,434)	$20,307		$(7,927)	$26,797
Denominator:
Weighted average number of shares of Class A Common Stock	13,870,917	7,000,000	(5)	8,046,665	7,000,000	(5)
Effect of dilutive securities:
Weighted average number of Class A Units of ZGP	7,000,000	—		7,000,000	—
Dilutive number of B-0 Units and RSUs(4)	—	—		—	—
Diluted weighted average shares outstanding(6)	20,870,917	7,000,000		15,046,665	7,000,000
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$(0.21)	$2.90		$(0.47)	$3.83
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$(0.21)	$2.90		$(0.53)	$3.83

(1) –	Consolidated Net Income (Loss), net of tax for all periods prior to the Business Combination is attributable to ZGP Founder Members
(2) –	Amount represents portion of the management fee income received from ZAIS Financial Corp. that is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC.
(3) –	Income tax (benefit) / expense is calculated using an assumed tax rate of 40.85%.
(4) –	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors. These units are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(5) –	Refer to Note 2 for the details around the number of units used to calculate earnings per share for periods prior to the Business Combination
(6) –	Number of diluted shares outstanding takes into account non-controlling interests of ZAIS Group Parent, LLC that may be exchanged for Class A Common Stock under certain circumstances.

17. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position at June 30, 2015 and December 31, 2014, and results of operations for the three and six months ended June 30, 2015 and June 30, 2014:

	June 30, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$75,198	$—	$—	$75,198
Income and fees receivable	2,509	—	—	2,509
Investments in affiliates, at fair value	263	—	(263)	—
Due from related parties	1,047	—	(25)	1,022
Fixed assets, net	1,015	—	—	1,015
Prepaid expenses	2,214	—	—	2,214
Deferred tax assets	2,603	—	—	2,603
Other assets	3,232	—	—	3,232
Assets of Consolidated Funds
Cash and cash equivalents	—	18,637	—	18,637
Restricted cash	—	2,201	—	2,201
Investments, at fair value	—	35,799	—	35,799
Investments in affiliated securities, at fair value	—	28,072	—	28,072
Derivative assets, at fair value	—	2,287	—	2,287
Other assets	—	3,544	—	3,544
Total Assets	$88,081	$90,540	$(288)	$178,333
Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Notes payable	$1,252	$—	$—	$1,252
Compensation payable	1,578	—	—	1,578
Due to related parties	174	—	—	174
Other liabilities	3,146	—	—	3,146
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	—	—	—	—
Securities sold, not yet purchased	—	10,829	—	10,829
Derivative liabilities, at fair value	—	1,138	—	1,138
Other liabilities	—	5,896	(25)	5,871
Total Liabilities	6,150	17,863	(25)	23,988

Commitments and Contingencies (Note 14)

Redeemable Non-controlling Interests	—	61,875	(249)	61,626

Equity
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	58,834	—	—	58,834
Retained earnings (Accumulated deficit)	(3,770)	—	—	(3,770)
Accumulated other comprehensive income (loss)	321	—	—	321
Total stockholders’ equity, ZAIS Group Holdings, Inc.	55,386	—	—	55,386
Non-controlling interests in ZAIS Group Parent, LLC	26,545	—	—	26,545
Non-controlling interests in Consolidated Funds	—	10,802	(14)	10,788
Total Equity	81,931	10,802	(14)	92,719
Total Liabilities, Redeemable Non-controlling Interests and Equity	$88,081	$90,540	$(288)	$178,333

	December 31, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$7,664	$—	$—	$7,664
Income and fees receivable	11,223	—	(6,940)	4,283
Investments in affiliates, at fair value	1,752	—	(1,648)	104
Due from related parties	968	—	(320)	648
Fixed assets, net	1,091	—	—	1,091
Prepaid expenses	1,543	—	—	1,543
Other assets	3,310	—	—	3,310
Assets of Consolidated Funds
Cash and cash equivalents	—	94,212	—	94,212
Restricted cash	—	30,265	—	30,265
Investments, at fair value	—	1,126,737	—	1,126,737
Investments in affiliated securities, at fair value	—	66,219	(34,762)	31,457
Derivative assets, at fair value	—	6,648	—	6,648
Other assets	—	11,599	(22)	11,577
Total Assets	$27,551	$1,335,680	$(43,692)	$1,319,539

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Compensation payable	$6,094	$—	$—	$6,094
Due to related parties	32	—	—	32
Other liabilities	3,050	—	—	3,050
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	—	784,481	(34,762)	749,719
Securities sold, not yet purchased	—	19,308	—	19,308
Derivative liabilities, at fair value	—	5,785	—	5,785
Due to broker	—	21,047	—	21,047
Other liabilities	—	40,144	(7,281)	32,863
Total Liabilities	9,176	870,765	(42,043)	837,898

Commitments and Contingencies (Note 14)

Redeemable Non-controlling Interests	—	452,925	—	452,925

Equity
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	—	—	—	—
Retained earnings (Accumulated deficit)	18,188	1,650	(1,649)	18,189
Accumulated other comprehensive income (loss)	186	—	—	186
Total stockholders’ equity, ZAIS Group Holdings, Inc.	18,375	1,650	(1,649)	18,376
Non-controlling interests in ZAIS Group Parent, LLC	—	—	—	—
Non-controlling interests in Consolidated Funds	—	10,340	—	10,340
Total Equity	18,375	11,990	(1,649)	28,716
Total Liabilities, Redeemable Non-controlling Interests and Equity	$27,551	$1,335,680	$(43,692)	$1,319,539

	Three months Ended June 30, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$4,081	$—	$(61)	$4,020
Incentive income	1,213	—	—	1,213
Other revenues	106	—	—	106
Income of Consolidated Funds	—	1,365	—	1,365
Total Revenues	5,400	1,365	(61)	6,704
Expenses
Compensation and benefits	7,361	—	—	7,361
General, administrative and other	4,764	—	—	4,764
Depreciation and amortization	146	—	—	146
Expenses of Consolidated Funds	—	505	(60)	445
Total Expenses	12,271	505	(60)	12,716
Other Income (loss)
Net gain (loss) on investments	2	—	(2)	—
Other income (expense)	9	—	—	9
Net gains of Consolidated Funds’ investments	—	774	—	774
Total Other Income (loss)	11	774	(2)	783
Income (loss) before income taxes	(6,860)	1,634	(3)	(5,229)
Income tax (benefit) expense	(1,682)	—	—	(1,682)
Consolidated net income (loss) , net of tax	(5,178)	1,634	(3)	(3,547)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	291	—	—	291
Total Comprehensive Income (Loss)	$(4,887)	$1,634	$(3)	$(3,256)

	Three months Ended June 30, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$6,287	$—	$(1,218)	$5,069
Incentive income	36,537	—	(692)	35,845
Other revenues	245	—	(17)	228
Income of Consolidated Funds	—	10,181	6,837	17,018
Total Revenues	43,069	10,181	4,910	58,160
Expenses
Compensation and benefits	18,126	—	—	18,126
General, administrative and other	4,579	—	—	4,579
Depreciation and amortization	143	—	—	143
Expenses of Consolidated Funds	—	11,484	(10,666)	818
Total Expenses	22,848	11,484	(10,666)	23,666
Other Income (loss)
Net gain (loss) on investments	1,444	—	(1,435)	9
Other income (expense)	(101)	—	—	(101)
Net gains of Consolidated Funds’ investments	—	(129,093)	127,235	(1,858)
Total Other Income (loss)	1,343	(129,093)	125,800	(1,950)
Income (loss) before income taxes	21,564	(130,396)	141,376	32,544
Income tax (benefit) expense	(304)	—	—	(304)
Consolidated net income (loss) , net of tax	21,868	(130,396)	141,376	32,848
Other Comprehensive Income (Loss) , net of tax
Foreign currency translation adjustment	43	—	—	43
Total Comprehensive Income (Loss)	$21,911	$(130,396)	$141,376	$32,891

	Six months Ended June 30, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$7,834	$—	$(120)	$7,714
Incentive income	2,121	—	—	2,121
Other revenues	137	—	—	137
Income of Consolidated Funds	—	3,209	—	3,209
Total Revenues	10,092	3,209	(120)	13,181
Expenses
Compensation and benefits	13,931	—	—	13,931
General, administrative and other	9,101	—	—	9,101
Depreciation and amortization	208	—	—	208
Expenses of Consolidated Funds	—	1,633	(119)	1,514
Total Expenses	23,240	1,633	(119)	24,754
Other Income (loss)
Net gain (loss) on investments	45	—	(45)	—
Other income (expense)	7	—	—	7
Net gains of Consolidated Funds’ investments	—	1,984	—	1,984
Total Other Income	52	1,984	(45)	1,991
Income (loss) before income taxes	(13,096)	3,560	(46)	(9,582)
Income tax (benefit) expense	(2,583)	—	—	(2,583)
Consolidated net income (loss) , net of tax	(10,513)	3,560	(46)	(6,999)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	483	—	—	483
Total Comprehensive Income (Loss)	$(10,030)	$3,560	$(46)	$(6,516)

	Six months Ended June 30, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$17,884	$—	$(7,481)	$10,403
Incentive income	46,535	—	(9,745)	36,790
Other revenues	407	—	(38)	369
Income of Consolidated Funds	—	52,290	5,443	57,733
Total Revenues	64,826	52,290	(11,821)	105,295
Expenses
Compensation and benefits	28,110	—	—	28,110
General, administrative and other	7,614	—	—	7,614
Depreciation and amortization	236	—	—	236
Expenses of Consolidated Funds	—	117,017	(29,054)	87,963
Total Expenses	35,960	117,017	(29,054)	123,923
Other Income (loss)
Net gain (loss) on investments	1,618	—	(1,639)	(21)
Other income (expense)	60	—	—	60
Net gains of Consolidated Funds’ investments	—	(58,850)	126,643	67,793
Total Other Income	1,678	(58,850)	125,004	67,832
Income (loss) before income taxes	30,544	(123,577)	142,237	49,204
Income tax (benefit) expense	14	—	—	14
Consolidated net income (loss) , net of tax	30,530	(123,577)	142,237	49,190
Other Comprehensive Income (Loss) , net of tax
Foreign currency translation adjustment	(201)	—	—	(201)
Total Comprehensive Income (Loss)	$30,329	$(123,577)	$142,237	$48,989

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, references to (i) the “Company” refer to ZAIS Group Holdings, Inc. (“ZAIS”), together with its consolidated subsidiaries, (ii) “ZAIS Group” refer to ZAIS Group, LLC, and (iii) “ZGP“ refer to ZAIS Group Parent, LLC.

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

Overview

A summary of the Company’s results for the three months ended June 30, 2015 and June 30, 2014 are as follows:

•	As of June 30, 2015 and June 30, 2014, ZAIS Group’s assets under management (“AUM”) was approximately $4.359 billion and $5.038 billion, respectively.

o

AUM primarily is comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and does not treat leverage and other operating liabilities as a reduction of AUM. Further to the change in calculation methodology effective January 1, 2014 that was discussed in the AUM-related sections of the Closing 8-K, ZAIS Group has clarified the AUM calculation for issued structured vehicles to exclude interest payable to investors, which cannot be managed by ZAIS Group.  ZAIS Group’s June 30, 2015 AUM uses values for:  Euro EPICS I plc ("Euro Epics") as of June 10, 2015, Galleria CDO V, Ltd. (“Galleria V”) as of June 9, 2015, ZAIS Investment Grade Limited IX (“ZING IX”) as of June 3, 2015, ZAIS CLO 1, Limited (“CLO 1”) as of June 4, 2015 and ZAIS CLO 2, Limited (“CLO 2”) as of June 16, 2015.

•	Management fee income, before elimination of management fee income generated from the Consolidated Funds (as described and defined below under “—Understanding the Company’s Results”), was $4.1 million for the three months ended June 30, 2015, compared to $6.3 million for the three months ended June 30, 2014. See Footnote 17 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

•	Incentive income, before elimination of incentive income generated from the Consolidated Funds, was $1.2 million for the three months ended June 30, 2015, compared to $36.5 million for the three months ended June 30, 2014, respectively. See Footnote 17 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

•	Consolidated net loss of the Company was $(3.5) million for the three months ended June 30, 2015, of which $(2.9) million of loss was allocated to ZAIS’s Class A common stockholders with the remaining amount being allocated to all non-controlling interests, compared to consolidated net income of $32.8 million for the three months ended June 30, 2014, of which $20.3 million was allocated to non-controlling interests in ZGP with the remaining amount being allocated to all remaining non-controlling interests.

•	Distributable Earnings (as described and defined under “- Understanding the Company’s Results – Distributable Earnings and Adjusted EBITDA”) for the Company was a negative $(3.3) million, or $(0.16) per diluted weighted average Class A common share outstanding for the three months ended June 30, 2015, compared to a positive $15.7 million, or $2.24 per diluted weighted average Class A common share outstanding for the three months ended June 30, 2014.

•	Adjusted EBITDA (as described and defined under “- Understanding the Company’s Results – Distributable Earnings and Adjusted EBITDA”) for the Company was a negative $(4.8) million, or $(0.23) per diluted weighted average Class A common share outstanding for the three months ended June 30, 2015, compared to a positive $15.5 million, or $2.22 per diluted weighted average Class A common share outstanding for the three months ended June 30, 2014.

A summary of the Company’s results for the six months ended June 30, 2015 and June 30, 2014 are as follows:

•	Management fee income, before elimination of management fee income generated from the Consolidated Funds (as described and defined below under “—Understanding the Company’s Results”), was $7.8 million for the six months ended June 30, 2015, compared to $17.9 million for the six months ended June 30, 2014. See Footnote 17 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

•	Incentive income, before elimination of incentive income generated from the Consolidated Funds, was $2.1 million for the six months ended June 30, 2015, compared to $46.5 million for the six months ended June 30, 2014, respectively. See Footnote 17 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

•	Consolidated net loss of the Company was $(7.0) million for the six months ended June 30, 2015, of which $(3.8) million of loss was allocated to ZAIS’s Class A common stockholders with the remaining amount being allocated to all non-controlling interests, compared to consolidated net income of $49.2 million for the six months ended June 30, 2014, of which $26.8 million was allocated to non-controlling interests in ZGP with the remaining amount being allocated to all remaining non-controlling interests.

•	Distributable Earnings (as described and defined under “- Understanding the Company’s Results – Distributable Earnings and Adjusted EBITDA”) for the Company was a negative $(6.4) million, or $(0.43) per diluted weighted average Class A common share outstanding for the six months ended June 30, 2015, compared to a positive $26.1 million, or $3.72 per diluted weighted average Class A common share outstanding for the six months ended June 30, 2014.

•	Adjusted EBITDA (as described and defined under “- Understanding the Company’s Results – Distributable Earnings and Adjusted EBITDA”) for the Company was a negative $(10.6) million, or $(0.70) per diluted weighted average Class A common share outstanding for the six months ended June 30, 2015, compared to a positive $26.3 million, or $3.76 per diluted weighted average Class A common share outstanding for the six months ended June 30, 2014.

See “Results of Operations” in this section for further discussions about the changes in the Company’s consolidated revenues, expenses and net income.

For reconciliations of ZAIS’s Distributable Earnings and Adjusted EBITDA to the most comparable GAAP measure, please see “—Distributable Earnings and Adjusted EBITDA Reconciliations” at the end of this section.

Organization Structure

The following diagram illustrates the Company’s corporate structure following the Business Combination

Understanding the Company’s Results

ZAIS conducts substantially all of its business through ZGP and its subsidiaries. GAAP requires that the Company consolidate certain of the ZAIS Managed Entities in which it has a minority ownership interest or no ownership interest, in its consolidated financial statements (the “Consolidated Funds”). The majority ownership interests in the Consolidated Funds are held by the investors in the Consolidated Funds, and these interests are included in redeemable non-controlling interests and non-controlling interests in Consolidated Funds in the consolidated statements of financial condition.

When a ZAIS Managed Entity is consolidated, the assets, liabilities, revenues, expenses and cash flows of that entity are reflected on a gross basis, subject to eliminations in consolidation. The consolidation has no effect on the Company’s net income since its share of the earnings from these Consolidated Funds is included in equity. Conversely, the presentation of incentive income compensation expense and other expenses associated with generating such reclassified revenue is not affected by the consolidation process. The Company has elected to implement ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) using the modified retrospective method, which results in an effective date or adoption of January 1, 2015 and will not require the restatement of prior period results. As a result, certain ZAIS Managed Entities which were required to be consolidated in periods prior to January 1, 2015 are no longer being consolidated. Accordingly, current period revenues and expenses on a consolidated basis will not be comparable to prior periods presented. Refer to the sections below which compare the periods on an “Adjusted EBITDA Basis – Non GAAP”, which removes the impact of consolidation of the Consolidated Funds.

ZGP became the sole owner of ZAIS Group on March 31, 2014. Therefore, for any reporting periods prior to March 31, 2014, any membership interests of ZAIS Group held by members other than ZGP are reflected as redeemable non-controlling interests.

Core Business

Revenues

The Company’s operations have been financed by cash flows generated by its core business. The Company’s principal sources of revenues are management fees and incentive fees for investment advisory services provided to the ZAIS Managed Entities. For any given period, the Company’s revenues are influenced by the amount of AUM, the investment performance and the timing of when incentive income is recognized for certain of the ZAIS Managed Entities, as discussed below. As noted above, AUM has been trending downward since 2007. This trend results from the wind-up and liquidation of a number of private equity-style and structured vehicles combined with challenges ZAIS Group and other asset managers have faced in raising new capital in the wake of the 2008 financial crisis. Structured credit products have been disfavored by investors in the current low interest rate environment. This trend will likely continue until interest rates rise to a level presenting more attractive yields.

Management fees. Management fees earned for funds and accounts with hedge fund-style fee arrangements generally range from 0.50% to 1.25%, annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned for funds and accounts with private equity-style fee arrangements generally range from 0.25% to 0.50%, annually, based on either the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or on the amount of capital committed to these funds and accounts by its investors. Management fees earned for the CDOs generally range from 0.15% to 0.50%, annually, and are generally based on the par value of the collateral and cash held in the CDOs. The management fee earned from ZAIS Financial Corp. is 1.50%, annually, based on ZAIS Financial Corp.’s stockholders' equity, as defined in the amended and restated investment advisory agreement between a subsidiary of ZAIS Group and ZAIS Financial Corp. 20% of management fee income received from ZAIS Financial Corp. is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC.

In addition to the management fee income mentioned above, subordinated management fees may be earned from CDOs for which ZAIS Group acts as collateral manager. The subordinated management fee is an additional payment for the same service, but has a lower priority in the CDOs’ cash flows. The subordinated management fee is contingent upon the economic performance of the respective CDO assets. If the CDOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CDOs of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee income when collected. When collection is not reasonably assured, ZAIS Group recognizes the subordinated management fee as payments are received.

Incentive income. Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable, also referred to as crystallized and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the ZAIS Managed Entities. The criteria for revenue recognition are typically met only after all contributed capital and the preferred return, if any, on that capital have been distributed to the ZAIS Managed Entities’ investors for vehicles with private equity-style fee arrangements, and is typically met only after any profits exceed a high-water mark for vehicles with hedge fund style fee arrangements.

For funds and accounts with hedge fund-style fee arrangements, incentive income earned generally ranges from 10% to 20% of the net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operating agreement. Additionally, all funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or “perpetual high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. The funds and accounts pay incentive fees/allocations, generally on an annual basis, on any net profits in excess of the high-water mark, subject to a hurdle rate of return, where applicable.

For funds and accounts with private equity-style fee arrangements, incentive income earned is generally 20% of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in each fund’s advisory agreement. This incentive income is paid based on a cumulative inception-to-date return of the entity after the investment period has passed.

For CDOs, incentive income earned generally ranges from 10% to 20% of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in the respective CDOs’ collateral management agreements.

The management fees and incentive income from the Consolidated Funds are eliminated in consolidation, and therefore are not reflected as revenue in the Company’s consolidated financial statements. ZAIS Group’s share of the earnings from the consolidated ZAIS Managed Entities is increased by the amount of the eliminated management fees and incentive income.

Other revenues. Fees for data, funding and analytical services provided to outside parties and affiliated funds are accrued as earned.

Expenses

Compensation and benefits. Compensation and benefits is comprised of salaries, payroll taxes, employer contributions to welfare plans and discretionary and guaranteed cash bonuses and other contractual compensation programs payable to employees and non-employee directors. Compensation and benefits is generally recognized over the related service period. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses and guaranteed cash bonuses and other contractual compensation programs generally comprising a significant portion of total compensation and benefits.

The Company’s compensation plans include the following:

ZAIS Group, LLC Income Unit Plan

Under the Income Unit Plan, a portion of ZAIS Group’s net operating income (after making certain adjustments) is due to certain of ZAIS Group’s employees. These amounts are accrued as compensation expense in the period incurred. This plan was terminated with an effective date of December 31, 2014.

Cash and Equity Based Awards

Compensation and benefits relating to the issuance of cash-based and equity-based awards to certain employees and non-employee directors is measured at fair value on the grant date. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for actual forfeiture rates. With respect to equity-based retention compensation, cash-settled awards are classified as liabilities and are re-measured at the end of each reporting period.

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group does not anticipate awarding additional Points Agreements to employees related to income from any ZAIS Managed Entities. Points were awarded to certain employees associated with the operation and management of certain ZAIS Managed Entities in the form of compensation agreements (“Points Agreements”). Under the Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from the referenced entities, including income from the Consolidated Funds that is eliminated in consolidation, to certain employees and former employees. Amounts payable pursuant to these arrangements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs in the same period the related income is received. Most recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks.

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

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Management fee income	$4,020	$5,069	$(1,049)	-21%
Incentive income	1,213	35,845	(34,632)	-97%
Other revenues	106	228	(122)	-54%
Income of Consolidated Funds	1,365	17,018	(15,653)	-92%
Total Revenues	$6,704	$58,160	$(51,456)	-88%

Total revenues decreased by $51.5 million primarily due to the following:

•	The $1.0 million decrease in management fees was primarily due to the year-over-year reduction in AUM of $1.071 billion, which was driven by the liquidation of several private equity style funds throughout 2014.

•	The $34.6 million decrease in incentive income is primarily driven by the recognition of incentive income from the private equity style fund, SerVertis, during the three months ended June 30, 2014.

•	The $15.7 million decrease in income of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the three months ended June 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

The following table details the changes to our AUM for three months ended June 30, 2015 and June 30, 2014. The methodology for calculating AUM is described in the Overview section.

	Three Months Ended June 30, 2015
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.756	$1.562	$0.844	$4.162
Contributions (2)	0.425 (8)	—	0.001	0.426
Distributions (3)	(0.057)	(0.005)	—	(0.062)
Redemptions (4)	(0.117)	—	(0.001)	(0.118)
Profit & Loss (5)	0.011	0.010	0.017	0.038
Other (6)	(0.175)	0.008	0.080	(0.087)
End of Period AUM (7)	$1.843	$1.575	$0.941	$4.359

Average AUM (9)	$1.800	$1.569	$0.893	$4.261

	Three Months Ended June 30, 2014
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (10)	$2.762		$1.788	$0.683	$5.233
Contributions (2)	0.129	(12)	—	0.122	0.251
Distributions (3)	(0.226)		(0.329)	—	(0.555)
Redemptions (4)	—		—	—	—
Profit & Loss (5)	0.020		0.045	0.010	0.075
Other (6)	0.137		(0.081)	(0.022)	0.034
End of Period AUM (11)	$2.822		$1.423	$0.793	$5.038

Average AUM (9)	$2.792		$1.606	$0.738	$5.136

(1) AUM uses values for: Euro Epics and Galleria V as of March 10, 2015, ZING IX as of March 3, 2015, CLO 1,

as of March 5, 2015, CLO 2 as of March 16, 2015 and ZAIS Financial Corp. as of December 31, 2014.

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

(7) AUM uses values for: Euro Epics as of June 10, 2015, Galleria V as of June 9, 2015, ZING IX as of June 3, 2015,

CLO 1 as of June 4, 2015 and CLO 2 as of June 16, 2015.

(8) Amount represents the pricing of ZAIS CLO 3, Limited (“CLO 3”). Balance includes $2 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

(9) Average is based on the beginning and ending balance for the period presented.

(10) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. and ZAIS Financial Corp. are as of September 30, 2013, EPICS I Ltd. ("Epics") and CO-EPICS I Ltd. ("Co-Epics") are as of December 13, 2013, Euro Epics is as of December 10, 2013, Galleria V is as of December 12, 2013, ZAIS Investment Grade Limited VI (“ZING VI”) is as of December 12, 2013, ZAIS Investment Grade Limited II (“ZING II”) and ZAIS Investment Grade Limited X (“ZING X”) are as of November 29, 2013 and ZING IX is as of December 3, 2013.

(11) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. as of March 31, 2014, Epics and Co-Epics are as of June 13, 2014, Euro Epics as of June 10, 2014, Galleria V as of June 9, 2014, ZING X as of May 30, 2014, ZING IX as of June 3, 2014 and CLO 1 as of June 5, 2014.

(12) Balance includes $35 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

Expenses

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Compensation and benefits	$7,361	$18,126	$(10,765)	-59%
General, administrative and other	4,764	4,579	185	4%
Depreciation and amortization	146	143	3	2%
Expenses of Consolidated Funds	445	818	(373)	-46%
Total Expenses	$12,716	$23,666	$(10,950)	-46%

Total expenses decreased by $11.0 million primarily due to the following:

•	A $10.8 million decrease in compensation and benefits predominately due to the following: (i) a $7.8 million decrease in expenses relating to incentive compensation from Points agreements as a result of the crystallization of incentive income on the private-equity style fund SerVertis; (ii) a $ 3.8 million decrease in accrued expenses relating to 2014 bonuses and the Income Unit Plan which was terminated effective December 31, 2014; and (iii) a $1.6 million increase in equity compensation relating to B-0 units awarded to key employees of ZAIS Group and RSUs awarded to ZAIS’s non-employee directors.

•	A $0.2 million increase in general, administrative and other expenses, primarily due to the following: (i) a $2.2 million increase in professional fees due to a $1.0 million increase in legal fees, a $0.6 million increase in recruiting fees, a $0.3 million increase in accounting fees, and a $0.3 million increase in consulting fees; and (ii) a $1.7 million decrease in solicitation fees paid as a result of the crystallization of incentive income on the private-equity style fund SerVertis and a $0.2 million decrease in rent and other expenses as a result of the closing of the Shanghai office in 2015.

•	A $0.4 million decrease in expenses of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the three months ended June 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

Other Income

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Net gain (loss) on investments	$—	$9	$(9)	-100%
Other income (expense)	9	(101)	110	109%
Net gain / (loss) on Consolidated Funds’ investments	774	(1,858)	2,632	142%
Total Other Income	$783	$(1,950)	$2,733	140%

Total other income increased by $2.7 million primarily due to a $2.6 million increase in net gain / (loss) of Consolidated Funds which was primarily due to the exclusion of certain ZAIS Managed Entities for the three months ended June 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

Income Taxes

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Income tax (benefit) expense	$(1,682)	$(304)	$(1,378)	-453%

Income tax benefit increased by $1.4 million primarily due to the income tax benefit on the loss allocated to ZAIS stockholders. See Note 11 to the Company’s consolidated financial statements for information regarding the items affecting the Company’s effective income tax rate.

As of and for the three months ended June 30, 2015 and June 30, 2014, ZGP was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$291	$43	$248	577%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that the Company uses to translate the assets and liabilities of its foreign subsidiaries.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to redeemable non-controlling interests, non-controlling interests in Consolidated Funds and to non-controlling interests in ZAIS Group Parent, LLC:

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Redeemable non-controlling interests	$1,217	$10,656	$(9,439)	-89%

Non-controlling interests in Consolidated Funds	$414	$1,885	$(1,471)	-78%

Non-controlling interests in ZAIS Group Parent, LLC	$(2,231)	$20,307	$(22,538)	-111%

•	A $9.4 million decrease in the net income allocated to redeemable non-controlling interests is driven primarily by the exclusion of certain ZAIS Managed Entities for the three months ended June 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q.

•	A $1.5 million decrease in the net income allocated to non-controlling interests in Consolidated Funds is driven primarily by the decrease in income and net gains allocated to investors that do not have the right to redeem their interests.

•	A $22.5 million decrease in net income allocated to non-controlling interests in ZGP is driven primarily by the decrease in management fees and incentive income due the liquidation of several private equity-style funds during 2014.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Equity

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Equity	$(2,947)	$—	$(2,947)	-100%

The net loss attributable to Stockholders’ Equity, ZAIS Group Holdings, Inc. represents its respective allocation of the losses incurred by ZGP for the three months ending June 30, 2015. The losses for the period are primarily due to decreased management fees and incentive income due the liquidation of several private equity-style funds during 2014 as described further above.

Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Management fee income	$7,714	$10,403	$(2,689)	-26%
Incentive income	2,121	36,790	(34,669)	-94%
Other revenues	137	369	(232)	-63%
Income of Consolidated Funds	3,209	57,733	(54,524)	-94%
Total Revenues	$13,181	$105,295	$(92,114)	-87%

Total revenues decreased by $92.1 million primarily due to the following:

•	The $2.7 million decrease in management fees was primarily due to the year-over-year reduction in AUM of $1.034 billion, which was driven by the liquidation of several private equity style funds throughout 2014.

•	The $34.7 million decrease in incentive income is primarily driven by the recognition of incentive income from the private equity style fund, SerVertis, during the six months ended June 30, 2014.

•	The $54.5 million decrease in income of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the six months ended June 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

The following table details the changes to our AUM for six months ended June 30, 2015 and June 30, 2014. The methodology for calculating AUM is described in the Overview section.

	Six Months Ended June 30, 2015
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.931	$1.433	$0.771	$4.135
Contributions (2)	0.433 (8)	—	0.004	0.437
Distributions (3)	(0.142)	(0.010)	—	(0.152)
Redemptions (4)	(0.273)	—	(0.001)	(0.274)
Profit & Loss (5)	(0.105)	0.025	0.032	(0.048)
Other (6)	(0.001)	0.127	0.135	0.261
End of Period AUM (7)	$1.843	$1.575	$0.941	$4.359

Average AUM (9)	$1.887	$1.504	$0.856	$4.247

	Six Months Ended June 30, 2014
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (10)	$2.820		$1.721	$0.628	$5.169
Contributions (2)	0.448	(12)	—	0.130	0.578
Distributions (3)	(0.463)		(0.359)	—	(0.822)
Redemptions (4)	(0.043)		—	(0.031)	(0.074)
Profit & Loss (5)	0.033		0.068	0.019	0.120
Other (6)	0.027		(0.007)	0.047	0.067
End of Period AUM (11)	$2.822		$1.423	$0.793	$5.038

Average AUM (9)	$2.821		$1.572	$0.711	$5.104

(1) AUM uses values for: Epics and Co-Epics as of December 22, 2014, Euro Epics and Galleria V as of December 10, 2014, ZING IX as of December 3, 2014, CLO 1 as of December 4, 2014, CLO 2 as of December 16, 2014 and ZAIS Financial Corp. as of September 30, 2014.

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

(7) AUM uses values for: Euro Epics as of June 10, 2015, Galleria V as of June 9, 2015, ZING IX as of June 3, 2015,

CLO 1 as of June 4, 2015 and CLO 2 as of June 16, 2015.

(8) Amount represents the pricing of CLO 3. Balance includes $2 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

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

(11) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. as of March 31, 2014, Epics and Co-Epics are as of June 13, 2014, Euro Epics as of June 10, 2014, Galleria V as of June 9, 2014, ZING X as of May 30, 2014, ZING IX as of June 3, 2014 and CLO 1 as of June 5, 2014.

(12) Amount represents the pricing of CLO 1. Balance includes $35 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

Expenses

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Compensation and benefits	$13,931	$28,110	$(14,179)	-50%
General, administrative and other	9,101	7,614	1,487	20%
Depreciation and amortization	208	236	(28)	-12%
Expenses of Consolidated Funds	1,514	87,963	(86,449)	-98%
Total Expenses	$24,754	$123,923	$(99,169)	-80%

Total expenses decreased by $99.2 million primarily due to the following:

•	A $14.2 million decrease in compensation and benefits predominately due to the following: (i) a $7.8 million decrease in expenses relating to incentive compensation from Points agreements as a result of the crystallization of incentive income on the private-equity style fund SerVertis; (ii) a $ 7.5 million decrease in accrued expenses relating to 2014 bonuses and the Income Unit Plan which was terminated effective December 31, 2014; and (iii) a $1.8 million increase in equity compensation relating to B-0 units awarded to key employees of ZAIS Group and RSUs awarded to ZAIS’s non-employee directors.

•	A $1.5 million increase in general, administrative and other expenses, primarily due to the following: (i) a $3.6 million increase in professional fees due to a $1.9 million increase in legal fees ($0.5 million of which are related to the Business Combination), a $1.0 million increase in accounting fees ($0.6 million of which are related to the Business Combination) and a $0.7 million increase in recruiting fees; and (ii) a $1.8 million decrease in solicitation fees paid as a result of the crystallization of incentive income on the private-equity style fund.

•	An $86.4 million decrease in expenses of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the three months ended June 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests

Other Income

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Net gain (loss) on investments	$—	$(21)	$21	100%
Other income (expense)	7	60	(53)	-88%
Net gain (loss) on Consolidated Funds’ investments	1,984	67,793	(65,809)	-97%
Total Other Income	$1,991	$67,832	$(65,841)	-97%

Total other income decreased by $65.9 million primarily due to a $65.8 million decrease in net gain / (loss) of Consolidated Funds which was primarily due to the exclusion of certain ZAIS Managed Entities for the six months ended June 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

Income Taxes

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Income tax (benefit) expense	$(2,583)	$14	$(2,597)	-18,550%

Income tax expense decreased by $2.6 million primarily due to the income tax benefit on the loss allocated to ZAIS stockholders. See Note 11 to the Company’s consolidated financial statements for information regarding the items affecting the Company’s effective income tax rate.

As of and for the six months ended June 30, 2015 and June 30, 2014, ZGP was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$483	$(201)	$684	340%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that the Company uses to translate the assets and liabilities of its foreign subsidiaries.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to redeemable non-controlling interests:

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Redeemable non-controlling interests	$2,240	$20,252	$(18,012)	-89%

Non-controlling interests in Consolidated Funds	$1,276	$2,141	$(865)	-40%

Non-controlling interests in ZAIS Group Parent, LLC	$(6,745)	$26,797	$(33,542)	-125%

•	An $18.0 million decrease in the net income allocated to redeemable non-controlling interests is driven primarily by the exclusion of certain ZAIS Managed Entities for the six months ended June 30, 2015 as a result of the Company’s adoption of ASU 2015-02 and the performance of the underlying ZAIS Managed Entities. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q.

•	A $0.9 million decrease in the net income allocated to non-controlling interests in Consolidated Funds is driven primarily by the performance of the underlying ZAIS Managed Entity.

•	A $33.5 million decrease in net income allocated to non-controlling interests in ZGP is driven primarily by the decrease in management fees and incentive income due the liquidation of several private equity-style funds during 2014.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Equity

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Equity	$(3,770)	$—	$(3,770)	-100%

The net loss attributable to Stockholders’ Equity, ZAIS Group Holdings, Inc. represents its respective allocation of the losses incurred by ZGP for the six months ending June 30, 2015. The losses for the period are primarily due to decreased in management fees and incentive income due the liquidation of several private equity-style funds during 2014 as described further above.

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

Adjustments to derive Distributable Earnings and Adjusted EBITDA

•	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of management fees, incentive income and other revenues, as management reviews the total amount of management fees, incentive income and other revenues earned in relation to total AUM and fund performance. Management fees from the Consolidated Funds are accrued as earned and are calculated and paid monthly, quarterly or annually, depending on the individual agreements, consistent with the revenue recognition policy for the funds the Company does not consolidate. The Company also defers the recognition of incentive income from certain funds that the Company does not consolidate until it is (i) contractually receivable, (ii) fixed or determinable (“crystallized”), and (iii) all related contingencies have been removed and collection is reasonably assured, consistent with the revenue recognition policy for the Consolidated Funds.

•	Net unrealized gain (loss) on investments. Management does not consider this item to be reflective of operating performance.

•	Compensation expense related to the Income Unit Plan. The Income Unit Plan was initially implemented in 2013 and was designed to deliver equity-like participation in ZAIS Group’s pre-tax income to key employees. Payments under the Income Unit Plan are recognized as compensation under GAAP. The Income Unit Plan was terminated with an effective date of December 31, 2014.

•	Compensation expense related to Points awards recorded before related incentive income being recognized. Adjustments to reclassify certain of ZAIS Group’s legacy incentive compensation programs that were not designed for a GAAP reporting regime. These programs provided incentive compensation payments equal to a fixed percentage of incentive income received by ZAIS Group and were due and payable in the period ZAIS Group received the incentive income. Under GAAP, a portion of these incentive compensation payments are required to be recognized in accounting periods prior to the accounting periods in which the related incentive income was received and recognized. These adjustments reclassify certain of these incentive compensation expenses into the accounting period in which the associated incentive income was received and recognized. One of ZAIS Group’s existing incentive compensation programs with respect to one separately managed account may cause a similar timing issue in the future. Otherwise, none of ZAIS Group’s current or ongoing incentive compensation programs are expected to cause similar timing issues for financial statements prepared in accordance with GAAP.

•	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

Additional adjustments to derive Adjusted EBITDA

•	Certain other non-cash and non-operating items.

•	Any applicable taxes, interest expense and depreciation and amortization expenses.

Our calculations of Distributable Earnings and Adjusted EBITDA may not be directly comparable to other similar non-GAAP financial measures reported by other asset managers. The Company believes that Distributable Earnings and Adjusted EBITDA are useful benchmarks for measuring its performance. Management also believes that investors should review the same supplemental financial measures that management uses to analyze the business. These measures supplement and should be considered in addition to and not in lieu of the results of operations prepared in accordance with GAAP. Management also reviews management fee income, incentive income, other revenues, compensation and benefits, non-compensation expenses and net gain (loss) on investments on an Adjusted EBITDA basis after excluding the adjustments described above. As a result, the metrics are also considered non-GAAP financial measures. No adjustments to the GAAP basis have been made for other income (expense) and foreign currency translation adjustment. For reconciliations of our non-GAAP financial measures to the respective GAAP measures, please see “—Distributable Earnings and Adjusted EBITDA Reconciliations” at the end of this MD&A.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Adjusted EBITDA Revenues (Non-GAAP)

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Management fee income	$4,081	$6,287	$(2,206)	-35%
Incentive income	1,213	36,537	(35,324)	-97%
Other revenues	106	245	(139)	-57%
Total Adjusted EBITDA Revenues	$5,400	$43,069	$(37,669)	-87%

Adjusted EBITDA revenues decreased by $37.7 million primarily due to the following:

•	The $2.2 million decrease in management fees was primarily due to the year-over-year reduction in AUM of $1.071 billion, which was driven by the liquidation of several private equity-style funds throughout 2014.

•	The $35.3 million decrease in incentive income is primarily driven by the recognition of incentive income from the private equity-style fund, SerVertis, during the three months ended June 30, 2014.

 Adjusted EBITDA Expenses (Non-GAAP)

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Compensation and benefits	$5,745	$22,906	$(17,161)	-75%
Non-compensation expenses	4,764	4,579	185	4%
Total Adjusted EBITDA Expenses	$10,509	$27,485	$(16,976)	-62%

Adjusted EBITDA expenses decreased by $17.0 million primarily due to the following:

•	A $17.2 million decrease in compensation and benefits predominately due to the following: (i) a $15.3 million decrease in expenses relating to incentive compensation from Points agreements as a result of the crystallization of incentive income on the private-equity style fund SerVertis; and (ii) a $ 1.7 million decrease in accrued expenses relating to 2014 bonuses.

•	A $0.2 million increase in general, administrative and other expenses, primarily due to the following: (i) a $2.2 million increase in professional fees due to a $1.0 million increase in legal fees, a $0.6 million increase in recruiting fees, a $0.3 million increase in accounting fees, and a $0.3 million increase in consulting fees; (ii) a $1.7 million decrease in solicitation fees paid as a result of the crystallization of incentive income on the private equity-style fund SerVertis; and (iii) a $0.2 million decrease in rent and other expenses as a result of the closing of the Shanghai office in 2015 .

Other Adjusted EBITDA Items (Non-GAAP)

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Net gain (loss) on investments	$—	$8	$(8)	-100%
Other income (expense) - GAAP	9	(101)	110	109%
Foreign currency translation adjustment - GAAP	291	43	248	577%
Total Other Adjusted EBITDA Items	$300	$(50)	$350	700%

Total other income increased by $0.4 million primarily due to a $0.3 million increase in foreign currency translation adjustment. Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that the Company uses to translate the assets and liabilities of its foreign subsidiaries.

Adjusted EBITDA (Non-GAAP)

	Three Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA	$(4,809)	$15,534	$(20,343)	-131%

Total Adjusted EBITDA decreased by $20.3 million primarily due to decreased management fees and incentive income due the liquidation of several private equity-style funds during 2014 as described above.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Adjusted EBITDA Revenues (Non-GAAP)

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Management fee income	$7,834	$17,884	$(10,050)	-56%
Incentive income	2,121	46,535	(44,414)	-95%
Other revenues	137	407	(270)	-66%
Total Adjusted EBITDA Revenues	$10,092	$64,826	$(54,734)	-84%

Adjusted EBITDA revenues decreased by $54.7 million primarily due to the following:

•	The $10.1 million decrease in management fees was primarily due to the year-over-year reduction in AUM of $1.034 billion, which was driven by the liquidation of several private equity-style funds throughout 2014.

•	The $44.4 million decrease in incentive income is primarily driven by the recognition of incentive income from the private equity-style fund, SerVertis, during the three months ended June 30, 2014.

Adjusted EBITDA Expenses (Non-GAAP)

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Compensation and benefits	$12,053	$30,729	$(18,676)	-61%
Non-compensation expenses	9,101	7,614	1,487	20%
Total Adjusted EBITDA Expenses	$21,154	$38,343	$(17,189)	-45%

Adjusted EBITDA expenses decreased by $17.2 million primarily due to the following:

•	A $18.7 million decrease in compensation and benefits predominately due to the following: (i) a $15.3 million decrease in expenses relating to incentive compensation in 2014 from Points agreements as a result of the crystallization of incentive income on the private-equity style fund SerVertis; and (ii) a $3.4 million decrease relating to bonus accruals.

•	A $1.5 million increase in general, administrative and other expenses, primarily due to the following: (i) a $3.6 million increase in professional fees due to a $1.9 million increase in legal fees ($0.5 million of which are related to the Business Combination), a $1.0 million increase in accounting fees ($0.6 million of which are related to the Business Combination) and a $0.7 million increase in recruiting fees; and (ii) a $1.8 million decrease in solicitation fees paid as a result of the crystallization of incentive income on private equity-style funds.

Other Adjusted EBITDA Items (Non-GAAP)

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Net gain (loss) on investments	$—	$(19)	$19	100%
Other income (expense) - GAAP	7	60	(53)	-88%
Foreign currency translation adjustment - GAAP	483	(201)	684	340%
Total Other Adjusted EBITDA Items	$490	$(160)	$650	406%

Total other income increased by $0.7 million primarily due to a $0.7 million increase in foreign currency translation adjustment. Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that the Company uses to translate the assets and liabilities of its foreign subsidiaries.

Adjusted EBITDA (Non-GAAP)

	Six Months Ended June 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA	$(10,572)	$26,323	$(36,895)	-140%

Total Adjusted EBITDA decreased by $36.9 million primarily due to decreased management fees and incentive income due the liquidation of several private equity-style funds during 2014 as described further above.

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended June 30, 2015, year-to-date (“YTD”) and inception-to-date (“ITD”) through June 30, 2015 for the following funds.

Fund Name (1)	Net Asset Value as of June 30, 2015	Net Return for the Month Ended June 30, 2015 (2)	Net YTD Return through June 30, 2015 (2)	Net ITD Return through June 30, 2015 (2)
ZAIS Opportunity Fund (3)	$443,587,740	-0.91%	4.31%	425.34%
ZAIS INARI Fund	$370,150,592	-0.32%	2.65%	28.59%

(1)	The performance data in the table above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to its funds; and (4) prior to the Business Combination, making distributions to its sole member. At June 30, 2015 and June 30, 2014, the Company’s cash and cash equivalents were $75.2 million and $27.2 million, respectively, including investments in money market funds and United States government obligations.

The Company’s material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses, foreign taxes, and distributions to its sole member. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations were insufficient to fund distributions, ZAIS expects that ZAIS Group would suspend paying such distributions.

ZAIS’s historical consolidated financial statements reflect the cash flows of its operating business as well as the results of its Consolidated Funds. The assets of ZAIS Group’s Consolidated Funds, on a gross basis, are significantly greater than the assets of ZAIS’s operating businesses and therefore have a substantial effect on its reported cash flows. The primary cash flow activities of the Consolidated Funds include: (1) raising capital from third party investors, which is reflected as redeemable non-controlling interests and non-controlling interests in the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities; (3) collecting interest and dividend income; (4) generating cash through the realization of certain investments; and (5) distributing cash to investors. The Consolidated Funds are treated as investment companies under U.S. GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

Debt Obligations

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrue interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 31, 2017. The notes were treated as a direct cost attributable to the Business Combination.

Cash Flows

The significant amounts from the Company’s consolidated financial statements, which include the effects of the Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Six Months Ended June 30,
	2015	2014
	(dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(7,108)	$103,225
Net cash provided by (used in) investing activities	(526)	(60,604)
Net cash provided by (used in) financing activities	74,687	(23,882)
Change in cash and cash equivalents denominated in foreign currency	481	—
Net change in cash and cash equivalents	$67,534	$18,739

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

Net cash flow used in operating activities was $7.1 million for the six months ended June 30, 2015was due to a decrease in cash and cash equivalents of the Consolidated Funds of $9.0 million and net operating losses of $6.7 million offset by net proceeds from sales of investments (net of purchases) by the Consolidated Funds of $5.3 million and $1.9 million of stock based compensation charges.

Net cash flow provided by operating activities was $103.2 million for the six months ended June 30, 2014. This amount primarily includes (1) proceeds from sales of investments (net of purchases) by the Consolidated Funds of $46.0 million; and (2) an increase in cash and cash equivalents of the Consolidated Funds of $64.6 million.

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

Investing Activities

The Company’s net cash used in investing activities was $0.5 million for the six months ended June 30, 2015 which was due to a decrease in restricted cash at the Consolidated Funds of $0.4 million.

The Company’s net cash used in investing activities was $60.6 million for the six months ended June 30, 2014 which was due to a decrease in restricted cash at the Consolidated Funds of $60.5 million.

Financing Activities

The Company’s net cash provided by financing activities was $74.7 million for the six months ended June 30, 2015 which was due to net proceeds from the Business Combination of $73.5 million, contributions from non-controlling interests of $1.5 million, proceeds from the issuance of notes payable in conjunction with the Business Combination of $1.3 million and distributions to non-controlling interests of $1.5 million

The Company’s net cash used in financing activities was $23.9 million for the six months ended June 30, 2014 which was due to proceeds from the issuance of notes payable of Consolidated CDOs of $306.4 million, net payments on notes payable of Consolidated CDOs of $247.2 million, contributions from non-controlling interests of $5.9 million, distributions to non-controlling interests of $78.2 million and distributions to ZGP’s members of $10.8 million

Future Sources and Uses of Liquidity

ZAIS Group’s initial sources of liquidity will be (1) cash on hand, (2) cash flows from operations, including management fee income and incentive income, (3) realizations on its investments in ZAIS Managed Entities and (4) net proceeds from the Business Combination. ZAIS believes that these sources of liquidity will be sufficient to fund its working capital requirements and to meet its current commitments. ZAIS expects that ZAIS Group’s primary liquidity needs will be comprised of cash to (1) fund its operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business, including the expansion of ZAIS Group’s CLO management business, which will become more capital-intensive in light of current European Union and United States risk retention rules; (3) fund ZAIS Group’s potential commitments to new funds that it may advise; (4) provide capital to facilitate its expansion into businesses that are complimentary to its existing investment management business; (5) pay income taxes; and (6) make distributions to its sole member.

Contractual Obligations

The following table summarizes our contractual cash obligations as of June 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total
	(dollars in thousands)
Notes Payable (1)	$—	$1,250	$—	$—	$1,250
Estimated interest on notes payable (1)	3	6	—	—	9
Operating leases (2)	470	1,670	—	—	2,140
Total Contractual Obligations	$473	$2.926	$—	$—	$3,399

(1)	Represents the expected future principal and interest payments on our Notes Payable issued to underwriters in conjunction with the closing of the Business Combination. Interest is based on the applicable federate rate as published by the Internal Revenue Service (“AFR”) in effect as of June 30, 2015.

(2)	Presents the minimum rental payments required under operating leases for office space.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require the Company to make significant judgments, estimates or assumptions that affect amounts reported in its consolidated financial statements or the notes thereto. The Company bases its judgments, estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 3 to the Company’s consolidated financial statements incorporated by reference herein for a description of the Company’s critical accounting policies.

Recent Accounting Pronouncements

See Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q for a description of recent accounting pronouncements and their impact on the Company.

Non-GAAP Financial Measures

The following table presents the reconciliation of the Company’s GAAP net income to its non-GAAP financial measure of net income (excluding Consolidated Funds of ZAIS Group) for the periods presented in the Company’s Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Consolidated net income, net of tax (GAAP Net Income)	$(3,547)	$32,848	$(6,999)	$49,189
Addback: Elimination of Management fee income	61	1,218	120	7,481
Addback: Elimination of Incentive income	—	692	—	9,745
Addback: Elimination of Other revenues	—	17	—	38
Addback: Elimination of net gain (loss) on investments	2	1,435	45	1,639
Less: Income of Consolidated Funds	(1,365)	(17,018)	(3,209)	(57,733)
Addback: Expenses of Consolidated Funds	445	818	1,514	87,963
Net (gain) loss on Consolidated Funds’ investments	(774)	1,858	(1,984)	(67,793)
Net income (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(5,178)	$21,868	$(10,513)	$30,529

Net income (excluding Consolidated Funds of ZAIS Group) per diluted weighted average Class A common share outstanding – Non-GAAP (takes into account non-controlling interests in ZGP on an as-if-exchanged basis)	$(0.25)	$3.12	$(0.70)	$4.36

The following tables present the reconciliations of the Company’s GAAP pre-tax consolidated net income to its non-GAAP financial measures of Distributable Earnings and Adjusted EBITDA for the periods presented in the Company’s MD&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Distributable Earnings - Non GAAP
Pre-tax Consolidated Net Income (GAAP pre-tax net income)	$(5,229)	$32,544	$(9,582)	$49,204
Foreign currency translation adjustment	291	43	483	(201)
Addback: Elimination of Management fee income	61	1,218	120	7,481
Addback: Elimination of Incentive income	—	692	—	9,745
Addback: Elimination of Other revenues	—	17	—	38
Less: Income of Consolidated Funds	(1,365)	(17,018)	(3,209)	(57,733)
Addback: Expenses of Consolidated Funds	445	818	1,514	87,963
Net unrealized (gain) loss on investments	—	(1)	—	2
Net (gain) loss on Consolidated Funds’ investments	(774)	1,858	(1,984)	(67,793)
Addback: Compensation attributable to Income Unit Plan	—	2,070	—	4,140
Addback: Compensation attributable to equity compensation	1,616	—	1,878	—
Reclassification of incentive compensation	—	(6,850)	—	(6,759)
Income tax benefit (expense)	1,671 (1)	304	4,384 (1)	(14)
Distributable Earnings – Non-GAAP	$(3,284)	$15,695	$(6,396)	$26,073

Distributable Earnings per diluted weighted average Class A common share outstanding – Non-GAAP (takes into account non-controlling interests in ZGP on an as-if-exchanged basis)	$(0.16)	$2.24	$(0.43)	$3.72

Adjusted EBITDA - Non GAAP
Distributable Earnings – Non-GAAP	$(3,284)	$15,695	$(6,396)	$26,073
Addback: Depreciation and amortization	146	143	208	236
Addback: Income tax (benefit) expense	(1,671)	(304)	(4,384)	14
Adjusted EBITDA – Non-GAAP	$(4,809)	$15,534	$(10,572)	$26,323

Adjusted EBITDA per diluted weighted average Class A common share outstanding – Non-GAAP (takes into account non-controlling interests in ZGP on an as-if-exchanged basis)	$(0.23)	$2.22	$(0.70)	$3.76

(1)	Income tax is calculated assuming all of the Company’s pre-tax net income was subject to income taxes at a tax rate of 40.85%.

Adjusted EBITDA Revenues

The following tables present the reconciliations of the components of Adjusted EBITDA revenues to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fee income – GAAP	$4,020	$5,069	$7,714	$10,403
Adjustment to management fee income(1)	61	1,218	120	7,481
Management fee income – Adjusted EBITDA Basis – Non- GAAP	$4,081	$6,287	$7,834	$17,884

Incentive income – GAAP	$1,213	$35,845	$2,121	$36,790
Adjustment to incentive income(1)	—	692	—	9,745
Incentive income – Adjusted EBITDA Basis – Non- GAAP	$1,213	$36,537	$2,121	46,535

Other revenues – GAAP	$106	$228	$137	$369
Adjustment to Other revenues(1)	—	17	—	38
Other revenues – Adjusted EBITDA Basis – Non- GAAP	$106	$245	$137	$407

(1)	Adjustment to exclude the impact of eliminations of the Consolidated Funds.

Adjusted EBITDA Expenses

The following tables present the reconciliations of the components of Adjusted EBITDA expenses to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Compensation and benefits – GAAP	$7,361	$18,126	$13,931	$28,110
Adjustment to Compensation and benefits (1)	(1,616)	4,780	(1,878)	2,619
Compensation and benefits – Adjusted EBITDA Basis – Non- GAAP	$5,745	$22,906	$12,053	$30,729

Non-compensation expenses – GAAP	$4,910	$4,722	$9,309	$7,850
Adjustment to Non-compensation expenses (2)	(146)	(143)	(208)	(236)
Non-compensation expenses – Adjusted EBITDA Basis – Non- GAAP	$4,764	$4,579	$9,101	$7,614

(1)

Adjustment to exclude equity-based compensation and expense related to the Income Unit Plan as management does not consider these expenses to be reflective of our operating performance. Additionally, expenses related to Points awards are being reclassed into the period where the related incentive income is being earned.

(2)	Adjustment to exclude depreciation and amortization expense.

Other Adjusted EBITDA Items

The following table presents the reconciliation of other items included Adjusted EBITDA to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net gain (loss) on investments – GAAP	$—	$9	$—	$(21)
Adjustment to Net gain (loss) on investments (1)	—	(1)	—	2
Net gain (loss) on investments – Adjusted EBITDA Basis – Non- GAAP	—	$8	—	$(19)

(1)	Adjustment to exclude net unrealized gain (loss) on investments as Management does not consider this item to be reflective of our operating performance.

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

Credit Risk

All of the asset types held within the funds, separately managed accounts and structured vehicles that ZAIS Group manages are exposed to many risks, including credit risk. Credit risk arises in two forms; (1) debt issuers in the underlying ZAIS Managed Entities may fail to fulfill their obligations or the collateral value may become inadequate to cover our exposure and the market value of the instrument declines in price; and (2) the ZAIS Managed Entities may also face counterparty risk whereby the ZAIS Managed Entities have posted collateral in support of a derivative or repurchase contract and the counterparty becomes insolvent. Credit risk is monitored on an ongoing basis by the ZAIS Group risk management group who works with the portfolio management team if it detects situations where economic performance is declining or a position does not conform to internal risk tolerances. The ZAIS Group risk management group manages counterparty risk by limiting term credit risk to highly rated financial institutions and by requiring additional collateral where appropriate.

Market Risk

Market risk is monitored on an ongoing basis by the ZAIS Group risk management group and each month, the group conducts stress tests for the asset types held within certain of our funds and separately managed accounts using five scenarios — base, modest upside, strong upside, modest downside and severe downside risk scenarios. At June 30, 2015, the severe downside market stress scenario reveals that the three year annualized downside return would be (5.12%).

A 5.12% decline in the fair market value of the AUM for ZAIS Group’s funds and separately managed accounts at June 30, 2015 would impact ZAIS Group’s management fee income by approximately $0.3 million. A decline in the fair market value of the AUM for ZAIS Group’s structured vehicles at June 30, 2015 would not impact ZAIS Group’s management fee income because the management fee on these vehicles is based on notional par value, not market value except in the case where assets may be distressed or defaulted in which case the trustee would price these respective assets at the lower of the market value or their expected recovery rate provided by the rating agencies.

Exchange Rate Risk

Certain of ZAIS Group’s funds and separately managed accounts hold investments denominated in non-U.S. dollar currencies which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. However, our foreign currency exposure is hedged with forward foreign exchange contracts which substantially offset the risk of foreign currency movements against the U.S. dollar. We estimate that as of June 30, 2015, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which certain of ZAIS Group’s funds and separately managed accounts have exposure to exchange rates would impact the asset values of these entities in the aggregate plus or minus 0.133%.

Interest Rate Risk

Certain of ZAIS Group’s funds and separately managed accounts have financing arrangements and hold credit instruments that accrue interest at variable rates linked to LIBOR. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2015, we estimate that the net effect on our net asset value of certain funds and separately managed accounts would decline by approximately 0.2 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Closing 8-K relating to the Business Combination, except we may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

ZAIS GROUP HOLDINGS, INC.

	By:	/s/ Michael F. Szymanski
Michael F. Szymanski
Chief Executive Officer, President and Director

	By:	/s/ Donna Blank
Donna Blank
Chief Financial Officer
Date: August 6, 2015

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of ZAIS Group Parent, LLC, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848) filed with the SEC on July 27, 2015).
10.2	First Amendment to Exchange Agreement by and among ZAIS Group Parent, LLC, ZAIS Group Holdings, Inc., the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee of the ZGH Class B Voting Trust, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35848) filed with the SEC on July 27, 2015).
10.3	First Amendment to Tax Receivable Agreement by and among ZAIS Group Holdings, Inc. and the other parties signatory thereto, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35848) filed with the SEC on July 27, 2015).
10.4	Offer Letter dated May 14, 2015, from the Company to Donna Blank.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

