Form 10-Q
period 2015-09-30
ZAIS Group Holdings, Inc.
filed 2015-11-06
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, 13,870,917 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents	$75,707	$7,664
Income and fees receivable	2,077	4,283
Investments in affiliates, at fair value	—	104
Due from related parties	809	648
Fixed assets, net	612	1,091
Prepaid expenses	1,602	1,543
Deferred tax asset	4,320	—
Other assets	2,974	3,310
Assets of Consolidated Funds
Cash and cash equivalents	20,098	94,212
Restricted cash	2,265	30,265
Investments, at fair value	46,230	1,126,737
Investments in affiliated securities, at fair value	26,466	31,457
Derivative assets, at fair value	1,805	6,648
Other assets	3,264	11,577
Total Assets	$188,229	$1,319,539

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Notes payable	$1,253	$—
Compensation payable	2,461	6,094
Due to related parties	174	32
Other liabilities	3,044	3,050
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	—	749,719
Securities sold, not yet purchased	12,621	19,308
Derivative liabilities, at fair value	1,994	5,785
Due to broker	15,588	21,047
Other liabilities	205	32,863
Total Liabilities	37,340	837,898

Commitments and Contingencies (Note 14)

Redeemable Non-controlling Interests	59,551	452,925

Equity
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 13,870,917 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in capital	59,771	—
Retained earnings (Accumulated deficit)	(4,337)	18,189
Accumulated other comprehensive income (loss)	215	186
Total stockholders’ equity, ZAIS Group Holdings, Inc.	55,650	18,376
Non-controlling interests in ZAIS Group Parent, LLC	25,811	—
Non-controlling interests in Consolidated Funds	9,877	10,340
Total Equity	91,338	28,716
Total Liabilities, Redeemable Non-controlling Interests and Equity	$188,229	$1,319,539

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
Revenues
Management fee income	$4,111	$4,373	$11,826		$14,739
Incentive income	3,870	4,953	5,991		41,743
Other revenues	81	85	218		454
Income of Consolidated Funds	1,105	30,377	4,314		88,110
Total Revenues	9,167	39,788	22,349		145,046
Expenses
Compensation and benefits	6,488	9,490	20,418		37,600
General, administrative and other	4,370	5,472	13,470		13,086
Depreciation and amortization	445	122	654		358
Expenses of Consolidated Funds	(742)	11,938	772		99,864
Total Expenses	10,561	27,022	35,314		150,908
Other income (loss)
Net gain (loss) on investments	—	(20)	—		(41)
Other income (expense)	83	104	88		164
Net gains (losses) of Consolidated Funds’ investments	(4,987)	4,384	(3,003)		72,177
Total Other Income (Loss)	(4,904)	4,468	(2,915)		72,300
Income (loss) before income taxes	(6,298)	17,234	(15,880)		66,438
Income tax (benefit) expense	(1,528)	5	(4,111)		19
Consolidated net income (loss), net of tax	(4,770)	17,229	(11,769)		66,419
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(160)	831	323		630
Total Comprehensive Income (Loss)	$(4,930)	$18,060	$(11,446)		$67,049
Allocation of Consolidated Net Income (Loss), net of tax
Redeemable non-controlling interests	$(2,282)	$21,183	$(43)		$41,434
Non-controlling interests in Consolidated Funds	(911)	(415)	365		1,726
Stockholders’ equity, ZAIS Group Holdings, Inc.	(568)	—	(4,337)		—
Non-controlling interests in ZAIS Group Parent, LLC	(1,009)	(3,539)	(7,754)		23,259
	$(4,770)	$17,229	$(11,769)		$66,419
Allocation of Total Comprehensive Income (Loss)
Redeemable non-controlling interests	$(2,282)	$21,182	$(43)		$41,408
Non-controlling interests in Consolidated Funds	(911)	(415)	365		1,726
Stockholders’ equity, ZAIS Group Holdings, Inc.	(674)	—	(4,122)		—
Non-controlling interests in ZAIS Group Parent, LLC	(1,063)	(2,707)	(7,646)		23,915
	$(4,930)	$18,060	$(11,446)		$67,049

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.04)	$(0.51)	$(0.43)		$3.32
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.06)	$(0.51)	$(0.54)		$3.32

Weighted average shares of Class A common stock outstanding:
Basic	13,870,917	7,000,000 (2)	10,009,416	(3)	7,000,000	(2)
Diluted	20,870,917 (1)	7,000,000	17,009,416	(1) (3)	7,000,000

(1)	Number of diluted shares outstanding for periods after the Business Combination takes into account non-controlling interests in ZAIS Group Parent, LLC that may be exchanged for Class A common stock under certain circumstances. Refer to Note 2 for the details regarding the number of units used to calculate earnings per share for periods prior to the Business Combination.

(2)	Represents 100% ownership of ZAIS Group prior to the Business Combination.

(3)	Pro-rated based on the portion of the nine-month period preceding and following the Business Combination

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity,
Non-controlling Interests and Redeemable Non-controlling Interests (Unaudited)
(Dollars in thousands except share amounts)

	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity	Redeemable non-controlling interests
	Shares	Amount	Shares	Amount
December 31, 2014	-	$1	-	$-	$-	$18,189	$186	$-	$10,340	$28,716	$452,925

Cumulative effect of adoption of ASU 2015-02 (See Note 3)	-	-	-	-	-	-	-	-	-	-	(397,594)
Distribution-in-kind	-	-	-	-	-	(1,145)	-	-	-	(1,145)	-
Equity-based compensation	-	-	-	-	-	63	-	-	-	63	-
Capital transfer	-	-	-	-	-	(370)	-	-	-	(370)	1,515
Equity transferred from HF2 Financial Management, Inc.	-	-	-	-	19	-	-	-	-	19	-
Recapitalization as a result of Business Combination	13,870,917	-	20,000,000	-	73,516	-	-	-	-	73,516	-
Distributions to non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	(13,416)	(16,737)	(186)	30,339	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	-	-	2,748
Capital distributions	-	-	-	-	-	-	-	(518)	(828)	(1,346)	-
Stock-based compensation charges	-	-	-	-	2,073	-	-	1,215	-	3,288	-
Consolidated Net Income (loss)	-	-	-	-	-	(4,337)	-	(7,754)	365	(11,726)	(43)
Rebalancing of ownership between the Company and non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	(2,421)	-	-	2,421	-	-	-
Other Comprehensive income (loss)	-	-	-	-	-	-	215	108	-	323	-
September 30, 2015	13,870,917	$1	20,000,000	$-	$59,771	$(4,337)	$215	$25,811	$9,877	$91,338	$59,551

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Cash Flows from Operating Activities
Consolidated net income (loss)	$(11,769)	$66,419
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	654	358
Net (gain) loss on investments	—	41
Non-cash stock-based compensation	3,351	—
Operating cash flows due to changes in:
Income and fees receivable	9,146	(2,422)
Due from related parties	120	(59)
Prepaid expenses	(59)	(10)
Other assets	338	(60)
Deferred tax asset	(4,320)	—
Compensation payable	(3,633)	3,888
Due to related parties	142	—
Other liabilities	(6)	(564)
Consolidated Funds related items:
Purchases of investments and investments in affiliated securities	(305,639)	(1,077,854)
Proceeds from sale of investments and investments in affiliated securities	300,369	951,524
Amortization of premium and discount	(297)	(47,023)
Net realized (gains) losses on investments	(1,392)	24,408
Net change in unrealized (gain) loss on investments	2,125	(109,944)
Net change in unrealized (gain) loss on notes payable	—	44,644
Realized (gain) loss on notes payable	—	(29,923)
Change in cash and cash equivalents	(10,435)	(66,189)
Change in due from affiliates	—	3,707
Change in other assets	(1,727)	1,859
Change in due to broker	15,574	—
Change in other liabilities	60	113,481
Net Cash Provided by (Used in) Operating Activities	(7,398)	(123,719)

Cash Flows from Investing Activities
Continuing Operations
Purchases of fixed assets, net	(178)	(104)
Change in restricted cash	(478)	79,830
Net Cash Provided by (Used in) Investing Activities	(656)	79,726

Cash Flows from Financing Activities
Net proceeds from Business Combination	73,516	—
Equity transferred from HF2 Financial Management, Inc.	19	—
Distributions/redemptions to non-controlling interests in Consolidated Funds, net of change in redemptions payable	(1,246)	(78,756)
Net payments on notes payable of consolidated CDOs	—	(491,603)
Proceeds from issuance of notes payable of consolidated CDOs	—	637,457
Proceeds from issuance of notes payable	1,250	—
Contributions from non-controlling interests in Consolidated Funds	2,748	5,589
Distributions to non-controlling interests of ZGP	(518)	(14,300)
Repayments of debt obligations	—	(781)
Net Cash Provided by (Used in) Financing Activities	75,769	57,606

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	328	630
Net increase (decrease) in cash and cash equivalents	68,043	14,243
Cash and cash equivalents, beginning of period	7,664	8,432
Cash and cash equivalents, end of period	$75,707	$22,675

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$129	$94,673
Income tax (benefit) expense	$—	$(19)

Supplemental Disclosure of Non-Cash Investing Activities
Change in assets and liabilities of Consolidated Funds due to adoption of ASU 2015-02:
Total Assets of Consolidated Funds	$1,233,254	$—
Total Liabilities of Consolidated Funds	$835,661	$—

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

ZAIS Group is an investment advisor registered with the SEC under the Investment Advisors Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles and ZAIS Financial Corp., a publicly traded mortgage real estate investment trust, (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including mortgage loans, bank loans, corporate credit instruments such as collateral loan obligations (“CLOs”), collateral debt obligations (together with CLOs referred to as “CDOs”) and various securities and instruments backed by these asset classes. ZAIS Group had approximately $4.201 billion of assets under management (“AUM”) as of September 30, 2015. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

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

On March 20, 2015, ZAIS made a decision to terminate the business operations of its Shanghai subsidiary. ZAIS Group ceased conducting regular business activities in Shanghai and the office is now closed. Final clearance from the relevant government authorities on the plan of liquidation is expected in late 2015 or early 2016.

Recapitalization as a Result of a Business Combination

On October 5, 2012, HF2 Financial Management Inc. (“HF2”) was formed as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities. On September 16, 2014, HF2 entered into an Investment Agreement, as defined in the Closing 8-K, with ZGP and the members of ZGP (including Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties, collectively, the “ZGP Founder Members”), under which HF2 agreed to contribute cash to ZGP in exchange for newly issued Class A Units of ZGP (“Class A Units”) representing a majority financial interest in ZGP (the “Business Combination”) and to cause the transfer of all of its outstanding shares of Class B Common Stock, par value $0.000001 (the “Class B Common Stock”) to the ZGP Founder Members. The Class B Common Stock have no economic rights and therefore are not considered participating securities for purposes of allocation of net income (loss).

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

2. Business Combination

Basis of Presentation and Accounting Treatment of the Business Combination

Upon the Closing, ZAIS acquired approximately 66.5% of the Class A Units of ZGP. The remainder of the Class A Units of ZGP are held by the ZGP Founder Members. In addition, all of the outstanding shares of Class B Common Stock were transferred from the HF2 Class B Trust to the ZGP Founder Members on a pro rata basis, and were immediately deposited into a newly created irrevocable trust (the “ZGH Class B Voting Trust”), of which Mr. Zugel is the initial sole trustee. Mr. Zugel has voting and investment power over the shares of Class B Common Stock held in the ZGH Class B Voting Trust. Each share of Class B Common Stock is entitled to 10 votes and there are currently 20,000,000 shares of Class B Common Stock outstanding. Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control of the Company.

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

The net proceeds from the Business Combination, as reported in the unaudited consolidated statements of cash flows within the financing section, are summarized as follows:

Cash in HF2’s Trust	$184,760,079
Payment for HF2 redemptions	(102,282,526)
Payment for HF2’s expenses	(4,311,157)
Net Cash Received by ZGP from Business Combination	78,166,396
Less: Ramsey incentive fee and fees to underwriters	(4,650,000)
Net proceeds from Business Combination	$73,516,396

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

There were no additional shares of common stock of ZAIS or Class A Units of ZGP issued during the period from the Closing through September 30, 2015. On April 30, 2015, non-employee directors of ZAIS were collectively awarded 30,000 restricted stock units (“RSUs”) as part of their compensation for their service as directors of ZAIS. Refer to Note 10 for additional details regarding the RSUs.

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

ZGP may also issue up to 6,800,000 Class B Units (“Class B Units”) at any time during the five year period following the Closing, a portion of which have already been awarded as described below. Of these Class B Units, 1,600,000 Class B-0 Units vest on the later of the date of grant and the second anniversary of the Closing, unless otherwise provided in the restricted unit agreement granting the Class B unit. The remaining 5,200,000 units are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”), which vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the Closing ranging, from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

As of September 30, 2015, there are 1,337,486 Class B-0 Units outstanding. No Class B-1, Class B-2, Class B-3 or Class B-4 Units have been awarded as of September 30, 2015. Refer to Note 10 for additional information relating to Class B units.

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

Subsequent to the Closing, ZGP paid Neil Ramsey, an affiliate of NAR Special Global, LLC and of dQuant Special Opportunities Fund, L.P. (together, the “Ramsey Investors”), each of which are significant stockholders of ZAIS, an incentive fee of $3.4 million pursuant to an agreement dated March 4, 2015 between ZGP and Mr. Ramsey. The incentive fee of $3.4 million was paid in consideration for Mr. Ramsey causing the Ramsey Investors to purchase from stockholders, who tendered their shares of Class A Common Stock of ZAIS for redemption, such number of shares of Class A Common Stock of ZAIS as was necessary to meet the closing condition that there be at least $65 million in HF2’s trust account after giving effect to redemptions and expense payments (other than certain notes to ZAIS’s financial advisers). The payment by ZGP to Mr. Ramsey of the incentive fee described above was treated as a direct cost attributable to the Business Combination. Additionally, as described further under “Related Party Transactions”, ZGP entered into a two-year Consulting Agreement with Mr. Ramsey through an entity that he controls.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates used in preparing the consolidated financial statements are reasonable and prudent, actual results may ultimately differ from those estimates.

New Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation  Analysis (“ASU 2015-02”).  ASU 2015-02 rescinds the 2010 indefinite deferral of ASU 2009-17 and ASU 2010-10 for certain investment funds, including mutual funds, hedge funds, mortgage real estate investment funds, private equity funds, and venture capital funds, and amends the pre-existing guidance for evaluating consolidation of voting general partnerships and similar entities. ASU 2015-02 also amends the criteria for determining whether an entity is a Variable Interest Entities (“VIE”) under FASB ASC Topic 810 Consolidation (“ASC 810”), which could affect whether an entity is within its scope. Accordingly, all legal entities are subject to re-evaluation under the revised consolidation model. Specifically, ASU 2015-02: (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or Voting Interest Entities (“VOE”) (2) eliminates the presumption that a general partner should consolidate a limited partnership (3) affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company has elected to implement ASU 2015-02 using the modified retrospective method, which results in an effective date of adoption of January 1, 2015 and will not require the restatement of prior period results. As a result, amounts relating to the consolidated ZAIS Managed Entities will not be comparable to prior periods presented.

Non-Controlling Interests

The non-controlling interests within the consolidated statements of financial condition are comprised of: (i) redeemable non-controlling interests reported outside of the permanent capital section when investors have the right to redeem their interests from a Consolidated Fund or ZAIS Group; (ii) equity attributable to non-controlling interests in Consolidated Funds reported inside the permanent capital section when the investors do not have the right to redeem their interests and (iii) equity attributable to non-controlling interests in ZGP. The Company records redeemable non-controlling interests and non-controlling interests in the Consolidated Funds (excluding CDOs) to reflect the economic interests in those funds held by investors other than interests attributable to ZAIS Group. Subsequent to March 31, 2014, redeemable non-controlling interests represents investors in the Consolidated Funds who generally have the right to withdraw their capital after the end of a lock-up period as defined in the respective governing documents. Investors may withdraw their capital prior to the expiration of the lock-up period in certain limited circumstances that are beyond the control of ZAIS Group, such as instances in which retaining the equity interest could cause the investor to violate a law, regulation or rule. Prior to March 31, 2014, redeemable non-controlling interests also included membership interests held in ZAIS Group by employees and former employees of ZAIS Group. Income allocated to non-controlling interests in ZGP includes a portion of the management fee income received from ZAIS Financial Corp. that is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary, ZAIS REIT Management, LLC.

Principles of Consolidation

The consolidated financial statements included herein are the financial statements of ZAIS, its subsidiaries and certain funds that are required to be consolidated. All intercompany balances and transactions have been eliminated in consolidation, including ZAIS’s investment in ZGP and ZGP’s investment in ZAIS Group. The Company's fiscal year ends on December 31. The operating results for the interim period presented are not necessarily indicative of the results that may be expected for the Company's fiscal year ending December 31, 2015.

The consolidated financial statements include non-controlling interests in ZGP which is primarily comprised of Class A Units of ZGP held by the ZGP Founder Members.

The Company’s consolidated financial statements also include variable interest entities for which ZAIS Group is considered the primary beneficiary, and certain entities that are not considered variable interest entities in which ZAIS Group has a controlling financial interest. Effective January 1, 2015 pursuant to Accounting Standards Codification (“ASC”) Topic 810, as amended by ASU 2015-02, these entities include ZAIS Opportunity Domestic Feeder Fund, LP, ZAIS Atlas Master Fund, LP, ZAIS Atlas Fund, LP and ZAIS Value-Added Real Estate Fund I, LP. For all periods prior to January 1, 2015, these entities include ZAIS Opportunity Master Fund, Ltd., ZAIS Opportunity Domestic Feeder Fund, LP, ZAIS Opportunity Fund, Ltd., ZAIS Atlas Fund, LP, ZAIS Value-Added Real Estate Fund I, LP and certain CDOs. After the adoption of ASC Topic 810, as amended by ASU 2015-02, there were no CDOs required to be consolidated in the Company’s financial statements for the nine months ended September 30, 2015 and prior to the adoption of ASC Topic 810, as amended by ASU 2015-02, there were ten CDOs consolidated in the Company’s financial statements for the year ended December 31, 2014. The cumulative effect of the adoption of ASU 2015-02 was a $397,594,000 reduction in redeemable non-controlling interests on January 1, 2015, which is reflected in the consolidated statement of changes in equity, non-controlling interests and redeemable non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation. Refer to Note 7 for additional disclosures around the Consolidated Funds.

The consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the Consolidated Funds on a gross basis. Except for CDOs, the majority of the economic interests in the Consolidated Funds, which are held by third-party investors, are reflected as non-controlling interests in the consolidated financial statements. For CDOs, the majority of the economic interests in these vehicles, which are held by outside parties, are reported as notes payable of consolidated CDOs in the consolidated financial statements. The notes payable issued by the CDOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CDOs, ZAIS Group may earn investment management fees, including, in some cases, subordinated management fees and contingent incentive fees. All of the management fee income, incentive income and net gain (loss) on investments earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by the non-controlling interests, income allocated to the non-controlling interests has been reduced, and the income allocated to ZGP has been increased by the amounts eliminated, of which ZAIS is allocated its pro-rata share as a member of ZGP. ZAIS Group does not recognize any incentive income based on the investment performance of ZAIS Managed Entities until the incentive income is (i) contractually receivable, (ii) fixed or determinable (also referred to as “crystallized”) and (iii) all related contingencies have been removed and collection is reasonably assured, (see policy disclosed under Management Fee Income, Incentive Income, and Other Income). Similarly, for any Consolidated Funds, the corresponding potential incentive expense based on the investment performance of the Consolidated Funds has not yet been deducted from the investor capital balances until the above criteria have been met. Therefore, the corresponding potential incentive income based on the investment performance of the Consolidated Funds that has not yet been recognized by ZAIS Group is included in non-controlling interests in the consolidated financial statements.

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

Cash equivalents generally consist of excess cash that is swept daily into a money market fund, or into weekly or monthly term deposit accounts to earn short-term interest, or maintained as a short-term deposit. Additionally, the Company may from time-to-time invest in United States government obligations or short-term high investment grade mutual funds to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income (loss). These investments are also recorded as cash equivalents in the consolidated statement of financial condition. At September 30, 2015 and December 31, 2014, the Company had approximately $36,536,000 and $2,687,000, respectively, invested in money market funds and short-term deposits. At September 30, 2015 and December 31, 2014, the Company had approximately $26,001,000 and $0, respectively, invested in United States government obligations. At September 30, 2015 and December 31, 2014, the Company had approximately $11,152,000 and $0, respectively, invested in mutual funds.

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

Revenue Recognition

ZAIS Group’s primary sources of revenue are (i) management fees, (ii) incentive fees and (iii) income of Consolidated Funds. The management fee and incentive fee revenues are derived from ZAIS Group’s advisory agreements with the ZAIS Managed Entities. Certain investments held by employees, executives and other related parties in the ZAIS Managed Entities are not subject to management fees or incentive fees/allocations and therefore do not generate revenue for ZAIS Group. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation. Income of Consolidated Funds is based on the income generated from the portfolios of the Consolidated Funds, a majority of which is allocated to redeemable non-controlling interests and non-controlling interests in Consolidated Funds.

Management Fee Income, Incentive Income and Other Income

ZAIS Group earns management fees and incentive fees for investment advisory services provided to the ZAIS Managed Entities. Management fees are accrued as earned, and are calculated and paid monthly, quarterly or semi-annually, depending on the applicable agreement. Revenue is accrued as earned for data, funding and analytical services provided to outside parties and affiliated funds. In the event management fee income is received before it is earned, deferred revenue is recorded and is included in other liabilities in the consolidated statements of financial condition.

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

Income and Fees Receivable

Income and fees receivable primarily includes management fees and incentive fees due from ZAIS Managed Entities, excluding the Consolidated Funds, and does not include any allowance for doubtful accounts. The Company did not recognize any bad debt expense for the three and nine months ended September 30, 2015 and September 30, 2014. The Company believes all income and fee receivable balances are fully collectible.

Compensation and Benefits

Compensation and benefits expense is comprised of salaries, payroll taxes, employer contributions to welfare plans, discretionary and guaranteed cash bonuses, stock compensation and other contractual compensation programs payable to ZAIS Group employees. Compensation and benefits expense is generally recognized over the related service period. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses, guaranteed cash bonuses, stock compensation and other contractual compensation programs generally comprising a significant portion of total compensation and benefits.

Under the ZAIS Group, LLC Income Unit Plan (the “Income Unit Plan”), a portion of net operating income of ZAIS Group (after making certain adjustments) was due to certain employees of ZAIS Group. These amounts are accrued as compensation expense in the period incurred. This plan was terminated with an effective date of December 31, 2014.

Compensation and benefits expense relating to the issuance of cash-based and equity-based awards to certain employees is measured at fair value on the grant date. Equity-based compensation awards to employees that are settled in shares are classified as equity instruments. The fair value of an equity settled award is determined on the date of grant and is not subject to remeasurement. Cash settled awards are classified as liabilities and are remeasured to fair value at each balance sheet date as long as the award is outstanding. Changes in fair value are reflected as compensation expense. Compensation expense for awards that vest over a future service period is recognized over the relevant service period on a straight-line basis, adjusted for estimated forfeitures of awards not expected to vest. The compensation expense for awards that do not require future service is recognized immediately. Upon the end of the service period, compensation expense is adjusted to account for actual forfeiture rates. Refer to Note 10 for additional details regarding equity awards granted by the Company.

Compensation and benefits expense also includes compensation directly related to incentive income in the form of percentage interests (also referred to as “Points”) awarded to certain employees associated with the operation and management of certain ZAIS Managed Entities in the form of compensation agreements (“Points Agreements”). Under the Points Agreements, ZAIS Group has an obligation to pay certain employees and former employees a fixed percentage of the incentive income earned from the referenced entities. Amounts payable pursuant to these arrangements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs in the same period the related income is received. Most recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. There are currently outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements.

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

Fixed Assets

Fixed assets consist of furniture and fixtures, office equipment, leasehold improvements and software, and are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on furniture and fixtures, office equipment and software is calculated using either the double declining balance method or straight-line method over an estimated useful life of three to five years.  Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the lease terms or the life of the asset. Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The costs associated with maintenance and repairs are recorded as other operating expenses when incurred.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method as prescribed in FASB guidance on Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the unaudited consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded against deferred tax assets if it is deemed more likely than not that those assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income and the feasibility of tax planning strategies.

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

Policies of Consolidated Funds

Certain ZAIS Managed Entities, in which ZAIS Group has only a minority ownership interest or no ownership interest, are consolidated in the Company’s consolidated financial statements. The majority ownership interests in the Consolidated Funds are held by the investors in the Consolidated Funds, and these interests are included in non-controlling interests in the consolidated statements of financial condition. The management fees and incentive income from the Consolidated Funds are eliminated in consolidation, and the income allocated to ZAIS and non-controlling interests in ZGP has been increased by the amounts eliminated.

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

Due to Broker

Due to broker represents the Consolidated Funds’ payable to a broker for unsettled purchases as of September 30, 2015 and December 31, 2014.

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

Derivative Instruments

The Consolidated Funds may, from time to time, acquire assets or liabilities that protect against adverse movements in interest rates or credit performance (each a “Hedge Agreement”) with counterparties. The Consolidated Funds and the counterparty to each Hedge Agreement agree to make periodic payments on a specified notional amount. The payments can be made for a specified period of time, or may be triggered by a pre-determined credit event. The periodic payments may be based on a fixed or variable interest rate; the change in fair value of a specified security, basket of securities or index; or the return generated by a security. The consolidated CDOs, at December 31, 2014, also had a portfolio of credit default swaps which are used to obtain synthetic exposure to credit risk. These swaps are used as trading instruments, and not for hedging purposes.

The Consolidated Funds recognize all derivatives as assets or liabilities in the consolidated statements of financial condition at fair value. Changes in fair value are recognized in the consolidated statements of comprehensive income (loss).

In connection with their derivative activities, the Consolidated Funds have elected not to offset fair value amounts recognized for cash collateral against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At September 30, 2015 and December 31, 2014, the Consolidated Funds have cash collateral receivables of approximately $2,265,000 and $30,265,000, respectively with counterparties under the same master netting arrangement and is included in restricted cash in the consolidated statements of financial condition.

Income Taxes

The Consolidated Funds are generally not subject to U.S. federal and state income taxes and, consequently, no income tax provision has been made in the accompanying consolidated financial statements because individual investors are responsible for taxes on their proportionate share of the taxable income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014 09”). The objective of the guidance is to clarify the principles for recognizing revenue.  ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance, and also enhances disclosure requirements around revenue recognition and the related cash flows.  The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of adopting this new standard.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements – Going Concern (Subtopic 205-04) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued.  If conditions or events indicate it is probable that an entity will be unable to meet its obligations as they become due within one year after the financial statements are issued, the update requires additional disclosures.  The update is effective for periods beginning after December 15, 2016 with early adoption permitted.  Adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements.

4. Investments in Affiliates

The Company applied the Fair Value Option to its interests in the ZAIS Managed Entities that are not consolidated, and would have otherwise been subject to the equity method of accounting. As of and for the nine months ended September 30, 2015, the Company did not hold any interests in the ZAIS Managed Entities that are not consolidated. At December 31, 2014, the fair value of these investments was approximately $104,000. For the three and nine months ended September 30, 2014, the Company recorded an unrealized gain (loss) of approximately $6,000 and $4,000, respectively associated with the investments still held at the end of each respective period. Such amounts are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

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

Level 2 — Fair value is determined based on inputs other than quoted prices that are observable for the asset or liability either directly or indirectly as of the reporting date. Assets and liabilities which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives, including foreign exchange forward contracts whose values are based on the following:

·	Quoted prices for similar assets or liabilities in active markets.

·	Quoted prices for identical or similar assets or liabilities in nonactive markets.

·	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

·	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

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

The Company has established a valuation process that applies for all levels of investments in the valuation hierarchy to ensure that the valuation techniques are consistent and verifiable. The valuation process includes discussions between the valuation team, portfolio management team and the valuation committee (the “Valuation Committee”). The Valuation Committee consists of senior members of ZAIS Group and is co-chaired by the Chief Risk Officer and Chief Financial Officer of ZAIS Group. The Valuation Committee meets to review and approve the results of the valuation process which are used in connection with the preparation of quarterly and annual financial statements. The Valuation Committee is responsible for oversight and review of the written valuation policies and procedures and ensuring that they are applied consistently.

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

Interest Rate Swaps

An interest rate swap is an agreement between a Consolidated Fund and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some predetermined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. The Consolidated Funds utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 in the fair value hierarchy. The Consolidated Funds' interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At September 30, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative. Changes in the fair value of the contract are reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

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

Swaptions

The Consolidated Funds may write swaption contracts (“Swaptions”) to manage exposure to fluctuations in interest rates and credit spreads and to enhance portfolio yield. Swaptions written by the Consolidated Funds represent an option that gives the purchaser the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If a written call Swaption is exercised, the writer will enter into a swap and is obligated to pay a fixed rate of interest and receive a floating rate of interest or receive protection payments on a credit index in exchange. If a written put Swaption is exercised, the writer will enter into a swap and is obligated to pay a floating rate of interest or make protection payments on a credit index and receive a fixed rate in exchange. Swaptions are marked to market based upon quotations from market makers, and the change in fair value is reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss). When the Consolidated Funds write a Swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the Swaption. A gain or loss is recognized when Swaptions expire or are closed. Premiums received from writing Swaptions that expire are treated by the Consolidated Funds as realized gains from Swaptions written. The difference between the premium and the amount paid on effecting a closing purchase transaction is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss. The Consolidated Funds bear the market risk on Swaptions arising from any change in index values or interest rates. The Consolidated Funds utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 in the fair value hierarchy. The Consolidated Funds’ Swaptions are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At September 30, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

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

At September 30, 2015, all of the Company’s investments in the ZAIS Managed Entities were required to be consolidated. At December 31, 2014, the Company held an investment in one unconsolidated ZAIS Managed Entity. The valuation of the investment in this entity represents the amount the Company would receive at September 30, 2015 and December 31, 2014, respectively, if it were to liquidate its investment in the fund. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective fund’s operative agreements.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at September 30, 2015:

	September 30, 2015
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments, at fair value
Collateralized loan obligations	$—	$—	$9,172	$9,172
Residential mortgage-backed securities	—	—	12,993	12,993
Exchange traded funds	14,610	—	—	14,610
Real estate investment	—	—	9,455	9,455
Total investments, at fair value	14,610	—	31,620	46,230
Investments in affiliated securities, at fair value	—	26,466	—	26,466
Derivative assets, at fair value
Interest rate swaps	—	717	—	717
Swaptions	—	1,088	—	1,088
Total derivative assets, at fair value	—	1,805	—	1,805
Total assets, at fair value	$14,610	$28,271	$31,620	$74,501
Liabilities, at fair value
Securities sold, not yet purchased
Exchange traded funds	$11,610	$—	$—	$11,610
Corporate bonds	—	1,011	—	1,011
Total securities sold, not yet purchased	11,610	1,011	—	12,621
Derivative liabilities, at fair value
Credit default swaps	—	107	—	107
Interest rate swaps	—	1,553	—	1,553
Total return swaps	—	334	—	334
Total derivative liabilities, at fair value	—	1,994	—	1,994
Total liabilities, at fair value	$11,610	$3,005	$—	$14,615

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

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2015 subsequent to the adoption of ASU 2015-02:

	September 30, 2015
	( Dollars in thousands )
	Beginning Balance January 1, 2015	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance September 30, 2015	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at September 30, 2015
Collateralized loan obligations	$9,626	$3,499	$(3,778)	$(175)	$—	$9,172	$(318)
Mortgage-backed securities	9,472	8,560	(4,408)	(631)	—	12,993	(98)
Real estate investment	9,722	—	(159)	(108)	—	9,455	(267)
Total assets, at fair value	$28,820	$12,059	$(8,345)	$(914)	$—	$31,620	$(683)

 The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the year ended December 31, 2014:

	December 31, 2014
	( Dollars in thousands )
	Beginning Balance January 1, 2014	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance December 31, 2014	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2014
Collateralized debt obligations	$707,718	$112,518	$(461,995)	$970	$—	$359,211	$(47,146)
Commercial mortgage-backed securities	6,738	2,862	(5,424)	359	—	4,535	(116)
Residential mortgage-backed securities	63,091	32,391	(21,545)	4,338	—	78,275	461
Asset-backed securities and other	95,281	63,295	(113,524)	18,122	—	63,174	1,847
High yield corporate loans	-	782,501	(160,810)	(8,006)	—	613,685	(7,285)
Collateralized loan obligations	26,460	14,500	(39,000)	(1,960)	—	—	—
Total return swaps	2,727	—	(110)	(2,617)	—	—	—
Credit default swaps	2,300	3,245	(3,912)	1,165	—	2,798	550
Total assets, at fair value	$904,315	$1,011,312	$(806,320)	$12,371	$—	$1,121,678	$(51,689)
Notes payable of consolidated CDOs	$730,348	$635,315	$(510,600)	$(105,344)	$—	$749,719	$(74,344)
Total return swaps	—	—	(196)	196	—	—	—
Credit default swaps	20,187	26,197	(22,391)	(18,594)	—	5,399	(2,359)
Total liabilities, at fair value	$750,535	$661,512	$(533,187)	$(123,742)	$—	$755,118	$(76,703)

The Company records transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period.

There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2015 and the year ended December 31, 2014.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds at September 30, 2015 and December 31, 2014:

Investment Type	Fair Value at September 30, 2015	Valuation Techniques	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in thousands)
Investments, at fair value
Collateralized loan obligations	$9,172	Broker quoted	Not applicable.
Residential mortgage-backed securities – Agency IO	1,395	Discounted cash flow model	Yield		3.48%	3.48%	N/A
Residential mortgage-backed securities – Agency Inverse IO	399	Discounted cash flow model	Yield		8.56%	8.56%	N/A
Residential mortgage-backed securities	11,199	Broker quoted	Not applicable.
Real estate investment	9,455	Capitalization Rate Method	Capitalization Rate	7.00%
Total assets, at fair value	$31,620

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in thousands)
Investments, at fair value
Collateralized debt obligations	$59,623	Discounted cash flow model	Discount margin (bps)		253	2,138	776
			Constant prepayment rate		10%	35%	N/A	(1)
			Constant default rate		0%	4%	N/A	(1)
			Loss severity		30%	70%	N/A	(1)
			Reinvestment price	100
			Reinvestment spread	3.75%
Collateralized debt obligations	299,588	Broker quoted	Not applicable.
Commercial mortgage-backed securities	4,535	Broker quoted	Not applicable.
Residential mortgage-backed securities	17,085	Discounted cash flow model	Discount margin (bps)		308	1,975	666
			Constant prepayment rate		1%	28%	10%
			Constant default rate		0%	22%	3%
			Loss severity		0%	150%	78%
Residential mortgage-backed securities	61,190	Broker quoted	Not applicable.
Asset-backed securities and other	63,174	Broker quoted	Not applicable.
High yield corporate loans	613,685	Broker quoted	Not applicable.
Derivative assets, at fair value
Credit default swaps	2,798	Broker quoted	Not applicable.
Total assets, at fair value	$1,121,678
Liabilities
Notes payable of consolidated CDOs, at fair value	$749,719	ASU 2014-13 (2)	Not applicable.
Derivative liabilities, at fair value
Credit default swaps	5,399	Broker quoted	Not applicable.
Total liabilities, at fair value	$755,118

(1)	Weighted Average Constant Prepayment Rate, Weighted Average Constant Default Rate and Weighted Average Loss Severity are flat percentages applied to the respective assets to project future cash flows.

(2)	Valued per ASU 2014-13 as described in Note 3.

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

The following tables quantify the volume of the Consolidated Funds’ derivative activity, recorded within assets and liabilities in the consolidated statements of financial condition, at September 30, 2015 and December 31, 2014, through a disclosure of notional amounts, in comparison with the fair value of those derivatives. All notional and fair value amounts are disclosed on a gross basis, prior to counterparty and cash collateral netting:

	September 30, 2015
	( Dollars and notional amounts in thousands )
	Derivative Assets			Derivative Liabilities
Primary Underlying Risk	Financial Statement Location	Notional	Fair Value	Financial Statement Location	Notional	Fair Value
Interest rate contracts	Derivative assets, at fair value	106,000	$1,805	Derivative liabilities, at fair value	97,100	$1,553
Credit contracts	Derivative assets, at fair value	—	—	Derivative liabilities, at fair value	1,000	107
Equity contracts	Derivative assets, at fair value	—	—	Derivative liabilities, at fair value	5,000	334
Gross derivative instruments		106,000	$1,805		103,100	$1,994

	December 31, 2014
	( Dollars and notional amounts in thousands )
	Derivative Assets			Derivative Liabilities
Primary Underlying Risk	Financial Statement Location	Notional	Fair Value	Financial Statement Location	Notional	Fair Value
Interest rate contracts	Derivative assets, at fair value	—	$—	Derivative liabilities, at fair value	201,612	$386
Credit contracts	Derivative assets, at fair value	72,265	2,798	Derivative liabilities, at fair value	180,172	5,399
Foreign exchange contracts	Derivative assets, at fair value	201,400	3,850	Derivative liabilities, at fair value	—	—
Gross derivative instruments		273,665	$6,648		381,784	$5,785

The following tables identify the net realized gains (losses) and change in unrealized gains/losses on derivative contracts included within net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended September 30, 2015
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$1,044	$(1,626)	$(582)
Credit contracts	17	81	98
Equity contracts	(7)	(409)	(416)
Total	$1,054	$(1,954)	$(900)

	Three Months Ended September 30, 2014
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$—	$(507)	$(507)
Credit contracts	(376)	(8,197)	(8,573)
Equity contracts	—	510	510
Foreign exchange contracts	82	60	142
Total	$(294)	$(8,134)	$(8,428)

	Nine Months Ended September 30, 2015
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$451	$(1,262)	$(811)
Credit contracts	33	62	95
Equity contracts	(7)	(334)	(341)
Total	$477	$(1,534)	$(1,057)

	Nine Months Ended September 30, 2014
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$—	$402	$402
Credit contracts	(855)	(13,013)	(13,868)
Equity contracts	(4,011)	1,208	(2,803)
Foreign exchange contracts	19	147	166
Total	$(4,847)	$(11,256)	$(16,103)

At September 30, 2015, the Consolidated Funds did not hold financial instruments where they were considered to be a seller of credit derivatives. At December 31, 2014, the Consolidated Funds held financial instruments where they were considered to be a seller of credit derivatives under U.S. GAAP. As described above, with the adoption of ASU 2015-02 the funds that have been consolidated in the two periods presented have changed. The Consolidated Funds’ written credit derivatives include credit default swaps. The Company believes credit ratings on issuers of underlying reference obligations, together with the period of expiration, are the best indicators of payment/performance risk on written credit derivative contracts. A reference obligation is considered investment grade if its credit rating is BBB- or higher, as rated by Standard & Poor’s (“S&P”). The following tables set forth the information related to the Consolidated Funds’ written credit derivatives held December 31, 2014:

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

The following tables list the average yearly notional amounts and number of contracts held at September 30, 2015 and December 31, 2014, categorized by primary underlying risk:

	September 30, 2015
	( Notional amounts in thousands )
	Long Exposure		Short Exposure
Primary Underlying Risk	Average Yearly Notional Amounts	Number of Contracts at September 30, 2015	Average Yearly Notional Amounts	Number of Contracts at September 30, 2015
Interest rate contracts	122,375	7	92,800	12
Credit contracts	—	—	1,000	1
Equity contracts	—	—	2,500	1
Total	122,375	7	96,300	14

	December 31, 2014
	( Notional amounts in thousands )
	Long Exposure		Short Exposure
Primary Underlying Risk	Average Yearly Notional Amounts	Number of Contracts at December 31, 2014	Average Yearly Notional Amounts	Number of Contracts at December 31, 2014
Interest rate contracts	327,500	—	150,708	1
Credit contracts	69,670	34	19,168	8
Foreign exchange contracts	100,000	1	1,275	1
Total	497,170	35	171,151	10

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

At September 30, 2015 and December 31, 2014, the Consolidated Funds hold certain derivative instruments that are eligible for offset in the consolidated statements of financial condition and are subject to master netting arrangements. A master netting arrangement allows each applicable Consolidated Fund and the related counterparty to net derivative assets of each Consolidated Fund or collateral held on behalf of each Consolidated Fund against derivative liabilities or payment obligations of each Consolidated Fund to the counterparty. These arrangements also allow each Consolidated Fund and the applicable counterparty to net any derivative liabilities of each Consolidated Fund or collateral sent to each Consolidated Fund against derivatives assets or counterparty payment obligations to each Consolidated Fund. There are no master netting arrangements between the Consolidated Funds.

Balances are presented on a gross basis in the consolidated statements of financial condition prior to the application of the impact of fair value and collateral netting. The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements), and can potentially be offset in the consolidated statements of financial condition at September 30, 2015 and December 31, 2014:

Offsetting Derivative Assets

	September 30, 2015
	( Dollars in thousands )
	Gross	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Amounts of Recognized Assets	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Investments in derivatives, at fair value	$1,805	$—	$1,805	$(1,051)	$—	$754
Total	$1,805	$—	$1,805	$(1,051)	$—	$754

Offsetting Derivative Liabilities

	September 30, 2015
	( Dollars in thousands )
	Gross	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Amounts of Recognized Liabilities	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Investments in derivatives, at fair value	$1,994	$—	$1,994	$(1,051)	$(943)	$—
Total	$1,994	$—	$1,994	$(1,051)	$(943)	$—

Offsetting Derivative Assets

	December 31, 2014
	( Dollars in thousands )
	Gross	Gross Amounts Offset in the Consolidated	Net Amounts of Assets Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Amounts of Recognized Assets	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Investments in derivatives, at fair value	$6,648	$—	$6,648	$(2,119)	$—	$4,529
Total	$6,648	$—	$6,648	$(2,119)	$—	$4,529

Offsetting Derivative Liabilities

	December 31, 2014
	( Dollars in thousands )
	Gross	Gross Amounts Offset in the Consolidated	Net Amounts of Liabilities Presented in the Consolidated	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition
Description	Amounts of Recognized Liabilities	Statements of Financial Condition	Statements of Financial Condition	Financial Instruments	Cash Collateral Pledged	Net Amount

Investments in derivatives, at fair value	$5,785	$—	$5,785	$(2,119)	$(1,801)	$1,865
Total	$5,785	$—	$5,785	$(2,119)	$(1,801)	$1,865

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

The following table presents the assets and liabilities of entities that are VIEs, and consolidated by the Company on a gross basis prior to eliminations due to consolidation at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	Funds	CDOs	Funds	Total
	(Dollars in thousands)
Assets
Assets of Consolidated Funds
Cash and cash equivalents	$20,098	$34,399	$58,971	$93,370
Restricted cash	2,265	—	30,265	30,265
Investments, at fair value	46,230	789,410	327,605	1,117,015
Investments in affiliated securities, at fair value	26,466	—	34,762	34,762
Derivative assets, at fair value	1,805	509	6,139	6,648
Other assets	3,264	9,832	1,766	11,598
Total Assets	$100,128	$834,150	$459,508	$1,293,658
Liabilities
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	$—	$784,481	$—	$784,481
Derivative liabilities, at fair value	1,994	2,374	3,411	5,785
Securities sold, not yet purchased	12,621	—	19,308	19,308
Due to broker	15,588	21,047	4,600	25,647
Other liabilities	244	26,248	2,441	28,689
Total Liabilities	$30,447	$834,150	$29,760	$863,910

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

ZAIS Group has a minimal direct ownership, if any, in the non-consolidated entities that are VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that has been earned and accrued, as well as any direct equity ownership in the VIEs. The net assets of these VIEs were approximately $81.8 million at December 31, 2014. ZAIS Group does not provide, nor is it required to provide, any type of financial support to these entities. At December 31, 2014, ZAIS Group’s maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was approximately $104,000. At September 30, 2015, all entities in which ZAIS Group has a variable interest have been consolidated.

8. Management Fee Income and Incentive Income

ZAIS Group manages certain funds and accounts from which it may earn incentive income based on hedge fund-style and private equity-style fee arrangements. Funds and accounts with hedge fund-style fee arrangements are those that pay an incentive fee/allocation, which may be subject to a hurdle, to ZAIS Group on an annual basis. Funds and accounts with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return must be paid to the investor prior to any payments of incentive-based income to ZAIS Group.

Management fees earned by ZAIS Group for funds and accounts with hedge fund-style fee arrangements generally range from 0.50% to 1.25%, annually, based on net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned by ZAIS Group for funds and accounts with private equity-style fee arrangements generally range from 0.25% to 0.50%, annually, based on either the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or on the amount of capital committed to these funds and accounts by its investors. Management fees earned for the CDOs generally range from 0.15% to 0.50%, annually, and are generally based on the par value of the collateral and cash held in the CDOs. Management fees earned by ZAIS Group from ZAIS Financial Corp. are 1.50%, annually, based on ZAIS Financial Corp.'s stockholders' equity, as defined in the amended and restated investment advisory agreement between a subsidiary of ZAIS and ZAIS Financial Corp. ZAIS Group pays 20% of the management fee income received from ZAIS Financial Corp. to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC. For the three and nine months ended September 30, 2015, the 20% is booked on a gross basis and included in management fee income on the consolidated statements of comprehensive income (loss). This income is allocated to non-controlling interest in ZAIS Group Parent, LLC. However, for the three and nine months ended September 30, 2014, the 20% is booked on a net basis and is not included in management fee income on the consolidated statements of comprehensive income (loss).

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

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2015 and September 30, 2014:

	Three months Ended September 30, 2015
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$1,698	$(64)	$1,634
Managed accounts	990	—	990
Private equity funds	727	—	727
ZAIS Financial Corp.	760	—	760
Total	$4,175	$(64)	$4,111
Incentive Income
Hedge funds	$35	$—	$35
Managed accounts	—	—	—
Private equity funds	3,835	—	3,835
Total	$3,870	$—	$3,870

	Three months Ended September 30, 2014
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$898	$(898)	$—
Managed accounts	2,895	—	2,895
Private equity funds	1,169	(266)	903
ZAIS Financial Corp.	575	—	575
Total	$5,537	$(1,164)	$4,373
Incentive Income
Hedge funds	$2,415	$(5)	$2,410
Managed accounts	—	—	—
Private equity funds	3,593	(1,050)	2,543
Total	$6,008	$(1,055)	$4,953

	Nine Months Ended September 30, 2015
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$4,927	$(183)	$4,744
Managed accounts	3,178	—	3,178
Private equity funds	1,716	—	1,716
ZAIS Financial Corp.	2,188	—	2,188
Total	$12,009	$(183)	$11,826
Incentive Income
Hedge funds	$659	$—	$659
Managed accounts	463	—	463
Private equity funds	4,869	—	4,869
Total	$5,991	$—	$5,991

	Nine months Ended September 30, 2014
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Management Fee Income
Hedge funds	$1,802	$(1,802)	$—
Managed accounts	8,768	—	8,768
Private equity funds	11,146	(6,880)	4,266
ZAIS Financial Corp.	1,705	—	1,705
Total	$23,421	$(8,682)	$14,739
Incentive Income
Hedge funds	$2,754	$(93)	$2,661
Managed accounts	827	—	827
Private equity funds	48,962	(10,707)	38,255
Total	$52,543	$(10,800)	$41,743

At September 30, 2015, approximately $2,042,000 and $35,000 were accrued for management fee income and incentive income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition. At December 31, 2014, approximately $1,871,000 and $2,412,000 were accrued for management fee income and incentive fee income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition.

9. Debt Obligations

Notes Payable

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrue interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 31, 2017. The notes were treated as a direct cost attributable to the Business Combination. The Company accrued interest on the notes for the three and nine months ended September 30, 2015, which is included in other income (expense) in the consolidated statements of comprehensive income (loss).

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

At September 30, 2015 no CDOs were consolidated due to the adoption of ASU 2015-02. At December 31, 2014, the fair value of the CDOs’ net assets is approximately $749,719,000. At December 31, 2014, the components of the CDOs’ assets and liabilities and the eliminations for the Consolidated Fund’s investments in CDOs, are as follows:

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

10. Compensation

Employees are eligible to receive discretionary incentive cash compensation (the “Bonus Award”) on an annual basis. The amount of the Bonus Award is based on, among other factors, both individual performance and the financial results of ZAIS Group. For certain employees, as documented in an underlying agreement (the “Bonus Agreement”), the Bonus Award may be further subject to a retention-based payout schedule that generally provides for 30% of the Bonus Award to vest and be paid incrementally over a three-year period. The Company expenses all current cash incentive compensation award payments ratably in the first year. All future payments are amortized equally over the required service period over the remaining term of the Bonus Award as defined in the Bonus Award Agreements. In the event an award is forfeited pursuant to the terms of the Bonus Agreement, the corresponding accruals will be reversed. For the three months ended September 30, 2015 and September 30, 2014, the Company recorded compensation expense of approximately $895,000 and $2,721,000, respectively, related to Bonus Awards. For the nine months ended September 30, 2015 and September 30, 2014, the Company recorded compensation expense of approximately $3,106,000 and $8,336,000, respectively, related to Bonus Awards. At September 30, 2015, ZAIS Group expects to pay approximately $5,001,000 in bonuses that will vest through February of 2017 subject to Bonus Agreements. Levels of incentive compensation will vary to the extent they are tied to to the performance of certain ZAIS Managed Entities or the financial and operating performance of the Company.

ZAIS Group has entered into Points Agreements with certain of its employees whereby certain employees and former employees have been granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities. For the three months ended September 30, 2015 and September 30, 2014, the Company recorded compensation expense of approximately $0 and $166,000, respectively, related to incentive fee compensation for Points Agreements. For the nine months ended September 30, 2015 and September 30, 2014, the Company recorded compensation expense of approximately $32,000 and $7,950,000, respectively, related to incentive fee compensation for Points Agreements.

In 2013, ZAIS Group established the Income Unit Plan. Under the Income Unit Plan, certain employees were entitled to receive a fixed percentage of ZAIS Group’s distributable income, as defined in the Income Unit Plan agreement. Payout of 85% of the estimated award was made in December of the applicable performance year, and the remaining balance was payable within 30 days of the issuance of ZAIS Group’s audit report for the prior year. An employee must have been actively employed by ZAIS Group on each scheduled payment date to receive the relevant distribution. The Income Unit Plan was terminated effective December 31, 2014. ZAIS Group recorded compensation expense of approximately $0 and $2,086,000 related to the Income Unit Plan for the three months ended September 30, 2015 and September 30, 2014, respectively. ZAIS Group recorded compensation expense of approximately $198,000 and $6,225,000 related to the Income Unit Plan for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

The following table presents the unvested Class B-0 units’ activity during the period from March 17, 2015 through September 30, 2015:

	Number of B-0 units	Weighted Average Grant Date Fair Value per Unit
Offered – Upon Closing of Business Combination	1,369,119	$9.70
Awards not accepted due to resignation	(16,327)	9.70
Net granted – Upon Closing of Business Combination	1,352,792	9.70
Granted – Post-Closing of Business Combination	50,000	8.80
Forfeited	(65,306)	9.70
Vested	—	—
Balance at September 30, 2015	1,337,486	$9.67

The total compensation expense expected to be recognized in all future periods associated with the B-0 units, considering estimated forfeitures of 8%, is $8,704,000 at September 30, 2015, which is expected to be recognized over the remaining weighted average period of 1.46 years. The Company recorded compensation expense of $1,336,000 and $3,164,000 related to the B-0 units for the three and nine months ended September 30, 2015, respectively. The expense relating to these B-0 Units is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

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

The following table presents the unvested RSU activity during the nine months ended September 30, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Granted	30,000	$9.85
Forfeited	—	—
Vested	—	—
Balance at September 30, 2015	30,000	$9.85

The total expense expected to be recognized in all future periods associated with the RSUs, considering estimated forfeitures of 0%, is $172,000 at September 30, 2015, which is expected to be recognized over the remaining weighted average period of 0.58 years. The Company recorded expense of $74,000 and $124,000 related to the RSUs for the three and nine months ended September 30, 2015, respectively. The expense relating to these RSUs is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

11. Income Taxes

ZAIS is taxable as a corporation for U.S. tax purposes. The Company’s effective tax rate includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal and state income tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the equity holders owning such non-controlling interests in ZAIS subsidiaries. As such, the non-controlling interest’s tax liability or benefit is not reflected in ZAIS’s unaudited consolidated financial statements. As a result of the significant variations in the customary relationship between income tax expense and pre-tax accounting income, the Company is unable to estimate the annual effective tax rate for 2015. Consequently, the actual effective tax rate for the interim period is being used.

The Company’s foreign operations are conducted in “pass-through” entities for U.S. income tax purposes. The Company provides for U.S. income taxes on a current basis for those earnings. The Company’s foreign subsidiaries pay income taxes in the respective foreign jurisdictions, which are included in provision for income taxes.

The Company recorded income tax (benefit) expense of $(933,000) and $(3,536,000) for the three and nine months ended September 30, 2015, respectively, related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations and income tax (benefit) expense of $189,000 and $209,000 for the three and nine months ended September 30, 2015, respectively, relating to foreign taxes payable to jurisdictions outside the U.S. related to Company’s foreign subsidiaries. The Company recorded income tax (benefit) expense of $5,000 and $19,000 for the three and nine months ended September 30, 2014, respectively, which were only related to foreign taxes.

As of September 30, 2015, the Company had total deferred tax assets of $3,536,000 related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations. There were no deferred tax assets or liabilities recorded in the period prior to the Business Combination, as all the earnings were attributable to ZGP, which is taxed as a partnership for U.S. tax purposes, and were allocated to ZGP’s partners. Deferred tax assets are included in deferred tax assets on the accompanying consolidated statements of financial condition.

Additionally at September 30, 2015, the Company had deferred tax assets of $784,000 related to ZAIS’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. During the three months ended September 30, 2015, the Company released the full valuation allowance it had previously recorded on the deferred tax assets and recognized a benefit of $(784,000). This benefit is included in income tax (benefit) expense in the consolidated statements of comprehensive income (loss) and deferred tax assets in the consolidated statements of financial condition.

As of September 30, 2015, the Company has estimated federal and state income tax net operating loss carryforwards of $7,891,000 which will expire as follows:

2032	$1,000
2033	83,000
2034	122,000
2035	7,685,000
Total	$7,891,000

The Company’s effective tax rates were (27.26)% and (27.21)% for the three and nine months ended September 30, 2015, respectively. The difference between the U.S. federal statutory rate of 35.0% and the effective tax rates reflected above principally relates to (i) the effect of income and loss included in pre-tax operating income related to non-controlling interests that are not taxable to the Company, (ii) U.S. state and local taxes, which are incremental to the U.S. federal statutory tax rate, (iii) and change in valuation allowance on pre-Business Combination deferred tax assets. In the period prior to the Business Combination, the earnings of the Company related to the operations of ZGP, which is taxed as a partnership for U.S. income tax purposes. The below table provides the reconciliation of the Company’s effective tax rate to the U.S. federal statutory rate.

	Effective Tax Rate – Three months ended September 30, 2015	Effective Tax Rate – Nine months ended September 30, 2015

Income tax (benefit) expense at the U.S. federal statutory income tax rate	(35.00)%	(35.00)%

State and Local Income Tax, Net of Fed Benefit	(2.12)%	(3.19)%
Redeemable non-controlling interests	12.69%	0.09%
Non-controlling interests in Consolidated Funds	5.06%	(0.80)%
Non-controlling interests in ZGP	4.56%	16.63%
Change in Valuation Allowance on Pre-Business Combination Deferred Tax Assets	(12.45)%	(4.94)%

Total	(27.26)%	(27.21)%

As of September 30, 2015, and September 30, 2014 the Company did not have any unrecognized tax benefits.

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

On September 30, 2014, ZGP made a distribution-in-kind to its members of its full partnership interest in ZAIS Value-Added Real Estate Fund I, LP, a Consolidated Fund. The value of the partnership interest at the time of the distribution was approximately $5,310,000 and is reflected as a distribution-in-kind from members’ equity and a corresponding increase to equity attributable to non-controlling interests in Consolidated Funds in the consolidated statement of changes in equity, non-controlling interests and redeemable non-controlling interests. ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CDOs) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees are approximately $29,082,000 and $30,141,000 at September 30, 2015 and September 30, 2014, respectively.

Additionally, ZAIS Group did not charge management fees or earn incentive income on ZAIS CLO 1 and ZAIS CLO 2 since investments were made in these entities by ZAIS Managed Entities, with existing fee arrangements, representing 100% of the equity tranche of ZAIS CLO 1 and ZAIS CLO 2. The total amounts of asset under management that are not being charged fees are approximately $560,206,000 and $555,865,000 at September 30, 2015 and September 30, 2014, respectively.

From time to time, ZAIS Group may pay related party research and data services expenses directly to vendors, and subsequently invoice these costs to the respective ZAIS Managed Entities based upon certain criteria. At September 30, 2015 and December 31, 2014, approximately $642,000 and $400,000, respectively, was due to ZAIS Group from the ZAIS Managed Entities as a result of this arrangement. These amounts are included in due from related parties in the consolidated statements of financial condition.

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

ZGP has entered into a two-year Consulting Agreement with Mr. Ramsey through an entity controlled by Mr. Ramsey (the “Consulting Agreement”), under the terms of which, among other things, Mr. Ramsey will provide consulting services to ZGP, ZAIS Group’s senior management team and ZAIS, as requested by ZGP’s managing member, from time to time during the 24-month period beginning on, the closing of the Business Combination. Mr. Ramsey may not compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP will pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments. ZGP may terminate the Consulting Agreement for cause, as defined in the Consulting Agreement.

ZAIS Group is a party to a consulting agreement with Tracy Rohan, Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earned approximately $29,000 and $32,000 for her services for the three months ended September 30, 2015 and September 30, 2014, respectively. Ms. Rohan earned approximately $87,000 and $95,000 for her services for the nine months ended September 30, 2015 and September 30, 2014, respectively.

At September 30, 2015 and December 31, 2014, approximately $66,000 and $100,000, respectively, relating to employee loans were included in due from related parties in the consolidated statements of financial condition.

Related Party Transactions of Consolidated Funds

For the three months ended September 30, 2014, ZAIS Opportunity Master Fund, Ltd. did not enter into purchase and sale transactions with affiliated parties.

For the nine months ended September 30, 2014, ZAIS Opportunity Master Fund, Ltd. entered into purchase and sale transactions with Deutsche Bank Securities, Inc., an entity affiliated with the employer of the members of the Board of Directors for the ZAIS Opportunity Master Fund, Ltd. Total purchases at fair value of approximately $0, and total sales at fair value of approximately $4,000, with net losses of approximately $459,000 for the nine months ended September 30, 2014 were made with this affiliated party.

13. Fixed Assets

Fixed assets consist of the following:

	September 30, 2015	December 31, 2014
	( Dollars in thousands )
Office equipment	$3,187	$3,073
Leasehold improvements	947	938
Furniture and fixtures	587	569
Software	427	402
	5,148	4,982
Less accumulated depreciation and amortization	(4,536)	(3,891)
Total	$612	$1,091

For the three months ended September 30, 2015 and September 30, 2014, depreciation and amortization expense amounted to approximately $445,000 and $122,000, respectively. In the current period, the useful life assumption for leasehold improvements was updated to be consistent with the term of the lease. For the nine months ended September 30, 2015 and September 30, 2014, depreciation and amortization expense from continuing operations amounted to approximately $654,000 and $358,000, respectively. The change in accumulated depreciation and amortization also includes the change in foreign currency spot rates for each respective period presented.

14. Commitments and Contingencies

Capital Commitments

As of September 30, 2015, a portion of the proceeds of the Business Combination had been committed to expand existing business lines. To provide ZAIS Group with the opportunity to continue to expand its corporate CLO business, up to $51 million of equity capital has been committed to a majority owned subsidiary of ZAIS Group which would allow the subsidiary to invest in ZAIS Group managed CLO vehicles and thereby satisfy the risk retention requirements for CLO managers under the Securities Exchange Act of 1934. As of September 30, 2015, no capital has been contributed to the subsidiary.

Lease Obligations

ZAIS Group is obligated under operating lease agreements for office space expiring through October 2017. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. Aggregate future minimum annual rental payments for the periods subsequent to September 30, 2015 are approximately as follows:

Period	Amount
( Dollars in thousands )
Three Months Ending December 31, 2015	$235
Year Ending December 31, 2016	938
Year Ending December 31, 2017	728
$1,901

Rent expense is amortized on a straight-line basis and is included in general, administrative and other in the consolidated statements of comprehensive income (loss). For the three months ended September 30, 2015 and September 30, 2014, rent expense amounted to approximately $397,000 and $501,000, respectively. For the nine months ended September 30, 2015 and September 30, 2014, rent expense amounted to approximately $1,215,000 and $1,275,000, respectively.

Litigation

From time to time, ZAIS Group may become involved in various claims, regulatory inquiries and legal actions arising in the ordinary course of business. Management is not aware of any contingencies relating to such matters that would require accrual or disclosure in the financial statements at September 30, 2015.

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

15. Segment Reporting

The ZAIS Managed Entities segment is currently the Company’s only reportable segment, and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The ZAIS Managed Entities segment provides investment advisory and asset management services to the ZAIS Managed Entities.

16. Earnings Per Share

Shares of Class B common stock have no impact on the calculation of consolidated net income (loss) per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	(Dollars in thousands, except shares and per share data)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(568)	$(3,539	)(1)	$(4,337)	$23,259	(1)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	(1,009)	—		(7,754)	—
Less: Consolidated Net Income (Loss), net of tax, attributable to ZAIS REIT Management, LLC Class B Members (2)	(144)	—		(426)	—
Income tax (benefit) expense (3)	471	—		3,342	—
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$(1,250)	$(3,539)		$(9,175)	$23,259
Denominator:
Weighted average number of shares of Class A Common Stock	13,870,917	7,000,000	(5)	10,009,416	7,000,000	(5)
Effect of dilutive securities:
Weighted average number of Class A Units of ZGP	7,000,000	—		7,000,000	—
Dilutive number of B-0 Units and RSUs (4)	—	—		—	—
Diluted weighted average shares outstanding (6)	20,870,917	7,000,000		17,009,416	7,000,000
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$(0.04)	$(0.51)		$(0.43)	$3.32
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$(0.06)	$(0.51)		$(0.54)	$3.32

(1)	–	Consolidated Net Income (Loss), net of tax for all periods prior to the Business Combination is attributable to ZGP Founder Members
(2)	–	Amount represents portion of the management fee income received from ZAIS Financial Corp. that is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC.
(3)	–	Income tax (benefit) / expense is calculated using an assumed tax rate of 40.85%.
(4)	–	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors. These units are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(5)	–	Refer to Note 2 for the details around the number of units used to calculate earnings per share for periods prior to the Business Combination
(6)	–	Number of diluted shares outstanding takes into account non-controlling interests of ZAIS Group Parent, LLC that may be exchanged for Class A Common Stock under certain circumstances.

17. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position at September 30, 2015 and December 31, 2014, and results of operations for the three and nine months ended September 30, 2015 and September 30, 2014:

	September 30, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$75,707	$—	$—	$75,707
Income and fees receivable	2,077	—	—	2,077
Investments in affiliates, at fair value	253	—	(253)	—
Due from related parties	848	—	(39)	809
Fixed assets, net	612	—	—	612
Prepaid expenses	1,602	—	—	1,602
Deferred tax assets	4,320	—	—	4,320
Other assets	2,974	—	—	2,974
Assets of Consolidated Funds
Cash and cash equivalents	—	20,098	—	20,098
Restricted cash	—	2,265	—	2,265
Investments, at fair value	—	46,230	—	46,230
Investments in affiliated securities, at fair value	—	26,466	—	26,466
Derivative assets, at fair value	—	1,805	—	1,805
Other assets	—	3,264	—	3,264
Total Assets	$88,393	$100,128	$(292)	$188,229
Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Notes payable	$1,253	$—	$—	$1,253
Compensation payable	2,461	—	—	2,461
Due to related parties	174	—	—	174
Other liabilities	3,044	—	—	3,044
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	—	—	—	—
Securities sold, not yet purchased	—	12,621	—	12,621
Derivative liabilities, at fair value	—	1,994	—	1,994
Due to broker	—	15,588	—	15,588
Other liabilities	—	244	(39)	205
Total Liabilities	6,932	30,447	(39)	37,340

Commitments and Contingencies (Note 14)

Redeemable Non-controlling Interests	—	59,792	(241)	59,551

Equity
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	59,771	—	—	59,771
Retained earnings (Accumulated deficit)	(4,337)	—	—	(4,337)
Accumulated other comprehensive income (loss)	215	—	—	215
Total stockholders’ equity, ZAIS Group Holdings, Inc.	55,650	—	—	55,650
Non-controlling interests in ZAIS Group Parent, LLC	25,811	—	—	25,811
Non-controlling interests in Consolidated Funds	—	9,889	(12)	9,877
Total Equity	81,461	9,889	(12)	91,338
Total Liabilities, Redeemable Non-controlling Interests and Equity	$88,393	$100,128	$(292)	$188,229

	December 31, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$7,664	$—	$—	$7,664
Income and fees receivable	11,223	—	(6,940)	4,283
Investments in affiliates, at fair value	1,752	—	(1,648)	104
Due from related parties	968	—	(320)	648
Fixed assets, net	1,091	—	—	1,091
Prepaid expenses	1,543	—	—	1,543
Other assets	3,310	—	—	3,310
Assets of Consolidated Funds
Cash and cash equivalents	—	94,212	—	94,212
Restricted cash	—	30,265	—	30,265
Investments, at fair value	—	1,126,737	—	1,126,737
Investments in affiliated securities, at fair value	—	66,219	(34,762)	31,457
Derivative assets, at fair value	—	6,648	—	6,648
Other assets	—	11,599	(22)	11,577
Total Assets	$27,551	$1,335,680	$(43,692)	$1,319,539

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Compensation payable	$6,094	$—	$—	$6,094
Due to related parties	32	—	—	32
Other liabilities	3,050	—	—	3,050
Liabilities of Consolidated Funds
Notes payable of consolidated CDOs, at fair value	—	784,481	(34,762)	749,719
Securities sold, not yet purchased	—	19,308	—	19,308
Derivative liabilities, at fair value	—	5,785	—	5,785
Due to broker	—	21,047	—	21,047
Other liabilities	—	40,144	(7,281)	32,863
Total Liabilities	9,176	870,765	(42,043)	837,898

Commitments and Contingencies (Note 14)

Redeemable Non-controlling Interests	—	452,925	—	452,925

Equity
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	—	—	—	—
Retained earnings (Accumulated deficit)	18,188	1,650	(1,649)	18,189
Accumulated other comprehensive income (loss)	186	—	—	186
Total stockholders’ equity, ZAIS Group Holdings, Inc.	18,375	1,650	(1,649)	18,376
Non-controlling interests in ZAIS Group Parent, LLC	—	—	—	—
Non-controlling interests in Consolidated Funds	—	10,340	—	10,340
Total Equity	18,375	11,990	(1,649)	28,716
Total Liabilities, Redeemable Non-controlling Interests and Equity	$27,551	$1,335,680	$(43,692)	$1,319,539

	Three months Ended September 30, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$4,175	$—	$(64)	$4,111
Incentive income	3,870	—	—	3,870
Other revenues	81	—	—	81
Income of Consolidated Funds	—	1,105	—	1,105
Total Revenues	8,126	1,105	(64)	9,167
Expenses
Compensation and benefits	6,488	—	—	6,488
General, administrative and other	4,370	—	—	4,370
Depreciation and amortization	445	—	—	445
Expenses of Consolidated Funds	—	(677)	(65)	(742)
Total Expenses	11,303	(677)	(65)	10,561
Other Income (loss)
Net gain (loss) on investments	(11)	—	11	—
Other income (expense)	83	—	—	83
Net gains (losses) of Consolidated Funds’ investments	—	(4,987)	—	(4,987)
Total Other Income (Loss)	72	(4,987)	11	(4,904)
Income (loss) before income taxes	(3,105)	(3,205)	12	(6,298)
Income tax (benefit) expense	(1,528)	—	—	(1,528)
Consolidated net income (loss), net of tax	(1,577)	(3,205)	12	(4,770)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(160)	—	—	(160)
Total Comprehensive Income (Loss)	$(1,737)	$(3,205)	$12	$(4,930)

	Three months Ended September 30, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$5,537	$—	$(1,164)	$4,373
Incentive income	6,008	—	(1,055)	4,953
Other revenues	95	—	(10)	85
Income of Consolidated Funds	—	25,065	5,312	30,377
Total Revenues	11,640	25,065	3,083	39,788
Expenses
Compensation and benefits	9,490	—	—	9,490
General, administrative and other	5,472	—	—	5,472
Depreciation and amortization	122	—	—	122
Expenses of Consolidated Funds	—	17,449	(5,511)	11,938
Total Expenses	15,084	17,449	(5,511)	27,022
Other Income (loss)
Net gain (loss) on investments	(194)	—	174	(20)
Other income (expense)	104	—	—	104
Net gains (losses) of Consolidated Funds’ investments	—	151,354	(146,970)	4,384
Total Other Income (Loss)	(90)	151,354	(146,796)	4,468
Income (loss) before income taxes	(3,534)	158,970	(138,202)	17,234
Income tax (benefit) expense	5	—	—	5
Consolidated net income (loss), net of tax	(3,539)	158,970	(138,202)	17,229
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	831	—	—	831
Total Comprehensive Income (Loss)	$(2,708)	$158,970	$(138,202)	$18,060

	Nine months Ended September 30, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$12,009	$—	$(183)	$11,826
Incentive income	5,991	—	—	5,991
Other revenues	218	—	—	218
Income of Consolidated Funds	—	4,314	—	4,314
Total Revenues	18,218	4,314	(183)	22,349
Expenses
Compensation and benefits	20,418	—	—	20,418
General, administrative and other	13,470	—	—	13,470
Depreciation and amortization	654	—	—	654
Expenses of Consolidated Funds	—	956	(184)	772
Total Expenses	34,542	956	(184)	35,314
Other Income (loss)
Net gain (loss) on investments	34	—	(34)	—
Other income (expense)	88	—	—	88
Net gains (losses) of Consolidated Funds’ investments	—	(3,003)	—	(3,003)
Total Other Income (Loss)	122	(3,003)	(34)	(2,915)
Income (loss) before income taxes	(16,202)	355	(33)	(15,880)
Income tax (benefit) expense	(4,111)	—	—	(4,111)
Consolidated net income (loss), net of tax	(12,091)	355	(33)	(11,769)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	323	—	—	323
Total Comprehensive Income (Loss)	$(11,768)	$355	$(33)	$(11,446)

	Nine months Ended September 30, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$23,421	$—	$(8,682)	$14,739
Incentive income	52,543	—	(10,800)	41,743
Other revenues	502	—	(48)	454
Income of Consolidated Funds	—	77,355	10,755	88,110
Total Revenues	76,466	77,355	(8,775)	145,046
Expenses
Compensation and benefits	37,600	—	—	37,600
General, administrative and other	13,086	—	—	13,086
Depreciation and amortization	358	—	—	358
Expenses of Consolidated Funds	—	134,466	(34,602)	99,864
Total Expenses	51,044	134,466	(34,602)	150,908
Other Income (loss)
Net gain (loss) on investments	1,424	—	(1,465)	(41)
Other income (expense)	164	—	—	164
Net gains (losses) of Consolidated Funds’ investments	—	92,504	(20,327)	72,177
Total Other Income (Loss)	1,588	92,504	(21,792)	72,300
Income (loss) before income taxes	27,010	35,393	4,035	66,438
Income tax (benefit) expense	19	—	—	19
Consolidated net income (loss), net of tax	26,991	35,393	4,035	66,419
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	630	—	—	630
Total Comprehensive Income (Loss)	$27,621	$35,393	$4,035	$67,049

18. Subsequent Events

On November 2, 2015, the Compensation Committee of the Board of Directors approved a waiver to the compensation guidelines set forth in the charter of the committee that provide that the Company’s total GAAP compensation expense on a consolidated basis for all cash and non-cash compensation paid to employees of the Company and its operating subsidiaries and affiliates during 2015 will not exceed 65% of the Company’s consolidated GAAP revenue for 2015. The ZAIS Board of Directors also approved an amendment to the Compensation Committee’s charter that provides that the committee may both modify the compensation guidelines from year-to-year or waive such guidelines for any given year.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, references to (i) the “Company” refer to ZAIS Group Holdings, Inc. (“ZAIS”), together with its consolidated subsidiaries, (ii) “ZAIS Group” refer to ZAIS Group, LLC, and (iii) “ZGP“ refer to ZAIS Group Parent, LLC.

This discussion contains forward-looking statements and involves numerous known and unknown risks and uncertainties, including, but not limited to, those described in “Risk Factors” of the Current Report on Form 8-K filed by ZAIS on March 23, 2015 (the “Closing 8-K”) and those risk factors set forth herein. Actual results and the timing of events may differ materially from those contained in any forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” included or incorporated by reference in the Closing 8-K describing key risks associated with ZAIS and its subsidiaries’ business, operations and industry. Amounts and percentages presented throughout this discussion and analysis of financial condition and results of operations may reflect rounding adjustments and as a result, totals may not appear to sum. The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report on Form 10-Q and in the Closing 8-K.

Overview

A summary of the Company’s results for the three months ended September 30, 2015 and September 30, 2014 is as follows:

·	As of September 30, 2015 and September 30, 2014, ZAIS Group’s assets under management (“AUM”) was approximately $4.201 billion and $4.787 billion, respectively.

o	AUM primarily is comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived. AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned. Further to the change in calculation methodology effective January 1, 2014 that was discussed in the AUM-related sections of the Closing 8-K, ZAIS Group has clarified the AUM calculation for issued structured vehicles to exclude interest payable to investors, which cannot be managed by ZAIS Group. ZAIS Group’s September 30, 2015 AUM uses values for: Euro EPICS I plc ("Euro Epics") and Galleria CDO V, Ltd. (“Galleria V”) as of September 10, 2015, ZAIS Investment Grade Limited IX (“ZING IX”) as of September 2, 2015, ZAIS CLO 1, Limited (“CLO 1”) as of September 3, 2015 and ZAIS CLO 2, Limited (“CLO 2”) as of September 16, 2015.

·	Management fee income, before elimination of management fee income generated from the Consolidated Funds (as described and defined below under “—Understanding the Company’s Results”), was $4.2 million for the three months ended September 30, 2015, compared to $5.5 million for the three months ended September 30, 2014. See Footnote 17 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

·	Incentive income, before elimination of incentive income generated from the Consolidated Funds, was $3.9 million for the three months ended September 30, 2015, compared to $6.0 million for the three months ended September 30, 2014, respectively. See Footnote 17 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

·	Consolidated net loss of the Company was $(4.8) million for the three months ended September 30, 2015, of which $(0.6) million of loss was allocated to ZAIS’s Class A common stockholders with the remaining amount being allocated to all non-controlling interests, compared to consolidated net income of $17.2 million for the three months ended September 30, 2014, of which $(3.5) million of loss was allocated ZGP (which was 100% owned by the ZGP Founder Members in 2014) with the remaining amount being allocated to all remaining non-controlling interests.

·

Consolidated net loss (excluding Consolidated Funds of ZAIS Group) of the Company was $(1.6) million, or $(0.06) per diluted weighted average Class A common share outstanding for the three months ended September 30, 2015, compared to consolidated net loss (excluding Consolidated Funds of ZAIS Group) of $(3.5) million, or $(0.51) per diluted weighted average Class A common share outstanding for the three months ended September 30, 2014.

·	Adjusted EBITDA (as described and defined under “- Understanding the Company’s Results –Non-GAAP Financial Measures”) for the Company was a negative $(1.1) million for the three months ended September 30, 2015, compared to a negative $(2.2) million for the three months ended September 30, 2014.

A summary of the Company’s results for the nine months ended September 30, 2015 and September 30, 2014 are as follows:

·	Management fee income, before elimination of management fee income generated from the Consolidated Funds (as described and defined below under “—Understanding the Company’s Results”), was $12.0 million for the nine months ended September 30, 2015, compared to $23.4 million for the nine months ended September 30, 2014. See Footnote 17 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

·	Incentive income, before elimination of incentive income generated from the Consolidated Funds, was $6.0 million for the nine months ended September 30, 2015, compared to $52.5 million for the nine months ended September 30, 2014, respectively. See Footnote 17 “Supplemental Financial Information” in the Company’s consolidated financial statements for an illustration of the effects of consolidation on the Company’s results of operations.

·	Consolidated net loss of the Company was $(11.8) million for the nine months ended September 30, 2015, of which $(4.3) million of loss was allocated to ZAIS’s Class A common stockholders with the remaining amount being allocated to all non-controlling interests, compared to consolidated net income of $66.4 million for the nine months ended September 30, 2014, of which $23.3 million was allocated to ZGP (which was 100% owned by the ZGP Founder Members in 2014) with the remaining amount being allocated to all remaining non-controlling interests.

·	Consolidated net loss (excluding Consolidated Funds of ZAIS Group) of the Company was $(12.1) million, or $(0.54) per diluted weighted average Class A common share outstanding for the nine months ended September 30, 2015, compared to consolidated net income (excluding Consolidated Funds of ZAIS Group) of $27.0 million, or $3.32 per diluted weighted average Class A common share outstanding for the nine months ended September 30, 2014.

·	Adjusted EBITDA (as described and defined under “- Understanding the Company’s Results – Non-GAAP Financial Measures”) for the Company was a negative $(11.0) million for the nine months ended September 30, 2015, compared to a positive $26.4 million for the nine months ended September 30, 2014.

See “Results of Operations” in this section for further discussions about the changes in the Company’s consolidated revenues, expenses and net income.

For reconciliations of ZAIS’s Adjusted EBITDA to the most comparable GAAP measure, please see “—Reconciliations of Non-GAAP Financial Measures” at the end of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Organization Structure

The following diagram illustrates the Company’s corporate structure following the Business Combination

Understanding the Company’s Results

ZAIS conducts substantially all of its business through ZAIS Group and its subsidiaries. GAAP requires that the Company consolidate certain of the ZAIS Managed Entities in which it has a minority ownership interest or no ownership interest, in its consolidated financial statements (the “Consolidated Funds”). The majority ownership interests in the Consolidated Funds are held by the investors in the Consolidated Funds, and these interests are included in redeemable non-controlling interests and non-controlling interests in Consolidated Funds in the consolidated statements of financial condition.

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

Core Business

Revenues

The Company’s operations have been financed by cash flows generated by its core business. The Company’s principal sources of revenues are management fees and incentive fees for investment advisory services provided to the ZAIS Managed Entities. For any given period, the Company’s revenues are influenced by the amount of AUM, the investment performance and the timing of when incentive income is recognized for certain of the ZAIS Managed Entities, as discussed below. As noted above, AUM has been trending downward since 2007. This trend results from the wind-up and liquidation of a number of private equity-style and structured vehicles combined with challenges ZAIS Group and other structured credit-focused asset managers have faced in raising new capital in the recent investment environment of lower interest rates and changing regulations. Structured credit products have been disfavored by investors in the current low interest rate environment. This trend will likely continue until interest rates rise to a level presenting more attractive yields.

Management fees. Management fees earned for funds and accounts with hedge fund-style fee arrangements generally range from 0.50% to 1.25%, annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned for funds and accounts with private equity-style fee arrangements generally range from 0.25% to 0.50%, annually, based on either the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or on the amount of capital committed to these funds and accounts by its investors. Management fees earned for the CDOs generally range from 0.15% to 0.50%, annually, and are generally based on the par value of the collateral and cash held in the CDOs. The management fee earned from ZAIS Financial Corp. is 1.50%, annually, based on ZAIS Financial Corp.’s stockholders' equity, as defined in the amended and restated investment advisory agreement between a subsidiary of ZAIS Group and ZAIS Financial Corp. ZAIS Group pays 20% of management fee income received from ZAIS Financial Corp. to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC. For the three and nine months ended September 30, 2015, the 20% is booked on a gross basis and included in management fee income on the consolidated statements of comprehensive income (loss). This income is allocated to non-controlling interests in ZAIS Group Parent, LLC. However, for the three and nine months ended September 30, 2014, the 20% is booked on a net basis and is not included in management fee income on the consolidated statements of comprehensive income (loss).

In addition to the management fee income mentioned above, subordinated management fees may be earned from CDOs for which ZAIS Group acts as collateral manager. The subordinated management fee is an additional payment for the same service, but has a lower priority in the CDOs’ cash flows. The subordinated management fee is contingent upon the economic performance of the respective CDO assets. If the CDOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CDOs of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee income when collection is reasonably assured.

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

The management fees and incentive income from the Consolidated Funds are eliminated in consolidation, and therefore are not reflected as revenue in the Company’s consolidated financial statements. ZAIS Group’s share of the earnings from the consolidated ZAIS Managed Entities is increased by the amount of the management fees and incentive income that are eliminated in consolidation.

Other revenues. Fees for data, funding and analytical services provided to outside parties and affiliated funds are accrued as earned.

Expenses

Compensation and benefits. Compensation and benefits expense is comprised of salaries, payroll taxes, employer contributions to welfare plans and discretionary and guaranteed cash bonuses, stock compensation and other contractual compensation programs payable to employees and non-employee directors. Compensation and benefits expense is generally recognized over the related service period. On an annual basis, compensation and benefits comprise a significant portion of total expenses. Discretionary and guaranteed cash bonuses, stock compensation and other contractual compensation programs generally comprise a significant portion of total compensation and benefits. Levels of incentive compensation will vary to the extent they are tied to financial and operating performance of the Company and in some cases, to the performance of certain ZAIS Managed Entities.

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

Non-GAAP Financial Measures

Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA

The Company’s management reviews its results on an Adjusted EBITDA basis. Adjusted EBITDA is a key performance measure used by management when making operating decisions, assessing financial performance and allocating capital resources. Adjusted EBITDA is a non-GAAP financial measure that excludes the adjustments described below that are required for presentation of the Company’s results on a GAAP basis:

Adjustments to derive Net income (excluding Consolidated Funds of ZAIS Group)

·	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of management fees, incentive income, other revenues and gain (loss) on investments. Management fees from the Consolidated Funds are accrued as earned and are calculated and paid monthly, quarterly or semi-annually, depending on the individual agreements, consistent with the revenue recognition policy for the funds the Company does not consolidate. The Company also defers the recognition of incentive income from certain funds that the Company does not consolidate until it is (i) contractually receivable, (ii) fixed or determinable (“crystallized”), and (iii) all related contingencies have been removed and collection is reasonably assured, consistent with the revenue recognition policy for the Consolidated Funds.

Adjustments to Net income (excluding Consolidated Funds of ZAIS Group) to derive Adjusted EBITDA

·	Compensation expense related to the Income Unit Plan . The Income Unit Plan was initially implemented in 2013 and was designed to deliver equity-like participation in ZAIS Group’s pre-tax income to key employees. Payments under the Income Unit Plan are recognized as compensation under GAAP. The Income Unit Plan was terminated with an effective date of December 31, 2014.

·	Compensation expense related to Points awards recorded before related incentive income being recognized. Adjustments to reclassify certain of ZAIS Group’s legacy incentive compensation programs that were not designed for a GAAP reporting regime. These programs provided incentive compensation payments equal to a fixed percentage of incentive income received by ZAIS Group and were due and payable in the period ZAIS Group received the incentive income. Under GAAP, a portion of these incentive compensation payments are required to be recognized in accounting periods prior to the accounting periods in which the related incentive income was received and recognized. These adjustments reclassify certain of these incentive compensation expenses into the accounting period in which the associated incentive income was received and recognized. One of ZAIS Group’s existing incentive compensation programs with respect to one separately managed account may cause a similar timing issue in the future. Otherwise, none of ZAIS Group’s current or ongoing incentive compensation programs are expected to cause similar timing issues for financial statements prepared in accordance with GAAP.

·	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

·	Severance. Management does not consider these expenses to be reflective of operating performance.

·	Certain other non-cash and non-operating items.

·	Any applicable taxes, interest expense, foreign currency translation adjustments and depreciation and amortization expenses.

Our calculation of Adjusted EBITDA may not be directly comparable to other similar non-GAAP financial measures reported by other asset managers. The Company believes that Adjusted EBITDA is a useful benchmark for measuring its performance. Management also believes that investors should review the same supplemental financial measures that management uses to analyze the business. These measures supplement and should be considered in addition to and not in lieu of the results of operations prepared in accordance with GAAP. Management also reviews management fee income, incentive income, other revenues, compensation and benefits, non-compensation expenses and net gain (loss) on investments on an Adjusted EBITDA basis after excluding the adjustments described above. As a result, the metrics are also considered non-GAAP financial measures. For reconciliations of our non-GAAP financial measures to the respective GAAP measures, please see “—Reconciliations of Non-GAAP Financial Measures” at the end of this MD&A.

In the current period, the Company has decided to eliminate Distributable Earnings, and use only net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA as its non-GAAP measures.  This change was made because the differences between the Distributable Earnings and Adjusted EBITDA were not significant and Adjusted EBITDA is the measure that is used internally by management.  In addition, the calculation of Adjusted EBITDA was modified in order to better reflect how management views its operating results. The measure now incorporates the investment income of its general partner investments, and eliminates the impact of severance and foreign currency adjustments that management does not consider to be reflective of on-going operating performance.

Results of Operations

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Consolidated net income (loss), net of tax	$(4,770)	$17,229	$(21,999)	-128%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(1,577)	$(3,539)	$1,962	55%

Adjusted EBITDA - Non-GAAP	$(1,137)	$(2,232)	$1,095	49%

The Company recorded a net loss (excluding Consolidated Funds of ZAIS Group) for the three months ended September 30, 2015 of $(1.6) million, compared with net loss (excluding Consolidated Funds of ZAIS Group) of $(3.5) million for the three months ended September 30, 2014. The year-over-year decrease in net loss was driven by a decrease in expenses of $3.8 million and a tax benefit of $1.5 million in the current year, for which there was no comparable benefit in the prior year, when ZAIS, which is taxed as a corporation, was not a partner in ZGP, partially offset by a decrease in management fee income and incentive income of $(1.4) and $(2.1) million, respectively. Revenue and results of operations are significantly dependent on the management fee income and incentive income ZAIS Group earns on the assets under its management. Assets under management declined from $4.787 billion as of September 30, 2014, to approximately $4.201 billion as of September 30, 2015. We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of business lines, including our mortgage related businesses, which are currently incurring losses or not meeting our expectations for contributing to our earnings.

Revenues

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Management fee income	$4,111	$4,373	$(262)	-6%
Incentive income	3,870	4,953	(1,083)	-22%
Other revenues	81	85	(4)	-5%
Income of Consolidated Funds	1,105	30,377	(29,272)	-96%
Total Revenues	$9,167	$39,788	$(30,621)	-77%

Total revenues decreased by $(30.6) million primarily due to the following:

·	The $(262,000) decrease in management fees was primarily due to the year-over-year reduction in average AUM of $(0.633) billion, which was driven by the liquidation of private equity style funds in 2014.

·	The $(1.1) million decrease in incentive income is primarily driven by the reduction of incentive income from a private equity style fund, due to its liquidation, and reduced performance on one of our hedge fund style funds with a September year-end date, offset by the recognition of incentive income from a private equity-style fund which liquidated during the three months ended September 30, 2015.

·	The $(29.3) million decrease in income of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the three months ended September 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

Adjusted EBITDA Revenues (Non-GAAP)

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Management fee income	$4,175	$5,537	$(1,362)	-25%
Incentive income	3,870	6,008	(2,138)	-36%
Other revenues	81	95	(14)	-15%
Total Adjusted EBITDA Revenues	$8,126	$11,640	$(3,514)	-30%

Adjusted EBITDA revenues decreased by $(3.5) million primarily due to the following:

·	The $(1.4) million decrease in management fees was primarily due to the year-over-year reduction in average AUM of $(0.633) billion, which was driven by the liquidation of private equity-style funds in 2014.

·	The $(2.1) million decrease in incentive income is primarily driven by the reduction of incentive income from a private equity style fund, due to its liquidation, and reduced performance on one of our hedge fund style funds with a September year-end date, offset by the recognition of $3.8 million of incentive income from a private equity-style fund which liquidated during the three months ended September 30, 2015.

The following table details the changes to our AUM for three months ended September 30, 2015 and September 30, 2014. The methodology for calculating AUM is described in the Overview section.

	Three Months Ended September 30, 2015
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.843	$1.575	$0.941	$4.359
Contributions (2)	0.007	—	0.008	0.015
Distributions (3)	(0.087)	(0.002)	—	(0.089)
Redemptions (4)	(0.015)	—	(0.001)	(0.016)
Profit & Loss (5)	(0.003)	(0.012)	(0.036)	(0.051)
Other (6)	0.010	(0.020)	(0.007)	(0.017)
End of Period AUM (7)	$1.755	$1.541	$0.905	$4.201

Average AUM (8)	$1.799	$1.558	$0.923	$4.280

	Three Months Ended September 30, 2014
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (9)	$2.822	$1.423	$0.793	$5.038
Contributions (2)	0.350	0.001	0.026	0.377
Distributions (3)	(0.676)	(0.024)	—	(0.700)
Redemptions (4)	(0.012)	(0.016)	(0.002)	(0.030)
Profit & Loss (5)	(0.056)	0.009	0.020	(0.027)
Other (6)	0.062	0.050	0.017	0.129
End of Period AUM (10)	$2.490	$1.443	$0.854	$4.787

Average AUM (9)	$2.656	$1.433	$0.824	$4.913

(1) AUM uses values for: Euro Epics, as of June 10, 2015, Galleria V as of June 9, 2015, ZING IX as of June 3, 2015, CLO 1 as of June 4, 2015 and CLO 2 as of June 16, 2015.

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

(7) AUM uses values for: Euro Epics and Galleria V as of September 10, 2015, ZING IX as of September 2, 2015, CLO 1 as of September 3, 2015 and CLO 2 as of September 16, 2015.

(8) Average is based on the beginning and ending balance for the period presented.

(9) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. as of March 31, 2014, EPICS I Ltd. ("Epics") and CO-EPICS I Ltd. ("Co-Epics") as of June 13, 2014, Euro Epics as of June 10, 2014, Galleria V as of June 9, 2014, ZAIS Investment Grade Limited X (“ZING X”) as of May 30, 2014, ZING IX as of June 3, 2014 and CLO 1 as of June 5, 2014.

(10) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. as of June 30, 2014, Epics and Co-Epics as of September 15, 2014, Euro Epics and Galleria V as of September 10, 2014, ZING IX as of September 3, 2014 and CLO 1 as of September 4, 2014.

Expenses

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Compensation and benefits	$6,488	$9,490	$(3,002)	-32%
General, administrative and other	4,370	5,472	(1,102)	-20%
Depreciation and amortization	445	122	323	265%
Expenses of Consolidated Funds	(742)	11,938	(12,680)	-106%
Total Expenses	$10,561	$27,022	$(16,461)	-61%

Total expenses decreased by $(16.5) million primarily due to the following:

·	A $(3.0) million decrease in compensation and benefits predominately due to the following: (i) a $(4.0) million decrease in accrued expenses relating to the Income Unit Plan which was terminated effective December 31, 2014 and the determination by management to reduce incentive compensation in light of ZAIS Group’s expected negative operating results for 2015; (ii) a $(0.2) million decrease in expenses relating to incentive compensation from Points agreements as a result of the crystallization of incentive income on a private-equity style fund; and (iii) a $1.4 million increase in equity compensation relating to B-0 units awarded to key employees of ZAIS Group and RSUs awarded to ZAIS’s non-employee directors.

·

A $(1.1) million decrease in general, administrative and other expenses, primarily due to the following: (i) a $(1.7) million decrease in professional fees due to a $(1.6) million decrease in accounting fees, a $(0.5) million decrease in legal fees, partially offset by a $0.2 million increase in consulting fees and a $0.2 million increase in other professional fees; (ii) a $(0.2) million decrease in solicitation fees paid as a result of the crystallization of incentive income on a private-equity style fund in 2014; (iii) a $(0.1) million decrease in travel; (iv) a $0.7 million increase in research fees and (v) $0.2 million increase in insurance.

·	A $0.3 million increase in depreciation and amortization as the useful life assumption for leasehold improvements was updated to be consistent with the term of the lease.
·	A $(12.7) million decrease in expenses of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the three months ended September 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. For the year ended December 31, 2015, we expect that our expenses will exceed our revenues. There can be no assurances that we will correct this expense imbalance in 2016 or beyond. ZAIS Group and its affiliates have a certain level of expenses that they incur as going concerns, and some of those expenses cannot be materially adjusted. If ZAIS Group’s revenues decrease, without a corresponding decrease in expenses, ZAIS Group’s results of operations would continue to be negatively impacted as is the case in the current year.

Adjusted EBITDA Expenses (Non-GAAP)

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Compensation and benefits	$4,965	$8,310	$(3,345)	-40%
Non-compensation expenses	4,370	5,472	(1,102)	-20%
Total Adjusted EBITDA Expenses	$9,335	$13,782	$(4,447)	-32%

Adjusted EBITDA expenses decreased by $(4.4) million primarily due to the following:

·	A $(3.3) million decrease in compensation and benefits predominately due to a decrease in accrued expenses as a result of the determination by management to reduce incentive compensation in light of ZAIS Group’s expected negative operating results for 2015.

·	A $(1.1) million decrease in non-compensation expenses, primarily due to the following: (i) a $(1.7) million decrease in professional fees due to a $(1.6) million decrease in accounting fees, a $(0.5) million decrease in legal fees, partially offset by a $0.2 million increase in consulting fees and a $0.2 million increase in other professional fees; (ii) a $(0.2) million decrease in solicitation fees paid as a result of the crystallization of incentive income on a private-equity style fund in 2014; (iii) a $(0.1) million decrease in travel; (iv) a $0.7 million increase in research fees and (v) $0.2 million increase in insurance.

Other Income

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Net gain (loss) on investments	$—	$(20)	$20	100%
Other income (expense)	83	104	(21)	-20%
Net gains (losses) on Consolidated Funds’ investments	(4,987)	4,384	(9,371)	-214%
Total Other Income (Loss)	$(4,904)	$4,468	$(9,372)	-210%

Total other income decreased by $(9.4) million primarily due to a $(9.4) million decrease in net gains (losses) on Consolidated Funds’ investments which was primarily due to the exclusion of certain ZAIS Managed Entities for the three months ended September 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

Adjusted EBITDA Other Income (Non-GAAP)

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Net gain (loss) on investments	$(11)	$(194)	$183	94%
Other income (expense) - GAAP	83	104	(21)	-20%
Total Adjusted EBITDA Other Income	$72	$(90)	$162	180%

Adjusted EBITDA other income increased by $0.2 million primarily due to a $0.2 million increase in net gain (loss) on investments ZAIS Group has in certain ZAIS Managed Entities.

Income Taxes

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Income tax (benefit) expense	$(1,528)	$5	$(1,533)	-30,660%

Income tax benefit increased by $1.5 million primarily due to the income tax benefit on the loss allocated to ZAIS stockholders and the release of valuation allowance on the Company’s deferred tax asset (“DTA”) related to pre-Business Combination net operating loss (“NOL”) carryforwards and development stage start-up expenses.

As of September 30, 2015, the Company recorded DTA of $3.5 million related to NOL carryforwards and other future deductible amounts related to the Company’s allocable share of the consolidated results of operations. Additionally at September 30, 2015, the Company recorded DTA of $0.8 million related to NOL carryforwards and development stage start-up expenses incurred during the period from its inception and prior to the closing of its Business Combination with ZGP. These DTAs related to NOL carryforwards and future deductible amounts can be used to offset Company’s taxable income in future periods and reduce its income taxes payable in those future periods.

A valuation allowance is recorded against DTAs if it is deemed more likely than not that those assets will not be realized. In assessing the need for a valuation allowance, the Company considered all available evidence, including its historical operating results combined with historical operating results of ZGP, as well as estimates of future income from consolidated operations.

The Company has just recently begun to reposition its business through its operating subsidiary, ZGP, and plans to invest proceeds from the Business Combination, which was consummated earlier this year. While the forecast for the current year estimates a pre-tax book loss, these results are not indicative of a future trend as the Company is actively pursuing several business opportunities and anticipates deploying the capital raised in the Business Combination in the near to medium term.

Furthermore, on a combined basis (ZAIS and ZGP), the Company has not had a history of cumulative losses for three consecutive years. Additionally, the Company is allowed to carryforward its NOLs for 20 years under both Federal and State law and majority of the NOLs will expire in year 2035.

Weighing all the evidence available at this time, the Company considers it more likely than not that the Company will have sufficient taxable income in the future that will allow it to realize these DTAs. However, unless the Company is able to generate sufficient taxable income based on current estimates of future income, it is possible that some or all of these NOL carryforwards could ultimately expire unused. In such a case, a substantial valuation allowance to reduce the Company’s DTAs may be required, which would materially increase the expenses in the period the allowance is recognized and materially adversely affect the Company’s results of operations and statement of financial condition.

However, the exact timing and amount of the valuation allowance that may or may not be needed in the future is uncertain at this time and subject to change on the basis of the level of profitability that the Company is able to actually achieve. The Company, therefore, will continue to evaluate the need for a valuation allowance on a quarterly basis.

See Note 11 to the Company’s consolidated financial statements for further information regarding the items affecting the Company’s effective income tax rate.

As of and for the three months ended September 30, 2015 and September 30, 2014, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$(160)	$831	$(991)	-119%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to redeemable non-controlling interests, non-controlling interests in Consolidated Funds and to non-controlling interests in ZAIS Group Parent, LLC:

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Redeemable non-controlling interests	$(2,282)	$21,183	$(23,465)	-111%

Non-controlling interests in Consolidated Funds	$(911)	$(415)	$(496)	-120%

Non-controlling interests in ZAIS Group Parent, LLC	$(1,009)	$(3,539)	$2,530	71%

·	A $(23.5) million decrease in the net income allocated to redeemable non-controlling interests is driven primarily by the exclusion of certain ZAIS Managed Entities for the three months ended September 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q.

·	A $(0.5) million decrease in the net income allocated to non-controlling interests in Consolidated Funds is driven primarily by the performance of the underlying ZAIS Managed Entity.

·	A $2.5 million decrease in net loss allocated to non-controlling interests in ZGP is driven primarily by the decrease in expenses of $3.8 million, partially offset by a decrease in management fee income and incentive income of $(1.4) and $(2.1) million, respectively. Additionally, a majority of the results of operations in 2015 are now being allocated to the shareholders of ZAIS Group Holdings, Inc. as a result of the Business Combination.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Equity

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Equity	$(568)	$—	$(568)	-100%

The net loss attributable to Stockholders’ Equity, ZAIS Group Holdings, Inc. represents its respective allocation of the losses incurred by ZGP for the three months ending September 30, 2015. The losses for the period are the result of expenses that were not covered by revenues, partially offset by a tax benefit of $1.5 million. There are no comparable results for the prior year period, as the current ownership of the Company was only established with the Business Combination in March 2015.

Adjusted EBITDA (Non-GAAP)

	Three Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA	$(1,137)	$(2,232)	$1,095	49%

Total Adjusted EBITDA increased by $1.1 million primarily due to a decrease in expenses, partially offset by decreased management fees and incentive income due the liquidation of several private equity-style funds during 2014 as described above.

Results of Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Consolidated net income (loss), net of tax	$(11,769)	$66,419	$(78,188)	-118%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(12,091)	$26,991	$(39,082)	-145%

Adjusted EBITDA - Non-GAAP	$(10,975)	$26,359	$(37,334)	-142%

The Company recorded a net loss (excluding Consolidated Funds of ZAIS Group) for the nine months ended September 30, 2015 of $(12.1) million, compared with net income (excluding Consolidated Funds of ZAIS Group) of $27.0 million for the nine months ended September 30, 2014. The year-over-year decrease was driven by a decrease in management fee income and incentive income of $(11.4) and $(46.6) million, respectively, partially offset by a decrease in expenses of $16.5 million and a tax benefit of $4.1 million in the current year, for which there was no comparable benefit in the prior year, when ZAIS, which is taxed as a corporation, was not a partner in ZGP. Revenue and results of operations are significantly dependent on the management fee income and incentive income ZAIS Group earns on the assets under its management. Assets under management declined from $4.787 billion as of September 30, 2014, to approximately $4.201 billion as of September 30, 2015. We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of business lines, including our mortgage related businesses, which are currently incurring losses or not meeting our expectations for contributing to our earnings.

Revenues

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Management fee income	$11,826	$14,739	$(2,913)	-20%
Incentive income	5,991	41,743	(35,752)	-86%
Other revenues	218	454	(236)	-52%
Income of Consolidated Funds	4,314	88,110	(83,796)	-95%
Total Revenues	$22,349	$145,046	$(122,697)	-85%

Total revenues decreased by $(122.7) million primarily due to the following:

·	The $(2.9) million decrease in management fees was primarily due to the year-over-year reduction in average AUM of $(0.810) billion, which was driven by the liquidation of several private-equity style funds throughout 2014.

·	The $(35.8) million decrease in incentive income is primarily driven by the reduction of incentive income from several private equity style funds, due to their liquidation, and reduced performance on one of our hedge fund style funds with a September year-end, offset by the recognition of incentive income from a private equity-style fund which liquidated during the nine months ended September 30, 2015.

·	The $(83.8) million decrease in income of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the nine months ended September 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

Adjusted EBITDA Revenues (Non-GAAP)

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Management fee income	$12,009	$23,421	$(11,412)	-49%
Incentive income	5,991	52,543	(46,552)	-89%
Other revenues	218	502	(284)	-57%
Total Adjusted EBITDA Revenues	$18,218	$76,466	$(58,248)	-76%

Adjusted EBITDA revenues decreased by $(58.2) million primarily due to the following:

·	The $(11.4) million decrease in management fees was primarily due to the year-over-year reduction in average AUM of $(0.810) billion, which was driven by the liquidation of several private equity-style funds throughout 2014.

·	The $(46.6) million decrease in incentive income is primarily driven by the reduction of incentive income from several private equity style funds, due to their liquidation, and reduced performance on one of our hedge fund style funds with a September year-end, offset by the recognition of incentive income from private equity-style funds which liquidated during the nine months ended September 30, 2015.

The following table details the changes to our AUM for nine months ended September 30, 2015 and September 30, 2014. The methodology for calculating AUM is described in the Overview section.

	Nine Months Ended September 30, 2015
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.931	$1.433	$0.771	$4.135
Contributions (2)	0.440 (8)	—	0.011	0.451
Distributions (3)	(0.147)	(0.012)	—	(0.159)
Redemptions (4)	(0.288)	—	(0.001)	(0.289)
Profit & Loss (5)	(0.008)	0.013	(0.004)	0.001
Other (6)	(0.173)	0.107	0.128	0.062
End of Period AUM (7)	$1.755	$1.541	$0.905	$4.201

Average AUM (9)	$1.843	$1.487	$0.838	$4.168

	Nine Months Ended September 30, 2014
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (10)	$2.820		$1.721	$0.628	$5.169
Contributions (2)	0.798	(12)	0.001	0.156	0.955
Distributions (3)	(1.139)		(0.383)	—	(1.522)
Redemptions (4)	(0.055)		(0.016)	(0.033)	(0.104)
Profit & Loss (5)	(0.023)		0.077	0.039	0.093
Other (6)	0.089		0.043	0.064	0.196
End of Period AUM (11)	$2.490		$1.443	$0.854	$4.787

Average AUM (9)	$2.655		$1.582	$0.741	$4.978

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

(7) AUM uses values for: Euro Epics and Galleria V as of September 10, 2015, ZING IX as of September 2, 2015,

CLO 1 as of September 3, 2015 and CLO 2 as of September 16, 2015.

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

(11) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. as of June 30, 2014, Epics and Co-Epics as of September 15, 2014, Euro Epics and Galleria V as of September 10, 2014, ZING IX as of September 3, 2014 and CLO 1 as of September 4, 2014.

(12) Amount represents the pricing of CLO 1 and CLO 2. Balance includes $35 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

Expenses

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Compensation and benefits	$20,418	$37,600	$(17,182)	-46%
General, administrative and other	13,470	13,086	384	3%
Depreciation and amortization	654	358	296	83%
Expenses of Consolidated Funds	772	99,864	(99,092)	-99%
Total Expenses	$35,314	$150,908	$(115,594)	-77%

Total expenses decreased by $(115.6) million primarily due to the following:

·	A $(17.2) million decrease in compensation and benefits predominately due to the following: (i) a $(11.3) million decrease in accrued expenses relating to the Income Unit Plan which was terminated effective December 31, 2014 and the determination by management to reduce incentive compensation in light of ZAIS Group’s expected negative operating results for 2015; (ii) a $(7.9) million decrease in expenses relating to incentive compensation from Points agreements as a result of the crystallization of incentive income on a private-equity style fund in 2014; (iii) a $(1.9) million decrease in salary and other payroll expenses due to the closing of the Shanghai office in the 1st quarter of 2015; (iv) a $3.3 million increase in equity compensation relating to B-0 units awarded to key employees of ZAIS Group and RSUs awarded to ZAIS’s non-employee directors and (v) a $0.7 million increase in severance paid due to the closing the Shanghai office.

·

A $0.4 million increase in general, administrative and other expenses, primarily due to the following: (i) a $1.8 million increase in professional fees due to a $1.4 million increase in legal fees ($0.5 million of which are related to the Business Combination), a $0.7 million increase in recruiting fees, a $0.2 million increase in consulting fees, offset by a $(0.6) million decrease in accounting fees; (ii) a $0.4 million increase in insurance; (iii) a $0.4 million increase in director and other public company expenses; (iv) a $(2.0) million decrease in solicitation fees paid as a result of the crystallization of incentive income on a private-equity style fund in 2014; and (v) a $(0.2) million decrease in travel.

·	A $0.3 million increase in depreciation and amortization as the useful life assumption for leasehold improvements was updated to be consistent with the term of the lease.
·	An $(99.1) million decrease in expenses of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the nine months ended September 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. For the year ended December 31, 2015, we expect that our expenses will exceed our revenues. There can be no assurances that we will correct this expense imbalance in 2016 or beyond. ZAIS Group and its affiliates have a certain level of expenses that they incur as going concerns, and some of those expenses cannot be materially adjusted. If ZAIS Group’s revenues decrease, without a corresponding decrease in expenses, ZAIS Group’s results of operations would continue to be negatively impacted as is the case in the current year.

Adjusted EBITDA Expenses (Non-GAAP)

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Compensation and benefits	$15,845	$38,609	$(22,764)	-59%
Non-compensation expenses	13,470	13,086	384	3%
Total Adjusted EBITDA Expenses	$29,315	$51,695	$(22,380)	-43%

Adjusted EBITDA expenses decreased by $(22.4) million primarily due to the following:

·	A $(22.8) million decrease in compensation and benefits predominately due to the following: (i) a $(15.6) million decrease in expenses relating to incentive compensation from Points agreements as a result of the crystallization of incentive income on a private-equity style fund in 2014; (ii) a $(5.2) million decrease in accrued expenses due to the determination by management to reduce incentive compensation in light of ZAIS Group’s expected negative operating results for 2015; and (iii) a $(2.0) million decrease in salary and other payroll expenses due to the closing of the Shanghai office in the 1st quarter of 2015.

·	A $0.4 million increase in non-compensation expenses, primarily due to the following: (i) a $1.8 million increase in professional fees due to a $1.4 million increase in legal fees ($0.5 million of which are related to the Business Combination), a $0.7 million increase in recruiting fees, a $0.2 million increase in consulting fees, offset by a $(0.6) million decrease in accounting fees; (ii) a $0.4 million increase in insurance; (iii) a $0.4 million increase in director and other public company expenses; (iv) a $(2.0) million decrease in solicitation fees paid as a result of the crystallization of incentive income on a private-equity style fund in 2014; and (v) a $(0.2) million decrease in travel.

Other Income

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Net gain (loss) on investments	$—	$(41)	$41	100%
Other income (expense)	88	164	(76)	-46%
Net gains (losses) on Consolidated Funds’ investments	(3,003)	72,177	(75,180)	-104%
Total Other Income (Loss)	$(2,915)	$72,300	$(75,215)	-104%

Total other income decreased by $(75.2) million primarily due to a $(75.2) million decrease in net gains (losses) on Consolidated Funds’ investments which was primarily due to the exclusion of certain ZAIS Managed Entities for the nine months ended September 30, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

Adjusted EBITDA Other Income (Non-GAAP)

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Net gain (loss) on investments	$34	$1,424	$(1,390)	-98%
Other income (expense) - GAAP	88	164	(76)	-46%
Total Adjusted EBITDA Other Income	$122	$1,588	$(1,466)	-92%

Adjusted EBITDA other income decreased by $(1.5) million primarily due to a $(1.4) million decrease in net gain (loss) on investments ZAIS Group has in certain ZAIS Managed Entities.

Income Taxes

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Income tax (benefit) expense	$(4,111)	$19	$(4,130)	-21,737%

Income tax benefit increased by $4.1 million primarily due to the income tax benefit on the loss allocated to ZAIS stockholders and the release of valuation allowance on the Company’s DTA related to pre-Business Combination NOL carryforwards and development stage start-up expenses.

As of September 30, 2015, the Company recorded DTA of $3.5 million related to NOL carryforwards and other future deductible amounts related to the Company’s allocable share of the consolidated results of operations. Additionally at September 30, 2015, the Company recorded DTA of $0.8 million related to NOL carryforwards and development stage start-up expenses incurred during the period from its inception and prior to the closing of its Business Combination with ZGP. These DTAs related to NOL carryforwards and future deductible amounts can be used to offset Company’s taxable income in future periods and reduce its income taxes payable in those future periods.

A valuation allowance is recorded against DTAs if it is deemed more likely than not that those assets will not be realized. In assessing the need for a valuation allowance, the Company considered all available evidence, including its historical operating results combined with historical operating results of ZGP, as well as estimates of future income from consolidated operations.

The Company has just recently begun to reposition its business through its operating subsidiary, ZGP, and plans to invest proceeds from the Business Combination, which was consummated earlier this year. While the forecast for the current year estimates a pre-tax book loss, these results are not indicative of a future trend as the Company is actively pursuing several business opportunities and anticipates deploying the capital raised in the Business Combination in the near to medium term.

Furthermore, on a combined basis (ZAIS and ZGP), the Company has not had a history of cumulative losses for three consecutive years. Additionally, the Company is allowed to carryforward its NOLs for 20 years under both Federal and State law and majority of the NOLs will expire in year 2035.

Weighing all the evidence available at this time, the Company considers it more likely than not that the Company will have sufficient taxable income in the future that will allow it to realize these DTAs. However, unless the Company is able to generate sufficient taxable income based on current estimates of future income, it is possible that some or all of these NOL carryforwards could ultimately expire unused. In such a case, a substantial valuation allowance to reduce the Company’s DTAs may be required, which would materially increase the expenses in the period the allowance is recognized and materially adversely affect the Company’s results of operations and statement of financial condition.

However, the exact timing and amount of the valuation allowance that may or may not be needed in future is uncertain at this time and subject to change on the basis of the level of profitability that the Company is able to actually achieve. The Company, therefore, will continue to evaluate the need for a valuation allowance on a quarterly basis.

See Note 11 to the Company’s consolidated financial statements for further information regarding the items affecting the Company’s effective income tax rate.

 As of and for the nine months ended September 30, 2015 and September 30, 2014, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$323	$630	$(307)	-49%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to redeemable non-controlling interests:

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Redeemable non-controlling interests	$(43)	$41,434	$(41,477)	-100%

Non-controlling interests in Consolidated Funds	$365	$1,726	$(1,361)	-79%

Non-controlling interests in ZAIS Group Parent, LLC	$(7,754)	$23,259	$(31,013)	-133%

·	A $(41.5) million decrease in the net income allocated to redeemable non-controlling interests is driven primarily by the exclusion of certain ZAIS Managed Entities for the nine months ended September 30, 2015 as a result of the Company’s adoption of ASU 2015-02 and the performance of the underlying ZAIS Managed Entities. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q.

·	A $(1.4) million decrease in the net income allocated to non-controlling interests in Consolidated Funds is driven primarily by the performance of the underlying ZAIS Managed Entity.

·	A $(31.0) million decrease in net income allocated to non-controlling interests in ZGP is driven primarily by the decrease in management fees and incentive income due the liquidation of several private equity-style funds during 2014. Additionally, a majority of the results of operations in 2015 are now being allocated to the shareholders of ZAIS Group Holdings, Inc. as a result of the Business Combination.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Equity

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Equity	$(4,337)	$—	$(4,337)	-100%

The net loss attributable to Stockholders’ Equity, ZAIS Group Holdings, Inc. represents its respective allocation of the losses incurred by ZGP for the nine months ending September 30, 2015. The losses for the period are the result of expenses that were not covered by revenues, partially offset by a tax benefit of $4.1 million. There are no comparable results for the prior year period, as the current ownership of the Company was only established with the Business Combination in March 2015.

Adjusted EBITDA (Non-GAAP)

	Nine Months Ended September 30,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA	$(10,975)	$26,359	$(37,334)	-142%

Total Adjusted EBITDA decreased by $(37.3) million primarily due to decreased management fees and incentive income due the liquidation of several private equity-style funds during 2014, as described further above.

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended September 30, 2015, year-to-date (“YTD”) and inception-to-date (“ITD”) through September 30, 2015 for the following funds.

Fund Name (1)	Net Asset Value as of September 30, 2015	Net Return for the Month Ended September 30, 2015 (2)	Net YTD Return through September 30, 2015 (2)	Net ITD Return through September 30, 2015 (2)
ZAIS Opportunity Fund (3)	$420,843,413	-3.63%	-0.86%	399.29%
ZAIS INARI Fund	$366,216,538	-0.57%	1.56%	27.22%

(1)	The performance data in the table above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to its funds; and (4) prior to the Business Combination, making distributions to its sole member. At September 30, 2015 and September 30, 2014, the Company’s cash and cash equivalents were $75.7 million and $22.7 million, respectively, including investments in money market funds, United States government obligations and mutual funds.

The Company’s material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations is insufficient to fund operating expenses or such investments, ZAIS Group will fund its business requirements with the proceeds from the Business Combination. In the nine months ended September 30, 2015, the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $6.4 million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances. It is anticipated that sources of operating cash flow will be insufficient to fund operating expenses in the fourth quarter of 2015 and the excess working capital requirement will be funded by the proceeds of the Business Combination. This negative working capital trend may continue in 2016.

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

As of September 30, 2015, a portion of the proceeds of the Business Combination had been committed to expand existing business lines. To provide ZAIS Group with the opportunity to continue to expand its corporate CLO business, up to $51 million of equity capital has been committed to a majority owned subsidiary of ZAIS Group which would allow the subsidiary to invest in ZAIS Group managed CLO vehicles and thereby satisfy the risk retention requirements for CLO managers under the Securities Exchange Act of 1934. There is no assurance that the full $51 million committed will be used or as to the period of time during which this utilization may be required. ZAIS Group serves as the general partner of the majority-owned subsidiary and determines when, and to what extent, capital will be called. We are continuing to evaluate potential opportunities to deploy the proceeds of the Business Combination. We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reductions in expenses, acquisitions, dispositions of assets or the sale or termination of business lines, including our mortgage related businesses, which are currently incurring losses or not meeting our expectations for contributing to our earnings. We expect to incur a GAAP net loss in 2015 and there is no assurance that we will be able to achieve profitability in 2016.

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

	Nine Months Ended September 30,
	2015	2014
	(dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(7,398)	$(123,719)
Net cash provided by (used in) investing activities	(656)	79,726
Net cash provided by (used in) financing activities	75,769	57,606
Change in cash and cash equivalents denominated in foreign currency	328	630
Net change in cash and cash equivalents	$68,043	$14,243

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

Net cash flow used in operating activities was $(7.4) million for the nine months ended September 30, 2015 was due to a decrease in cash and cash equivalents of the Consolidated Funds of $(10.4) million, net operating losses of $(11.8) million and net purchases of investments (net of proceeds from sales) by the Consolidated Funds of $(5.3) million offset by an increase payables for securities purchased of $15.6 million and $3.4 million of stock based compensation charges.

Net cash flow used in operating activities was $(123.7) million for the nine months ended September 30, 2014. This amount primarily includes (1) purchases of investments (net of proceeds from sales) by the Consolidated Funds of $(126.3) million; and (2) an increase in cash and cash equivalents of the Consolidated Funds of $66.2 million.

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

Investing Activities

The Company’s net cash used in investing activities was $(0.7) million for the nine months ended September 30, 2015 which was due to a decrease in restricted cash at the Consolidated Funds of $(0.5) million and purchases of fixed assets of $0.2 million.

The Company’s net cash provided by investing activities was $79.7 million for the nine months ended September 30, 2014 which was due to a decrease in restricted cash at the Consolidated Funds of $79.8 million offset by purchases of fixed assets of $(0.1) million.

Financing Activities

The Company’s net cash provided by financing activities was $75.8 million for the nine months ended September 30, 2015 which was due to net proceeds from the Business Combination of $73.5 million, contributions from non-controlling interests of $2.7 million, proceeds from the issuance of notes payable in conjunction with the Business Combination of $1.3 million offset by distributions to non-controlling interests in Consolidated Funds of $(1.3) million and distributions to non-controlling interests of ZGP of $(0.5) million.

The Company’s net cash provided by financing activities was $57.6 million for the nine months ended September 30, 2014 which was due to proceeds from the issuance of notes payable of Consolidated CDOs of $637.5 million and contributions from non-controlling interests of $5.6 million offset by net repayments on notes payable of Consolidated CDOs of $(491.6) million, distributions to non-controlling interests of $(78.8) million, distributions to ZGP’s members of $(14.3) million and repayments of debt obligations of $(0.8).

Future Sources and Uses of Liquidity

The Company’s initial sources of liquidity will be (1) cash on hand, (2) cash flows from operations, including management fee income and incentive income, (3) realizations on its investments in ZAIS Managed Entities and (4) net proceeds from the Business Combination. ZAIS believes that these sources of liquidity will be sufficient to fund the Company’s working capital requirements and to meet the Company’s current commitments. The Company’s primary liquidity needs will be comprised of cash to (1) fund the Company’s operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business, including the expansion of ZAIS Group’s CLO management business, which will become more capital-intensive in light of current European Union and United States risk retention rules; (3) fund ZAIS Group’s potential commitments to new funds that it may advise; (4) provide capital to facilitate its expansion into businesses that are complimentary to ZAIS Group’s existing investment management business; and (5) pay income taxes.

Contractual Obligations

The following table summarizes our contractual cash obligations as of September 30, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2015	2016 - 2017	2018 - 2019	2020 - Thereafter	Total
	(dollars in thousands)
Notes Payable (1)	$—	$1,250	$—	$—	$1,250
Estimated interest on notes payable (1)	5	8	—	—	13
Operating leases (2)	235	1,666	—	—	1,901
Total Contractual Obligations	$240	$2,924	$—	$—	$3,164

(1)	Represents the expected future principal and interest payments on our Notes Payable issued to underwriters in conjunction with the closing of the Business Combination. Interest is based on the applicable federate rate as published by the Internal Revenue Service (“AFR”) in effect as of September 30, 2015.

(2)	Presents the minimum rental payments required under operating leases for office space.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, the Company did not have any off-balance sheet arrangements.

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

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliation of the Company’s GAAP net income to its non-GAAP financial measure of net income (excluding Consolidated Funds of ZAIS Group) for the periods presented in the Company’s MD&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Consolidated net income, net of tax (GAAP Net Income)	$(4,770)	$17,229	$(11,769)	$66,419
Addback: Elimination of Management fee income	64	1,164	183	8,682
Addback: Elimination of Incentive income	—	1,055	—	10,800
Addback: Elimination of Other revenues	—	10	—	48
Addback: Elimination of net gain (loss) on investments	(11)	(174)	34	1,465
Less: Income of Consolidated Funds	(1,105)	(30,377)	(4,314)	(88,110)
Addback: Expenses of Consolidated Funds	(742)	11,938	772	99,864
Net (gain) loss on Consolidated Funds’ investments	4,987	(4,384)	3,003	(72,177)
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(1,577)	$(3,539)	$(12,091)	$26,991

The following tables present the reconciliations of the Company’s GAAP pre-tax consolidated net income to its non-GAAP financial measures of Adjusted EBITDA for the periods presented in the Company’s MD&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Adjusted EBITDA - Non GAAP
Pre-tax Consolidated Net Income (loss) (GAAP pre-tax net income (loss))	$(6,298)	$17,234	$(15,880)	$66,438
Addback: Elimination of Management fee income	64	1,164	183	8,682
Addback: Elimination of Incentive income	—	1,055	—	10,800
Addback: Elimination of Other revenues	—	10	—	48
Addback: Elimination of Net gain (loss) on investments	(11)	(174)	34	1,465
Less: Income of Consolidated Funds	(1,105)	(30,377)	(4,314)	(88,110)
Addback: Expenses of Consolidated Funds	(742)	11,938	772	99,864
Net (gain) loss on Consolidated Funds’ investments	4,987	(4,384)	3,003	(72,177)
Addback: Compensation attributable to Income Unit Plan	—	2,085	198	6,225
Addback: Compensation attributable to equity compensation	1,410	—	3,288	—
Addback: Severance costs	113	—	1,087	430
Reclassification of incentive compensation	—	(905)	—	(7,664)
Addback: Depreciation and amortization	445	122	654	358
Adjusted EBITDA – Non-GAAP	$(1,137)	$(2,232)	$(10,975)	$26,359

Adjusted EBITDA Revenues

The following tables present the reconciliations of the components of Adjusted EBITDA revenues to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Management fee income – GAAP	$4,111	$4,373	$11,826	$14,739
Adjustment to management fee income (1)	64	1,164	183	8,682
Management fee income – Adjusted EBITDA Basis – Non- GAAP	$4,175	$5,537	$12,009	$23,421

Incentive income – GAAP	$3,870	$4,953	$5,991	$41,743
Adjustment to incentive income (1)	—	1,055	—	10,800
Incentive income – Adjusted EBITDA Basis – Non- GAAP	$3,870	$6,008	$5,991	52,543

Other revenues – GAAP	$81	$85	$218	$454
Adjustment to Other revenues (1)	—	10	—	48
Other revenues – Adjusted EBITDA Basis – Non- GAAP	$81	$95	$218	$502

(1)	Adjustment to exclude the impact of eliminations of the Consolidated Funds.

Adjusted EBITDA Expenses

The following tables present the reconciliations of the components of Adjusted EBITDA expenses to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Compensation and benefits – GAAP	$6,488	$9,490	$20,418	$37,600
Adjustment to Compensation and benefits (1)	(1,523)	(1,180)	(4,573)	1,009
Compensation and benefits – Adjusted EBITDA Basis – Non- GAAP	$4,965	$8,310	$15,845	$38,609

Non-compensation expenses – GAAP	$4,815	$5,594	$14,124	$13,444
Adjustment to Non-compensation expenses (2)	(445)	(122)	(654)	(358)
Non-compensation expenses – Adjusted EBITDA Basis – Non- GAAP	$4,370	$5,472	$13,470	$13,086

(1)	Adjustment to exclude equity-based compensation, expense related to the Income Unit Plan and severance as management does not consider these expenses to be reflective of our operating performance. Additionally, expenses related to Points awards are being reclassed into the period where the related incentive income is being earned.

(2)	Adjustment to exclude depreciation and amortization expense.

Adjusted EBITDA Other Income

The following table presents the reconciliation of the components of Adjusted EBITDA other income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net gain (loss) on investments – GAAP	$—	$(20)	$—	$(41)
Adjustment to Net gain (loss) on investments (1)	(11)	(174)	34	1,465
Net gain (loss) on investments – Adjusted EBITDA Basis – Non- GAAP	$(11)	$(194)	34	$1,424

(1)	Adjustment to exclude the impact of eliminations of the Consolidated Funds.

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

Market Risk

Market risk is monitored on an ongoing basis by the ZAIS Group risk management group that conducts monthly stress tests for the asset types held within certain of our funds and separately managed accounts using five scenarios — base, modest upside, strong upside, modest downside and severe downside risk scenarios. At September 30, 2015, the severe downside market stress scenario shows that the three year annualized downside return would be (3.19)%.

A (3.19)% decline in the fair market value of the AUM for ZAIS Group’s funds and separately managed accounts at September 30, 2015 would impact ZAIS Group’s management fee income by approximately $(0.1) million. A decline in the fair market value of the AUM for ZAIS Group’s structured vehicles at September 30, 2015 would not impact ZAIS Group’s management fee income because the management fee on these vehicles is based on notional par value, not market value except in the case where assets may be distressed or defaulted in which case the trustee would price these respective assets at the lower of the market value or their expected recovery rate provided by the rating agencies.

Exchange Rate Risk

Certain of ZAIS Group’s funds and separately managed accounts hold investments denominated in non-U.S. dollar currencies which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. However, our foreign currency exposure is hedged with forward foreign exchange contracts which substantially offset the risk of foreign currency movements against the U.S. dollar. We estimate that as of September 30, 2015, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which certain of ZAIS Group’s funds and separately managed accounts have exposure to exchange rates would impact the asset values of these entities in the aggregate of plus or minus 0.134%.

Interest Rate Risk

Certain of ZAIS Group’s funds and separately managed accounts have financing arrangements and hold credit instruments that accrue interest at variable rates linked to LIBOR. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of September 30, 2015, we estimate that the net effect on our net asset value of certain funds and separately managed accounts would decline by approximately 0.1 basis points.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2015, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

If ZAIS Group is unable to significantly increase its AUM, or develop new sources of revenue, our revenues and operating income will continue to be negatively impacted, and we may continue to incur operating losses.

While ZAIS Group has historically been profitable, in the first nine months of 2015 it has incurred a GAAP net loss, driven by a decrease in revenue. Revenue and results of operations are significantly dependent on the management fee income and incentive income ZAIS Group earns on the assets under its management. Assets under management declined from approximately $4.787 billion as of September 30, 2014, to approximately $4.201 billion as of September 30, 2015. In addition, the average percentage of fees ZAIS Group earns on the assets it manages has declined as several higher fee structure mortgage and corporate credit funds with management fee rates generally ranging between 0.50% and 1.50% have liquidated or been redeemed, and the CLO origination business, with a lower embedded management fee structure, with typical management fee rates of up to 0.50%, has grown. Incentive income recognized during the nine months ended September 30, 2014 is primarily driven by the liquidation of several private equity-style funds during the nine months ended September 30, 2014 compared to one private equity-style fund which liquidated during the nine months ended September 30, 2015. As the alternative asset management industry comes under fee pressure, ZAIS has not maintained historic hedge fund fees. For the three months ended September 30, 2015, we reported a GAAP net loss of $(4.8) million, compared with GAAP net income of $17.2 million for the three months ended September 30, 2014. We expect to incur a GAAP net loss for the year ended December 31, 2015. For the three months ended September 30, 2015, we reported revenue of $9.2 million, as compared with revenue of $39.8 million for the three months ended September 30, 2014. If ZAIS Group is unable to significantly increase its assets under management and thereby generate additional revenue from management fee income and potentially, incentive fee income, or develop new sources of revenue, it is likely that we would continue incurring operating losses. There is no assurance that ZAIS Group will be able to increase its assets under management or develop new sources of revenue.

The current interest rate environment negatively impacts ZAIS Group’s business and may continue to do so.

The United States financial markets are experiencing a period of historically low interest rates which make it more difficult for ZAIS Managed Entities to earn returns that investors may find attractive.  Lower returns make it more difficult for ZAIS Group to attract new investors or increase investments from existing investors in the ZAIS Managed Entities, resulting in reduced assets under management on which ZAIS Group earns management fees and a reduced potential to earn incentive fees.  Additionally, lower returns are less attractive to investors, resulting in the increased potential for investor redemptions.

In addition, certain of the ZAIS Managed Entities have acquired assets that would traditionally be securitized into structured finance securities.  In this low interest rate environment, the senior securities issued by certain of these securitization transactions have become unattractive to traditional buyers of these senior securities.  The lack of market participants for certain of these securities may have additional negative impact on the ZAIS Managed Entities, and in turn, ZAIS Group’s profitability.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted.

In general (and as applicable to us), a company is an “investment company,” as defined in the Investment Company Act of 1940 (the “Investment Company Act”), if either (1) it is “primarily” in the business of investing, reinvesting or trading in securities (Section 3(a)(1)(A) of the Investment Company Act) or (2)  the value of any “investment securities” it holds constitute more than 40% of the value of the entity’s total assets, computed on an unconsolidated basis, excluding cash items and U.S. government securities (Section 3(a)(1)(C) of the Investment Company Act).  The term “investment securities” for purposes of Section 3(a)(1)(C) is a broad term, but it excludes investments in majority-owned subsidiaries that are not themselves investment companies or exempted from investment company status merely by one of the “private investment company” exemptions under the Investment Company Act.

We believe we are not an investment company because we are not primarily in the business of investing, reinvesting or trading in securities and because less than 40% of our assets are investment securities. For all practical purposes, our only asset (other than cash and government securities) consists of our interest in ZAIS Group, our majority-owned subsidiary. In turn, less than 40% of the value of ZAIS Group’s assets consists of investment securities. We note that most of ZAIS Group’s assets (other than cash assets and government securities) consist of investment management contracts and the right to receive incentive compensation, neither of which we believe are investment securities. Accordingly, we believe that neither we nor ZAIS Group is an investment company.

ZAIS Group currently holds most of the proceeds of the Business Combination, directly or through affiliates, in U.S. treasury securities and money market funds, which, as described above, are excluded from the calculation of the 40% Test.  If, however, ZAIS Group deployed those proceeds as investments in private investment companies, including as investments to allow ZAIS Group to satisfy risk retention requirements, the assets in question would constitute investment securities for purposes of Section 3(a)(1)(C) of the Investment Company Act.  In addition, if ZAIS Group deployed those proceeds to satisfy risk retention requirements as investments in securitization vehicles that are not investment companies (because they qualify for exemptions from investment company status other than the private investment company exemptions) and those securitization vehicles were not majority owned subsidiaries of ZAIS Group, those interests would also constitute investment securities.  As a result of investments of that kind, we could fail to satisfy the 40% Test, and, if there were no other exclusions or exemptions available, we would be considered an investment company, required to register as such.

A determination that we were an investment company would have a significantly adverse effect upon us, for at least the following reasons:  (1) in the absence of receiving an exemptive order from the SEC, under Section 12(d)(3) of the Investment Company Act we might not be permitted to control an investment adviser registered under the Advisers Act; (2) our current governance structure would not comply with the requirements of the Investment Company Act; (3) we would be subject to significant restrictions on transactions with affiliates unless those transactions were approved by the SEC; (4) in the absence of receiving an exemptive order from the SEC, we could be subject to restrictions on the kind of incentive compensation we could offer to our employees; and (5) we would be subject to numerous other rules, both substantive and procedural, that apply to investment companies, compliance with which would be difficult and expensive.  On the other hand, if ZAIS Group could not deploy its assets to make some or all of the risk retention investments that are required in connection with securitizations, an inability to do so could also have a significantly adverse effect upon ZAIS Group’s business and upon us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On November 2, 2015, the Compensation Committee of the Board of Directors approved a waiver to the compensation guidelines set forth in the charter of the committee that provide that the Company’s total GAAP compensation expense on a consolidated basis for all cash and non-cash compensation paid to employees of the Company and its operating subsidiaries and affiliates during 2015 will not exceed 65% of the Company’s consolidated GAAP revenue for 2015. The ZAIS Board of Directors also approved an amendment to the Compensation Committee’s charter that provides that the committee may both modify the compensation guidelines from year-to-year or waive such guidelines for any given year.

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
Date: November 6, 2015

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