Form 10-K
period 2015-12-31
ZAIS Group Holdings, Inc.
filed 2016-03-10
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-35848

ZAIS GROUP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	46-1314400 (I.R.S. Employer Identification No.)

Two Bridge Avenue, Suite 322 Red Bank, New Jersey (Address of principal executive offices)	07701-1106 (Zip Code)

(732) 978-7518

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☒
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

As of June 30, 2015 (the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $41,003,757 based on the closing sales price of the registrant’s common stock on Tuesday, June 30, 2015 as reported on the Nasdaq Capital Market.

On March 10, 2016, the registrant had a total of 13,870,917 shares of Class A common stock, par value $0.0001, and 20,000,000 shares of Class B common stock, par value $0.000001 per share, were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, but not later than 120 days after December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

ZAIS Group Holdings, Inc. (“ZAIS” or the “Company”) makes forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “forecast,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s future financial performance;

•	changes in the market for the Company’s products;

•	the Company’s expansion plans and opportunities;

•	the ability of the Company to grow and manage growth profitably, retain our management and key employees and realize the benefits of the Business Combination (as defined below);

•	the outcome, or unfavorable resolution, of any legal and/or regulatory proceedings that may be instituted against the Company, its subsidiaries or others;

•	the inability to continue to be listed on the NASDAQ Stock Market;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”);

•	the relative and absolute investment performance of advised or sponsored investment products;

•	the availability of suitable investment opportunities;

•	changes in interest rates;

•	changes in the yield curve;

•	changes in prepayment rates;

•	the availability and terms of financing;

•	conditions in the market for mortgage-related investments;

•	the impact of capital improvement projects;

•	the impact of future acquisitions or divestitures;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Company;

•	the ability to attract and retain highly talented professionals;

•	the impact of changes to tax legislation and, generally, the tax position of the Company;

•	legislative and regulatory changes that could adversely affect the business of the Company; and;

•	other risks and uncertainties, including those set forth under Item 1, “Business” and Item 1A, “Risk Factors.”

There is no assurance that the Company’s expectations will be realized. If one or more of these risks or uncertainties materialize, or if the Company’s underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated, or projected. Such risks and uncertainties include those set forth under Item 1A, “Risk Factors” herein and in the documents incorporated by reference herein. The Company’s forward-looking statements speak only as of the time that they are made and do not necessarily reflect the Company’s outlook at any other point in time. Except as required by law or regulation, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or for any other reason.

PART I

Unless the context indicates otherwise, the terms “Company” and “ZAIS,” “we,” “us,” and “our” refer to ZAIS Group Holdings, Inc., a Delaware corporation, together, where the context so requires, with its consolidated subsidiaries, after the consummation of the Business Combination (as defined herein) and “HF2” refers to ZAIS Group Holdings, Inc. individually, prior to the consummation of the Business Combination, when it was named HF2 Financial Management Inc.

Item 1. Business.

GENERAL

Prior to March 2015, we were a publicly traded special purpose acquisition corporation called HF2 Financial Management Inc. (“HF2”). On March 17, 2015, we completed a business combination transaction with ZAIS Group Parent, LLC (“ZGP”) (the “Business Combination”), whereby we acquired a 66.5% interest in ZGP and changed our name to ZAIS Group Holdings, Inc.  In the Business Combination, HF2 made a $78.2 million cash contribution to ZGP and effected the transfer of all its outstanding shares of Class B common stock to the members of ZGP (including Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, LLC (“ZAIS Group”), and certain related parties, collectively, the “ZGP Founder Members”).  We are now a publicly traded holding company conducting substantially all of our operations through our principal operating subsidiary, ZAIS Group, an investment advisory and asset management firm focused on specialized credit. ZAIS Group is a wholly-owned consolidated subsidiary of ZGP, which is our majority-owned consolidated subsidiary.  Our Class A common stock is traded on the NASDAQ Stock Market under the ticker symbol “ZAIS”.  We are headquartered in Red Bank, New Jersey.

ZAIS Group was formed in 1997 and is an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “1940 Act”) and is also registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”). ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles and ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including mortgage loans, bank loans, corporate credit instruments such as collateralized debt obligations (“CDOs”) and collateralized loan obligations (together with CDOs referred to as “CLOs”) and various securities and instruments backed by these asset classes. ZAIS Group had approximately $4.157 billion of assets under management (“AUM”) as of December 31, 2015. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes. ZAIS Group’s AUM is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS Group’s approach to disciplined and opportunistic credit investing focuses on investing in cash flowing assets and structures that offer liquidity-complexity premiums. ZAIS Group defines the liquidity-complexity premium of a particular instrument as the increased loss-adjusted yield or return relative to a more liquid, less complex instrument of similar credit risk. ZAIS Group manages complexity with institutional depth of experience and expertise, combined with proprietary analytics. Based in Red Bank, New Jersey, with an office in London, ZAIS Group employs 77 professionals across its investment management, client relations, information technology, law, compliance, risk management, finance and operations groups as of March 10, 2016. The ZAIS Group team includes 32 investment professionals as of March 10, 2016 and is led by Christian Zugel, ZAIS Group’s founder, Chairman and Chief Investment Officer. We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines, including our residential whole loan activities, which are currently incurring losses or not otherwise meeting our expectations for contributing to our earnings. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy, and we will be exiting those activities in an orderly fashion. In connection with this decision and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group. This includes six employees that will be departing over the next two months.

ZAIS Group has an established track record of investing through multiple market cycles and believes that its performance across these cycles and the credit spectrum in which it invests is largely attributable to several distinguishing elements of its platform:

•	Disciplined Investing: ZAIS Group maintains a disciplined approach to credit investing coupled with robust risk mitigation.

•	Broad Credit Expertise: ZAIS Group’s proficiency at evaluating every level of the capital structure, in both mortgage and corporate credit assets and related derivative securities, enables ZAIS Group to assess relative value effectively and deploy capital opportunistically in what ZAIS Group views as the most attractive investment opportunities.

•	Flexible Approach: ZAIS Group’s significant infrastructure and technical experience allow ZAIS Group to manage various types of investment vehicles, including separate accounts, commingled funds, permanent capital vehicles and structured credit products, depending on the characteristics of the investment opportunity.

Competitive Strengths

With ZAIS Group’s attractive investment track record and established platform, ZAIS believes it is well-positioned to capitalize on market opportunities due to the following attributes:

Significant Experience.   ZAIS Group has been an active investor in specialized credit and other specialized credit products since 1997. Members of ZAIS Group’s senior team, including those employees on ZAIS Group’s Investment Committee and Management Advisory Committee, have, on average, more than 20 years of industry experience, covering investment management, fixed income trading, research, investment banking and financial services. ZAIS believes that its extensive track record and broad experience in managing credit investments through a variety of economic, credit and interest rate environments provides it with a competitive advantage over more recent entrants.

Distinguished Investment Track Record Across Multiple Market Cycles.   Since inception, ZAIS Group has designed investment portfolios to perform well across a range of macroeconomic scenarios or capitalize on specific market opportunities. Our longest running commingled opportunistic structured credit fund, ZAIS Opportunity Fund, has a track record spanning more than ten-years, ranking No. 15 in Barron’s Top 100 Hedge Funds in 2013, after previously holding the No. 1 ranking in 2011 and 2012. The Barron’s ranking is based on three year compounded annual returns, includes funds with at least $300 million in assets, and does not include single sector or country funds.

ZAIS Opportunity Fund Performance (1)

Year	YTD		ITD
2003	18.98	%(3)	18.98%
2004	42.25%		69.24%
2005	15.43%		95.35%
2006	16.26%		127.12%
2007	2.31%		132.37%
2008	-73.57%		-38.58%
2009	103.74	% (2)	25.13	% (2)
2010	111.71%		164.91	% (2)
2011	31.75	% (2)	249.01	% (2)
2012	22.66%		328.08	% (2)
2013	8.57%		364.76	% (2)
2014	8.37%		403.65	% (2)
2015	-9.35%		356.55	% (2)
2016 (4)	-13.59	%(4)	294.51	% (2) (4)

(1) All inception to date (‘‘ITD’’) returns and all 2015 and 2016 return information are unaudited. The year to date (‘‘YTD’’) and ITD returns represent the cumulative effect of compounding the monthly returns for the relevant time period. These compounded returns consist of a blended calculation of all limited partnership interests for those months during which multiple limited partnership interest existed. Returns are net of fees including incentive allocation, if any, and expenses. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. Net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B, ZAIS Opportunity Fund, Ltd. (‘‘Offshore Feeder’’) Series A and Offshore Feeder Series B. An individual investor’s return may vary based on timing of capital transactions. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fee or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B.

(2) The Domestic Feeder's returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date GAAP returns for years after 2008 would be lower from the adjusted returns presented.

(3) All investors’ subscriptions in the Offshore Feeder and contributions to the Domestic Feeder during the period 8/28/03 to 10/31/03 (the “Ramp-Up Period”) were treated as if they were made on 8/28/03 based on an agreement among ZAIS Group and the investors. Allocations of net P&L during the Ramp-Up Period were allocated to each investor based on each investor’s proportionate share of initial subscriptions or contributions during the Ramp-Up Period. The YTD 2003 return is based on the P&L during the Ramp-Up Period being treated as part of the investor's October initial capital contribution.

(4) Estimated YTD and ITD return through February 29, 2016

Broad Credit Investment Products Platform.   ZAIS Group is an active investor across a broad range of product sectors, including securitized credit and related investments. ZAIS Group’s current investments include, but are not limited to, non-agency RMBS, residential whole loans, agency MBS derivatives, CRE investments including CMBS, mezzanine loans and commercial properties, corporate CLOs, individual corporate debt securities, leveraged loans, and structured corporate synthetics. Within these products, ZAIS Group invests in senior, mezzanine and equity investments. ZAIS Group’s involvement in investing across the specialized credit market provides ZAIS Group with context for assessing cross-sector relative value. The depth of ZAIS Group’s credit insight can then be used to source what ZAIS Group believes are the most attractive investment opportunities.

Diverse Client Base and Product Mix.   Since its inception in 1997, ZAIS Group has built long-term relationships with an international investor base, including public and private pension funds, endowments, foundations, insurance companies, family offices, funds of funds, sovereign wealth funds and investment advisors. ZAIS Group manages assets using a range of strategies and investment vehicles, including hedge funds, separately managed accounts, structured vehicles as well as through the management of ZFC REIT. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively. The chart set forth below provides a breakdown of our AUM by investor type.

AUM by Investor Type (1) (2)

(1)	For holdings from January 1, 2014 forward, ZAIS Group has revised its methodology for calculating AUM. Management believes the new methodology, which now includes assets in the warehouse phase for new structured vehicles and does not treat leverage and other operating liabilities as a reduction of AUM, more clearly reflects the total assets actively managed by ZAIS Group. In the above chart, AUM for 2013 is presented on a pro forma basis consistent with the revised methodology and AUM for 2014 is presented per the revised methodology. Further to the change in calculation methodology effective January 1, 2014, ZAIS Group has clarified the AUM calculation for issued structured vehicles to exclude interest payable to investors, which cannot be managed by ZAIS Group.

(2)

ZAIS Group’s December 31, 2015 AUM uses values for: Euro Epics and Galleria CDO V, Ltd. (“Galleria V”) as of December 10, 2015, ZAIS Investment Grade Limited IX (“ZING IX”) as of December 3, 2015, ZAIS CLO 1, Limited (“CLO 1”) as of December 4, 2015, ZAIS CLO 2 Limited (“CLO 2”) as of December 16, 2015, ZAIS CLO 3 Limited (“CLO 3”) as of December 15, 2015.

ZAIS Group’s December 31, 2014 AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. (“ZVAREF”). as of September 30, 2014, Epics and Co-Epics as of December 22, 2014, Euro Epics and Galleria V as of December 10, 2014, ZING IX as of December 3, 2014, CLO 1 as of December 4, 2014 and CLO 2 as of December 26, 2014. AUM as of December 31, 2014 has been updated to use the December 31, 2014 value of $0.795 for ZFC REIT.  The previously reported AUM for December 31, 2014 was $4.134 and was previously reported using the value of ZFC REIT as of September 30, 2014 of $0.723 billion.

ZAIS Group’s December 31, 2013 AUM uses values for: ZVAREF as of September 30, 2013, Epics and Co-Epics as of December 13, 2013, Euro Epics as of December 10, 2013, Galleria V and ZAIS Investment Grade Limited VI (“ZING VI”) as of December 12, 2013, ZAIS Investment Grade Limited II (“ZING II”) and ZAIS Investment Grade Limited X (“ZING X”) as of November 29, 2013 and ZING IX as of December 3, 2013.

Robust Proprietary Analytics Platform.   ZAIS Group has developed a proprietary analytics platform which includes credit modeling, loan and securities valuation, loan data management and servicing oversight capabilities. ZAIS Group supports corporate loan and consumer loan level analytics to generate scenario analysis across the specialized credit markets. ZAIS Group maintains a private database of corporate CLO structures, including covenants, waterfall rules, portfolios, and performance. For RMBS, ZAIS Group maintains an advanced loan-level collateral performance database, feeding its mortgage credit models. ZAIS Group’s analytics allow it to compare investments under various assumptions, such as different macroeconomic conditions, credit spread and market volatility observations, and default and recovery rates. Utilizing a common analytics platform for both securities and loans enables ZAIS Group to make relative value allocations across these sectors.

ZAIS’s Investment Vehicles

•	ZAIS Group manages customized solutions in the form of separately managed accounts and funds of one that are tailored to the investment objectives of investors. The investors in these managed accounts may generally contribute additional capital or withdraw capital with little or no notice.
•	Structured vehicles such as CLOs purchase debt or loans and finance the purchases through the issuance of new debt and equity notes. A series of notes are issued with different risk-return profiles based on their position in the capital structure and payment waterfall. The equity notes typically take the first loss and are entitled to any excess returns in the transaction. Should the credit quality of the portfolio deteriorate, the equity notes will often be cut off from any distributions in order to speed up amortization on the debt tranches.
•	ZAIS Group’s two hedge funds permit new and existing fund investors to contribute capital on a periodic basis (typically monthly) and can redeem their capital on a periodic basis. These funds have an indefinite life as long as they have investors.
•	ZAIS Group may also create hybrid private equity style funds whereby fund investors make capital commitments when the fund is formed and these commitments are drawn down as the fund makes investments. Capital is returned to fund investors on distribution dates after the investment period has ended (averaging three years) and there is a set termination date. In general, fund investors may not withdraw or redeem capital during the investment period and additional fund investors are not permitted to join the fund after the fund’s final closing date.

ZAIS’s Investment Strategies

Mortgage Strategies

ZAIS Group’s mortgage investment platform combines a skilled team of experienced mortgage investors with analytical and risk management systems focused on the residential and commercial mortgage sectors. ZAIS Group has organized its internal resources to address opportunities across the mortgage markets as such opportunities evolve. Over time, ZAIS Group has successfully positioned its platform to capitalize on market dislocations and the subsequent recovery of the mortgage securities and whole loan markets. ZAIS Group has built a fully integrated investment platform focused on analyzing and managing both securitized and whole loan assets. ZAIS Group’s mortgage team is actively engaged in asset selection, underwriting, and servicing processes. ZAIS Group believes these strategies are well suited to the current mortgage environment to capitalize on market conditions including limited mortgage credit availability. As of December 31, 2015, ZAIS Group has approximately $1.494 billion deployed in mortgage strategies. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively.

Corporate Debt Strategies

ZAIS Group’s corporate credit expertise, proprietary analytics platform and experienced credit analysts allow ZAIS Group to provide solutions and insight to optimize portfolios backed by corporate debt. ZAIS Group believes, regardless of product form or credit ratings, that integrating a breadth of information across corporate credit markets can generate investment ideas and risk management processes capable of generating above average returns. ZAIS Group has consistently sought to offer its investors opportunities to capitalize on dislocated markets across the corporate credit spectrum. As of December 31, 2015, ZAIS Group has approximately $1.882 billion deployed in corporate debt strategies.

Multi-Strategy Vehicles

ZAIS Group also uses its credit expertise and analytics platform to manage four multi strategy funds that focus on various other specialized credit investments. Some of these multi strategy funds contain investments in mortgage and corporate debt strategies referred to above. As of December 31, 2015, ZAIS Group has approximately $0.781 million deployed in multi-strategy funds.

The following charts show our AUM by strategy and form of investment vehicle.

AUM by Strategy (1) (2)

AUM by Vehicle Type (1) (2)

(1)	For holdings from January 1, 2014 forward, ZAIS Group has revised its methodology for calculating AUM. Management believes the new methodology, which now includes assets in the warehouse phase for new structured vehicles and does not treat leverage and other operating liabilities as a reduction of AUM, more clearly reflects the total assets actively managed by ZAIS Group. In the above chart, AUM for 2013 is presented on a pro forma basis consistent with the revised methodology and AUM for 2014 is presented per the revised methodology. Further to the change in calculation methodology effective January 1, 2014, ZAIS Group has clarified the AUM calculation for issued structured vehicles to exclude interest payable to investors, which cannot be managed by ZAIS Group.

(2)

ZAIS Group’s December 31, 2015 AUM uses values for: Euro Epics and Galleria V as of December 10, 2015, ZING IX as of December 3, 2015, CLO 1 as of December 4, 2015, CLO 2 as of December 16, 2015, CLO 3 as of December 15, 2015.

ZAIS Group’s December 31, 2014 AUM uses values for: ZVAREF. as of September 30, 2014, Epics and Co-Epics as of December 22, 2014, Euro Epics and Galleria V as of December 10, 2014, ZING IX as of December 3, 2014, CLO 1 as of December 4, 2014 and CLO 2 as of December 26, 2014. AUM as of December 31, 2014 has been updated to use the December 31, 2014 value of $0.795 for ZFC REIT.  The previously reported AUM for December 31, 2014 was $4.134 and was previously reported using the value of ZFC REIT as of September 30, 2014 of $0.723 billion.

ZAIS Group’s December 31, 2013 AUM uses values for: ZVAREF as of September 30, 2013, Epics and Co-Epics as of December 13, 2013, Euro Epics as of December 10, 2013, Galleria V and ZING VI as of December 12, 2013, ZING II and ZING X as of November 29, 2013 and ZING IX as of December 3, 2013.

Fee and Income Structure

The following table presents the range of management and incentive fee rates on our funds and accounts, CLO’s and ZFC REIT during the respective periods presented:

	Year ended December 31,
	2015	2014	2013
Management Fee Income
Funds and accounts	0.50% - 1.25%	0.50% - 1.50%	0.50% - 1.50%
CLO’s	0.15% - 0.50%	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT	1.50%	1.50%	1.50%

Incentive Income (1)
Funds and accounts	10% - 20%	10% - 20%	10% - 20%
CLO’s	10% 20%	10% - 20%	10% - 20%

(1)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entities’ operative agreement.

For the management of its investment products and other vehicles, ZAIS Group receives fees and other income as follows:

Management Fee Income

Management fee income is typically based on a fixed annual percentage of assets ZAIS Group manages for each ZAIS Managed Entity, and it is intended to compensate ZAIS for the time and effort ZAIS Group expends in researching, and managing investments.

Funds and accounts:  ZAIS Group earns management fees for funds and accounts, annually, based on net asset value of these funds and accounts prior to the accrual of incentive fees/allocations.

Structured Vehicles (CLOs):  Management fees earned by ZAIS Group for the CLOs managed by ZAIS Group, annually, are generally based on the par value of the collateral and cash held in the CLOs.

ZFC REIT: Management fees earned by ZAIS Group from ZFC REIT, annually, are based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS Group and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT is paid to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively.

Incentive Income

In some cases, ZAIS Group receives incentive income when certain pre-agreed financial hurdles have been met.

Funds and accounts:  For funds and accounts with hedge fund-style fee arrangements, incentive income earned by ZAIS Group is based on a percentage of the net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all of ZAIS Group’s funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations to ZAIS Group with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. The funds and accounts pay incentive fees/allocations to ZAIS Group on any net profits in excess of the high-water mark. For funds and accounts with private equity-style fee arrangements, incentive income earned by ZAIS Group is based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group.

Structured Vehicles (CLOs):  For CLOs, incentive income is earned based on a percentage of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in the respective CLO’s collateral management agreements.

ZFC REIT: ZAIS Group does not earn incentive income from ZFC REIT.

Capital Invested In and Through ZAIS Group’s Products

As further alignment of ZAIS Group’s interests with those of its investors, ZAIS Group and various of its eligible professionals have invested capital in the products ZAIS Group sponsors and manages.

Regulatory and Compliance Matters

ZAIS Group is subject to extensive regulation by a number of regulators and self-regulatory organizations that have the authority to authorize, and in specific circumstances to limit, restrict or prohibit, regulated entities from carrying out particular activities if they fail to comply with applicable laws and regulations. A significant failure to comply could expose ZAIS Group to liability or reputational damage. Further, new legislation, heightened regulatory oversight of fundraising activities, changes in rules of self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and regulations may directly affect ZAIS Group’s operations and profitability.

Rigorous legal and compliance analysis of ZAIS Group’s businesses and investments is ingrained in its culture. ZAIS Group strives to maintain a culture of compliance through the use of carefully tailored policies and procedures, monitoring and oversight, a code of ethics, compliance systems, communication of compliance guidance and employee education and training, including by making clear that doing business in compliance with applicable law and regulations is the responsibility of each of ZAIS Group’s employees. ZAIS Group has a compliance group that monitors ZAIS Group’s compliance with regulatory requirements to which ZAIS Group is subject and manages ZAIS Group’s compliance policies and procedures. ZAIS Group’s Chief Compliance Officer supervises ZAIS Group’s compliance group, which is responsible for monitoring the regulatory and compliance matters that affect ZAIS Group’s activities. ZAIS Group’s compliance policies and procedures address a wide variety of regulatory and compliance obligations that arise under the various bodies of law that apply to ZAIS Group’s business. Senior management is involved in various aspects of ZAIS Group’s compliance program.

United States

ZAIS Group is registered with the SEC as an investment adviser pursuant to the Advisers Act. The Advisers Act, together with the SEC’s regulations and interpretations thereunder, is a highly prescriptive regulatory statute. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an adviser’s registration and, in the case of willful violations, can refer a matter to the Unites States Department of Justice for criminal prosecution.

Under the Advisers Act, an investment adviser (whether or not registered under the Advisers Act) owes fiduciary duties to its clients. These duties impose standards, requirements and limitations on, among other things, trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of “soft dollars,” a practice that involves using client brokerage commissions to purchase research or other services that help managers make investment decisions; execution of transactions; and recommendations to clients. On behalf of its investment advisory clients, ZAIS Group makes decisions to buy and sell securities for each ZAIS Managed Entity, selects broker dealers to execute trades and negotiates brokerage compensation.

The Advisers Act also imposes specific restrictions on an investment adviser’s ability to engage in principal and cross transactions. ZAIS Group policy permits cross trades so long as no client is disfavored. Generally, cross trades between clients will be permitted if: (1) third party bids are obtained to assess appropriate market values, (2) ZAIS Group receives any necessary client permissions following disclosure of certain material facts related to any such trade and (3) complete records are maintained. Any cross trades involving assets for which third party bids are not available will only be executed after obtaining a reasonable, independent indicator of value and approval from the ZAIS Group Conflicts/Cross Trade Committee. ZAIS Group does not receive any special compensation for cross trades. While cross trades may create the appearance of a conflict of interest, ZAIS Group believes its cross trade procedures mitigate the potential conflict and provide all parties to the transaction with a fair and equitable price. ZAIS Group does not engage in principal transactions with its clients.

As a registered investment adviser, ZAIS Group is subject to additional requirements that cover, among other things, disclosure of information about its business to clients; maintenance of written policies and procedures; maintenance of extensive books and records; restrictions on the types of fees ZAIS Group may charge; custody of client assets; client privacy; advertising; and solicitation of clients. The SEC has legal authority to inspect any investment adviser and typically inspects a registered adviser periodically to determine whether the adviser is conducting its activities in compliance with (i) applicable laws and regulations, (ii) disclosures made to clients and (iii) adequate systems, policies and procedures reasonably designed to prevent and detect violations.

Under the Advisers Act, ZAIS Group’s investment management agreements may not be assigned without the client’s consent. The term “assignment” is broadly defined and includes direct assignments as well as assignments that may be deemed to occur upon the transfer, directly or indirectly, of a controlling interest in ZAIS Group.

Section 28(e) of the Exchange Act provides a “safe harbor” to investment managers who use commission dollars generated by their advised accounts to obtain investment research and brokerage services that provide lawful and appropriate assistance to the manager in the performance of investment decision-making responsibilities. ZAIS Group, as a matter of policy, does not use “soft dollars” and so it has no incentive to select or recommend a broker or dealer based on any interest in receiving research or related services. Rather, ZAIS Group selects brokers based on its clients’ interest in receiving best execution.

With respect to certain investment vehicles, ZAIS Group is also registered with the CFTC as a CPO or CTA. ZAIS Group is also a member of the National Futures Association (“NFA”), the commodity and futures industry self-regulatory organization that inspects CPOs and CTAs for compliance with the CFTC’s and its own rules and regulations. As with the Advisers Act, the CEA governs many aspects of ZAIS Group’s derivatives-related business.

ZAIS Group is also a member of various Swap Execution Facilities (“SEFs”), each of which is a self-regulatory organization with its own rulebook, and with inspection and enforcement authority. The SEFs of which ZAIS Group is a member have contracted with the NFA to conduct compliance inspections of their members.

Certain of ZAIS Group’s mortgage-related business activities are regulated by the Consumer Financial Protection Bureau and state regulatory bodies in the states in which ZAIS Group carries out this business.

ZAIS Group was examined by the NFA beginning in November 2014, as a new CFTC registrant.  The examination resulted in one finding concerning ZAIS Group’s business continuity plan, which was promptly updated. In connection with examinations by the SEC’s Office of Compliance Inspections and Examinations in 2009 and in 2011, ZAIS Group was made aware of certain issues that ZAIS Group chose to address voluntarily to allay concerns about certain practices, as well as to enhance its governance structure and compliance policies and procedures. In both instances, ZAIS Group engaged an independent advisory firm to conduct an internal examination of the issues presented. One of the examinations involved certain trading practices involving the packaging and distribution of certain CLOs. As a result of the independent advisory firm’s review and after considering its advice, ZAIS Group voluntarily decided to reimburse investors to satisfy itself that the investors had not been even arguably disadvantaged, and ZAIS Group adopted policies and procedures to strengthen its compliance efforts in a number of respects. ZAIS Group also adopted a governance committee structure and a variety of other compliance policies and procedures to address related issues that were identified during the review. The second examination resulted from an anonymous allegation relating to the manner in which ZAIS Group acquired certain investment management agreements (“IMAs”) for certain CLO funds in September 2008. As a result of this review, the independent advisory firm concluded that ZAIS Group did not have any improper material advantage in bidding for the IMAs and that investors were not harmed, but that certain of ZAIS Group’s employees should have exhibited greater sensitivity to their fiduciary and other obligations to a prior employer, and been more meticulous in following bidding procedures. These conclusions resulted in a number of recommendations for strengthening certain of ZAIS Group’s policies and procedures and enhanced supervision of certain employees. ZAIS Group also strengthened certain of its supervisory and compliance functions. The employees principally involved in this matter terminated their relationships with ZAIS Group in 2012.

United Kingdom

ZAIS Group (UK) Limited, a wholly owned subsidiary of ZAIS Group is authorized and regulated by the Financial Conduct Authority in the United Kingdom. Its regulatory authorizations fall within the framework established by the European Markets in Financial Instruments Directive (as implemented into English law) and encompass, among other things, the ability to advise on investments, manage investments and arrange deals in investments for non-retail clients. ZAIS Group (UK) Limited has exercised its right to provide these services to clients across the European Economic Area (“EEA”) by passporting its regulatory authorizations into all other EEA member states.

ZAIS Group (UK) Limited does not hold client money and, on the basis of its size and systemic importance, the Financial Conduct Authority has classified it as a “flexible portfolio firm”.

Competition

ZAIS Group competes in all aspects of its business with other investment management companies, including investment funds, hedge funds, private equity funds and traditional and non-traditional financial services companies, including commercial banks and insurance companies. ZAIS Group faces competition in the pursuit of outside investors for its funds. ZAIS Group also pursues investment opportunities for client accounts and for ZAIS Group alongside many competitors.

ZAIS Group competes for outside investors based on a variety of factors, including:

•	investment performance;

•	investor perception of investment managers’ drive, focus and alignment of interest;

•	terms of investment, including the level of fees and expenses charged for services;

•	ZAIS Group’s actual or perceived financial condition, liquidity and stability;

•	ZAIS Group’s investment professionals and its non-investment staff;

•	the quality and mix of services provided to, and the duration of relationships with, investors; and

•	ZAIS Group’s business reputation.

In order to grow its business, ZAIS Group must be able to compete effectively for outside investors. ZAIS Group must also effectively execute its investment strategies on behalf of its clients and itself. ZAIS Group’s ability to successfully implement its investment strategies is based on a variety of factors, including:

•	the experience and insights of its management team;

•	the research and recommendations of its portfolio management team;

•	its efficient investment analysis and decision-making processes; and

•	the effective support of its analytics platform and trading personnel.

Many of ZAIS Group’s competitors are substantially larger and may possess greater financial and technical resources. Several of these competitors have recently raised, or are expected to raise, significant amounts of capital and many of them have similar investment objectives to ZAIS Group, which may create additional competition for investment opportunities. Some of these competitors may also have a lower cost of capital and access to funding sources that are not available to ZAIS Group, which may create competitive disadvantages for ZAIS Group with respect to investment opportunities. Some of these competitors may have higher risk tolerance, make different risk assessments or have lower return thresholds, which could allow them to consider a wider variety of investments, bid more aggressively for investments that ZAIS Group wants to make or accept legal or regulatory limitations or risks ZAIS Group would be unable or unwilling to accept. Moreover, an increase in the allocation of capital to alternative investment strategies by institutional and individual investors could lead to a reduction in the size and duration of pricing inefficiencies that many of ZAIS Group’s investment funds seek to exploit. Alternatively, a decrease in the allocation of capital to alternative investments strategies could intensify competition for that capital and lead to fee reductions and redemptions, as well as difficulty in raising new capital.

Competition is also intense for the attraction and retention of qualified employees. ZAIS Group’s ability to continue to compete effectively in its businesses depends upon its ability to attract new employees and retain and motivate existing employees.

Employees

ZAIS believes that one of the strengths and principal reasons for its success is the quality and dedication of its people. As of March 10, 2016, ZAIS employed 77 individuals, including 32 investment professionals, located in ZAIS’s Red Bank and London offices. We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines, including our residential whole loan activities, which are currently incurring losses or not otherwise meeting our expectations for contributing to our earnings. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy, and we will be exiting those activities in an orderly fashion. In connection with this decision and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group. This includes six employees that will be departing over the next two months.

Executive Officers of the Company

The following sets forth certain information with respect to our executive officers:

Christian M. Zugel, 55, founded ZAIS Group in 1997 and currently serves as the Chairman of our board of directors and as Chief Investment Officer. Mr. Zugel also serves as Chairman of the board of directors of ZFC REIT. Prior to founding ZAIS Group, Mr. Zugel was a senior executive with J.P. Morgan Securities Inc., where he led J.P. Morgan’s entry into many new trading initiatives. At J.P. Morgan, Mr. Zugel also served on the Asia Pacific management-wide and firm-wide market risk committees. Mr. Zugel received a Masters in Economics from the University of Mannheim, Germany.

Michael F. Szymanski, 49, currently serves as our Chief Executive Officer, President and Director and has served as the President of ZAIS Group since 2011. Mr. Szymanski also serves as Chief Executive Officer, President and Director of ZFC REIT. Prior to joining ZAIS Group, Mr. Szymanski was Chief Executive Officer of XE Capital Management, LLC, an investment management firm specializing in structured products, from 2003 to 2008. Prior to that, Mr. Szymanski was Chief Financial Officer of Zurich Capital Markets (or ZCM), a subsidiary of Zurich Financial Group, from 2000 to 2002. At ZCM, Mr. Szymanski managed global finance, accounting, tax, treasury, and risk management for a business specializing in structured products, including hedge fund linked derivatives and principal investments. Prior to that, Mr. Szymanski was a Vice President in the Bank and Insurance Strategies Group of Lehman Brothers from 1997 to 2000, providing capital markets structuring and advisory services to financial institutions and corporations. Prior to that, Mr. Szymanski spent nine years at Ernst & Young LLP advising financial services clients, leaving as a Senior Manager in the Capital Markets/M&A Advisory Group in New York. Mr. Szymanski served in E&Y’s National Office-Financial Services Industries Group, providing internal consultation services to resolve clients’ accounting and regulatory issues, specializing in financial instruments. Mr. Szymanski also served on the board of directors of the National Stock Exchange from December 30, 2011 to February 19, 2015 and as Chairman of its audit committee from February 10, 2012 to February 19, 2015. Mr. Szymanski is a Certified Public Accountant and received a B.A. in Business Administration with a concentration in Accountancy from the University of Notre Dame and an Executive M.B.A. with a concentration in Finance from New York University’s Stern School of Business.

Howard E. Steinberg, 71, currently serves as our General Counsel and also serves as General Counsel and a Managing Director at ZAIS Group. Before joining ZAIS Group in February of 2011, Mr. Steinberg was a partner in the international law firm of McDermott Will & Emery LLP. Mr. Steinberg received a B.A. from the University of Pennsylvania and a J.D. from the Georgetown University Law Center.

Donna Blank, 55, currently serves as our Chief Financial Officer and also serves as Chief Financial Officer at ZAIS Group and ZFC REIT. Prior to joining the Company, Ms. Blank served as the Executive Vice President and Chief Financial Officer of National Financial Partners from 2008 to 2013. From 2003 to 2008, Ms. Blank was the Chief Financial Officer of Financial Guaranty Insurance Company. Ms. Blank received a B.A. from the University of Michigan. She holds an MBA in Finance, and a Master in International Affairs, both from Columbia University.

Don S. Choe, 48, currently serves as our Chief Technology Officer (or CTO) and a Managing Director and CTO at ZAIS Group. Before joining ZAIS Group in June of 2009, Mr. Choe was Managing Director and Head of Securitized Products Analytics at Barclays Capital and Lehman Brothers. Mr. Choe developed the architecture and managed the delivery of the securitized products analytics systems servicing the POINT and LehmanLive applications. In aggregate, Mr. Choe possesses greater than 25 years of experience providing technology solutions for fixed income businesses. Mr. Choe graduated from The Jerome Fisher Program in Management and Technology at the University of Pennsylvania, with a B.S. in Economics from the Wharton School of Business and a B.A.S. from the School of Engineering.

Marc D. Galligan, 61, currently serves as our Chief Risk Officer and is a Managing Director at ZAIS Group where he has served as the Chief Risk Officer since 2008. He is also Head of Middle Office and co-head of the Valuation Committee. Mr. Galligan has 38 years of experience in the credit markets. Before joining ZAIS Group in August of 2008, he was a Senior Managing Director responsible for Credit Trading Risk Management at Bear Stearns, which included cash and credit derivative trading risk, as well as Leverage Finance. Before Bear Stearns, Mr. Galligan spent 20 years in a variety of credit and investment banking roles at The First National Bank of Boston and The Chase Manhattan Bank. Mr. Galligan received a B.S. in Finance from Boston College and an M.B.A. from the Thunderbird School of Global Management.

Nisha Motani, 44, currently serves as our Chief Accounting Officer and Chief Accounting Officer of ZFC REIT. She also serves as the Director of Fund Reporting at ZAIS Group where she oversees annual audits, monthly net asset value reporting, quarterly and annual financial statement reporting, and informational requests from investors for all ZAIS Managed Entities. Ms. Motani is also responsible for setting internal accounting policies and procedures, researching accounting issues, and serving as a direct liaison to the auditors and tax preparers for ZAIS Managed Entities..  Prior to joining ZAIS Group in October 2003, Ms. Motani worked as a senior manager in the Financial Services audit practice of Deloitte & Touche where she specialized in investment management. She is a CPA with a B.S. in Accounting from Rutgers School of Business.

Organization Structure

The following diagram illustrates the Company’s corporate structure following the Business Combination

Available Information

The Company maintains a website at www.zaisgroupholdings.com and makes available, free of charge, on its website (a) its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to ZAIS Investor Relations, ZAIS Group, LLC at Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701

Item 1A. Risk Factors.

The Company’s business and operations are subject to a number of risks and uncertainties, the occurrence of which could adversely affect its business, financial condition, consolidated results of operations and ability to make distributions to stockholders and could cause the value of the Company’s capital stock to decline. Please refer to the section entitled “Forward-Looking Statements.”

Risks Related to ZAIS Group’s Business

If ZAIS Group is unable to significantly increase its AUM, or develop new sources of revenue, our revenues and operating income will continue to be negatively impacted, and we may continue to incur operating losses.

While ZAIS Group has historically been profitable, in 2015 it incurred a GAAP net loss, driven by a decrease in revenue. Revenue and results of operations are significantly dependent on the management fee income and incentive income ZAIS Group earns on the assets under its management. The average percentage of fees ZAIS Group earns on the assets it manages has declined as several higher fee structure mortgage and corporate credit funds with management fee rates generally ranging between 0.50% and 1.50% have liquidated or been redeemed, and the CLO origination business, with a lower embedded management fee structure, with typical management fee rates between 0.30% and 0.50% has grown and become a relatively large percentage of the overall AUM. The average AUM and average fee rates during 2014 and 2015 were approximately $4.887 billion and $4.220 billion and 0.58% and 0.37%, respectively. Additionally, ZAIS Managed Entities representing total AUM as of December 31, 2015 of approximately $0.106 billion are winding down and are in liquidation. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively. Incentive income recognized during the year ended December 31, 2014 was primarily driven by the liquidation of several private equity-style ZAIS Managed Entities during the year ended December 31, 2014 compared to one private equity-style ZAIS Managed Entity which liquidated during the year ended December 31, 2015. As the alternative asset management industry comes under fee pressure, ZAIS Group has not been able to maintain historic hedge fund fees. For the year ended December 31, 2015, we reported a GAAP net loss of $(23.9) million, compared with GAAP net income of $74.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, we reported revenue of $23.2 million, as compared with revenue of $216.9 million for the year ended December 31, 2014. The current recurring revenue base does not cover the current run-rate of compensation, and general and administrative expenses. The Company currently anticipates that its expenses in 2016 will exceed its revenues as they did in 2015, and there can be no assurance that the recent decision to decrease the workforce of ZAIS Group by 22 employees will be sufficient to improve its profitability in future periods. If ZAIS Group is unable to significantly increase its assets under management and thereby generate additional revenue from management fee income and potentially, incentive fee income, or develop new sources of revenue, it is likely that we will continue incurring operating losses. There is no assurance that ZAIS Group will be able to increase its assets under management or develop new sources of revenue.

Difficult market and political conditions may adversely affect ZAIS Group’s business, including by reducing the value or hampering the performance of the investments made by the ZAIS Managed Entities, each of which could materially and adversely affect ZAIS Group’s business, results of operations and financial condition.

ZAIS Group’s business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation or deflation, economic uncertainty, changes in laws (including laws relating to ZAIS Group’s taxation, taxation of investors in the ZAIS Managed Entities, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of ZAIS Group’s control and may affect the level and volatility of asset prices and the liquidity and value of investments and ZAIS Group may not be able to or may choose not to manage its exposure to these conditions. Ongoing developments in the U.S. and global financial markets following the unprecedented turmoil in the global capital markets and the financial services industry in late 2008 and early 2009 continue to illustrate that the current environment is still one of uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for the ZAIS Managed Entities and their respective investee companies and investments, which could restrict their investment activities and impede their ability to effectively achieve investment objectives.

In the event of a market downturn, each of ZAIS Group’s businesses could be affected in different ways. The ZAIS Managed Entities, ZGP, ZAIS Group or its subsidiaries may face reduced opportunities to sell and realize value from their existing investments, and a lack of suitable investments for the ZAIS Managed Entities, ZGP, ZAIS Group or its subsidiaries to make. In addition, adverse market or economic conditions could have an adverse effect on the returns of the ZAIS Managed Entities and investments directly held by ZGP, ZAIS Group or its subsidiaries, and, therefore, ZAIS Group’s earnings. A general market downturn, or a specific market dislocation, may cause ZAIS Group’s revenue and results of operations to decline by causing:

•	the net asset value or the AUM of ZAIS Managed Entities to decrease, lowering management fees;

•	lower investment returns, reducing incentive income; and

•	investor redemptions, resulting in lower fees.

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by the ZAIS Managed Entities, ZGP, ZAIS Group or its subsidiaries with debt investments. The attractiveness of the ZAIS Managed Entities relative to other investment products could decrease depending on economic conditions. The ZAIS Managed Entities, ZGP, ZAIS Group or its subsidiaries may also be adversely affected by difficult market conditions if ZAIS Group fails to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments.

The investment management business is competitive.

The investment management business is highly competitive, with competition based on a variety of factors, including investment performance, business relationships, quality of service provided to investors, investor liquidity and willingness to invest, ZAIS Managed Entities’ terms (including fees), brand recognition and business reputation. ZAIS Group competes for investors with other investment managers, public and private funds, business development companies, small business investment companies and others. Numerous factors increase ZAIS Group’s competitive risks, including:

•	a number of ZAIS Group’s competitors have greater financial, technical, marketing and other resources and more personnel than ZAIS Group does;

•	some of the ZAIS Managed Entities may not perform as well as competitors’ funds or other available investment products;

•	a number of ZAIS Group’s competitors have raised significant amounts of capital, and some of them have similar investment objectives to ZAIS Group’s, which may create additional competition for investment opportunities and may reduce the size and duration of pricing inefficiencies that otherwise could be exploited;

•	some of ZAIS Group’s competitors may have a lower cost of capital and access to funding resources that are not available to ZAIS Group, which may create competitive disadvantages for the ZAIS Managed Entities;

•	some of ZAIS Group’s competitors may be subject to less regulation and, accordingly, may have more flexibility to undertake and execute certain businesses or investments than ZAIS Group does or bear less compliance expense than ZAIS Group does;

•	some of ZAIS Group’s competitors may have more flexibility than ZAIS Group has in raising certain types of funds under the investment management contracts they have negotiated with their investors;

•	some of ZAIS Group’s competitors may have better expertise or be regarded by investors as having better expertise than ZAIS Group in a specific asset class or geographic region; and

•	other industry participants may, from time to time, seek to recruit ZAIS Group’s investment professionals and other employees away from ZAIS Group.

This competitive pressure could adversely affect ZAIS Group’s ability to make successful investments and limit ZAIS Group’s ability to obtain future funds for management, either of which would adversely impact ZAIS Group’s business and our results of operations and financial condition.

ZAIS Group’s operating cash flow may be insufficient to fund its operating expenses which will then be funded by the proceeds of the Business Combination, thereby reducing the amount of capital available to invest and correspondingly decreasing the amount of revenue potentially generated by the investments.

ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund various investments, including investments in entities in which ZAIS Group serves as the investment manager, fixed assets and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will fund its business requirements with the proceeds from the Business Combination. For the year ended December 31, 2015, the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $(9.0) million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs of $(5.0) were funded by the proceeds of the Business Combination. The Company currently anticipates that this negative working capital trend will continue in 2016, and could limit our ability to expand our new business investments from the proceeds of the Business Combination, thereby decreasing the revenue potentially generated by the capital invested from the Business Combination.

ZAIS Group’s AUM has been subject to volatility and certain ZAIS Managed Entities are being liquidated or may be disposed of in the near term.

Historically, ZAIS Group’s AUM has fluctuated from time to time. ZAIS Group’s AUM has declined significantly from its peak of $11.707 billion prior to the financial crisis in 2008 to $4.157 billion as of December 31, 2015, largely attributable to the return of investor capital from certain private equity style ZAIS Managed Entities, the termination of certain CLOs managed by ZAIS Group, certain investor redemptions and the challenges of raising significant new assets to replace those assets being returned to investors. These challenges stem largely from structured credit products being disfavored by certain investors in the continuing low interest rate environment. Additionally, European investors have exited because of capital considerations due to regulatory requirements.

Further, ZAIS Managed Entities representing total AUM as of December 31, 2015 of approximately $0.106 billion are winding down and are in liquidation. These liquidations are expected to be completed in the first quarter of 2016, but clients in SMAs may withdraw capital with little or no notice. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively. If ZAIS Group is unable to raise significant new assets to replace those that will be returned to investors, its AUM would be subject to further decline resulting in a lower base of assets on which it charges management fees and may receive incentive income. This, in turn, would continue to negatively impact ZAIS Group’s revenue and results of operations.

ZAIS Group derives a substantial portion of its revenues from ZAIS Managed Entities managed pursuant to advisory agreements that may be terminated.

The applicable investment advisory agreement for each of the ZAIS Managed Entities may permit the investors in a ZAIS Managed Entity to remove ZAIS Group as investment manager in certain circumstances. ZAIS Group’s separately managed accounts are governed by investment management agreements that may be terminated by investors, generally upon little or no notice and with or without cause, as set forth in the applicable agreement. Termination of these agreements would negatively affect ZAIS Group’s revenue, which could have a material adverse effect on our results of operations.

ZAIS Group may not be able to maintain its current fee structure as a result of industry pressure from the ZAIS Managed Entities’ investors to reduce fees, which could have an adverse effect on its profit margins and our results of operations.

ZAIS Group may not be able to maintain its current fee structure as a result of industry pressure from the ZAIS Managed Entities’ investors to reduce fees. Although ZAIS Group’s investment management fees vary among and within asset classes, historically ZAIS Group has competed primarily on the basis of its performance and not on the level of its investment management fees relative to those of its competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry as well as a general trend toward reducing management fees and incentive income to external managers, whether through direct reductions, deferrals or rebates. ZAIS Group’s average management fees charged with respect to certain asset types has declined as a result of this industry pressure towards lower fees. Although ZAIS Group has no obligation to modify any of its fees with respect to the existing ZAIS Managed Entities, it may experience pressure to do so. No assurance can be made that ZAIS Group will succeed in providing investment returns and service that will allow ZAIS Group to maintain its current fee structure. Fee reductions on existing or future businesses could have an adverse effect on ZAIS Group’s profit margins and our results of operations.

The historical returns attributable to the ZAIS Managed Entities should not be considered as indicative of the future results of ZAIS Group or any ZAIS Managed Entity or of any returns expected on an investment in Class A common stock of ZAIS.

An investment in Class A common stock is not an investment in any of the ZAIS Managed Entities. The historical performance of the ZAIS Managed Entities is relevant to ZAIS Group primarily insofar as it is indicative of fees ZAIS Group has earned in the past and may earn in the future and ZAIS Group’s reputation and ability to raise new investments in ZAIS Managed Entities. The historical and potential returns of the ZAIS Managed Entities are not, however, directly linked to returns on Class A common stock. Therefore, you should not conclude that positive performance of ZAIS Managed Entities will result in positive returns on an investment in Class A common stock, nor should you conclude that ZAIS Managed Entities’ prior performance is indicative of the future results of the ZAIS Managed Entities. Poor future performance of the ZAIS Managed Entities could cause a decline in ZAIS Group’s revenues and could therefore have a negative effect on ZAIS Group’s operating results and returns on the Class A common stock.

Moreover, the historical returns of the ZAIS Managed Entities should not be considered indicative of the future returns of those ZAIS Managed Entities or from any future ZAIS Managed Entities, in part because:

•	market conditions during previous periods may have been significantly more favorable for generating positive performance than the market conditions ZAIS Group may experience in the future;

•	The ZAIS Managed Entities’ returns have previously benefited from investment opportunities and general market conditions that may not recur, and the ZAIS Managed Entities may not be able to achieve the same returns or profitable investment opportunities or deploy capital as quickly;

•	some of the ZAIS Managed Entities’ rates of returns are calculated on the basis of market value of the ZAIS Managed Entities’ investments, including unrealized gains, which may never be realized;

•	in recent years, there has been increased competition for investment opportunities which may reduce the ZAIS Managed Entities’ returns in the future; and

•	ZAIS Group’s newly established ZAIS Managed Entities may generate lower returns during the period that they take to deploy their capital.

The future internal rate of return for any current or future ZAIS Managed Entity may vary considerably from the historical internal rate of return generated by any particular ZAIS Managed Entity, or for the ZAIS Managed Entities as a whole. Future returns will also be affected by the risks described elsewhere in this Annual Report on Form 10-K, including risks of the industries and businesses in which a particular ZAIS Managed Entity invests.

Poor performance of the ZAIS Managed Entities would cause a decline in ZAIS Group’s revenue and results of operations, and would adversely affect ZAIS Group’s ability to obtain investments in future ZAIS Managed Entities.

ZAIS Group’s revenue is derived principally from two sources: (1) management fee income, based on the size of the ZAIS Managed Entities and (2) incentive income, based on the performance of the ZAIS Managed Entities which may be subject to a hurdle and a perpetual loss carry forward, or “perpetual high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. A portion of ZAIS Group’s revenue and cash flow is variable, primarily due to the fact that the performance fees from the ZAIS Managed Entities can vary from year to year. For the year ended December 31, 2015, performance fees were 30.7% of ZAIS Group’s total revenues, representing a 91.6% decrease over the year ended December 31, 2014. Moreover, the negative return performance of ZAIS Opportunity Fund in 2015 and estimated year-to-date February 2016 of (9.4)% and (13.59)%, respectively, will require return performance to exceed those loss carryforwards in order to earn incentive fees on that fund in 2016 or beyond. For the years ended December 31, 2014 and December 31, 2013, performance fees were 74.6% and 49.9% of ZAIS Group’s total revenues, respectively. In the event that any of the ZAIS Managed Entities perform poorly, ZAIS Group’s revenue and results of operations will decline, and it will likely be more difficult for ZAIS Group to obtain new investments in ZAIS Managed Entities. In addition, investors may withdraw their investments in the ZAIS Managed Entities (or, in the case of separately managed accounts, terminate investment management agreements) as a result of poor performance of the ZAIS Managed Entities or otherwise. ZAIS Group’s investors and potential investors continually assess the ZAIS Managed Entities’ performance and ZAIS Group’s ability to obtain new investments for management.

Employee misconduct could harm ZAIS Group by impairing ZAIS Group’s ability to attract and retain investors for the ZAIS Managed Entities and subjecting ZAIS Group to significant legal liability, regulatory scrutiny and reputational harm.

ZAIS Group’s ability to attract and retain investors and to pursue investment opportunities for the ZAIS Managed Entities depends heavily upon the reputation of ZAIS Group’s professionals, especially ZAIS Group’s senior professionals. ZAIS Group is subject to a number of obligations and standards arising from ZAIS Group’s investment management business and ZAIS Group’s authority over the assets managed by ZAIS Group’s investment management business. Violation of these obligations and standards by any ZAIS Group employee could adversely affect investors in the ZAIS Managed Entities and us. The nature of ZAIS Group’s business often require that it deal with confidential matters of great significance to companies in which the ZAIS Managed Entities may invest. If ZAIS Group’s employees were to use or disclose confidential information improperly, ZAIS Group could suffer serious harm to its reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions ZAIS Group takes to detect and prevent this activity may not be effective in all cases. If one or more of ZAIS Group’s employees were to engage in misconduct or were to be accused of such misconduct, ZAIS Group’s businesses and reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact ZAIS Group’s ability to obtain new funds for management.

We may be subject to financial criminal activity which could result in financial loss or damage to our reputation.

Instances of financial criminal activity, personal trading violations and other abuses, including misappropriation of assets by internal or external perpetrators, may arise despite our internal control policies and procedures. Instances of such criminal activity by financial firms and their personnel, including those in the investment management industry, have led the U.S. government and regulators to increase enforcement of existing rules relating to such activities, adopt new rules and regulations and enhance oversight of the U.S. financial industry. Because ZAIS entities conduct business internationally, they are subject to the rules of other jurisdictions that govern and control financial criminal activities, and may be exposed to financial criminal activities on an international scale. Compliance with existing and new rules and regulations may have the effect of increasing expenses. Further, should the personnel of any ZAIS entity be linked to financial criminal activity, either domestically or internationally, it would suffer material damage to its reputation which could result in a corresponding loss of clients, client assets and revenue.

We are vulnerable to reputational harm because we operate in an industry in which personal relationships, integrity and client confidence are of critical importance. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to legal or regulatory sanctions and suffer serious reputational harm (as a consequence of the negative perception resulting from such activities), which could impair client relationships and the ability to attract new clients.

Reputational harm could result in a loss of AUM and revenues.

The integrity of ZAIS Group’s brand is critical to its ability to attract and retain clients, business partners and employees and maintain relationships with consultants. ZAIS Group operates within the highly regulated financial services industry and various potential scenarios could result in harm to its reputation. They include internal operational failures, failure to follow investment or legal guidelines in the management of accounts, intentional or unintentional misrepresentation of ZAIS Group’s products and services in offering or advertising materials, public relations information, social media or other external communications, employee misconduct (including prohibited postings on social media) or investments in businesses or industries that are controversial to certain special interest groups. The negative publicity associated with any of these factors could harm ZAIS Group’s reputation and adversely impact relationships with existing and potential clients, third-party distributors, consultants and other business partners and subject ZAIS Group to regulatory sanctions. Damage to ZAIS Group’s brands or reputation would negatively impact its standing in the industry and result in loss of business in both the short term and the long term.

A significant portion of ZAIS Group’s AUM is or may be derived from a small number of clients, the loss of which could significantly reduce ZAIS Group’s management fees and have a material adverse effect on our results of operations.

Certain of ZAIS Group’s strategies derive a significant portion of their total AUM from assets of a single client or a small number of clients. As of December 31, 2015, two investors accounted for approximately 23% of ZAIS Group’s AUM and ZAIS Group’s 10 largest investors accounted for approximately 40% of its AUM (excluding CLO and REIT AUM. If any of these clients withdraw all or a portion of their AUM, ZAIS Group’s business would be significantly affected, which would negatively impact ZAIS Group’s management fees and could have a material adverse effect on its results of operations and financial condition. Additionally, ZAIS Group’s CLO management business accounts for approximately 29% of ZAIS Group’s AUM and a loss of key employees associated with the CLO management business may impact ZAIS Group’s ability to expand or continue this business.

ZAIS Group’s failure to comply with investment guidelines set by its clients and limitations imposed by applicable law could result in damage awards against ZAIS Group and a loss of ZAIS Group’s AUM, either of which could adversely affect its results of operations or financial condition.

Certain clients who retain ZAIS Group to manage assets on their behalf specify guidelines regarding investment allocations and strategy that ZAIS Group is required to follow in managing their portfolios. In addition, ZAIS Group is required to comply with the investment guidelines and limitations set forth in the constituting and offering documents of the ZAIS Managed Entities. ZAIS Group’s failure to comply with any of these guidelines and other limitations could result in losses to clients which, depending on the circumstances, could result in ZAIS Group being obligated to make clients whole for such losses. If ZAIS Group believed that the circumstances did not justify a reimbursement, or clients believed the reimbursement it offered was insufficient, they could seek to recover damages from ZAIS Group, withdraw assets from the ZAIS Managed Entities or terminate their investment advisory agreement with ZAIS Group. Any of these events could harm ZAIS Group’s reputation and adversely affect its business.

ZAIS is taxable as a corporation for U.S. tax purposes and a change in projected long-term profitability could materially impact after-tax results of operations.

As of December 31, 2015, the Company recorded a Deferred Tax Asset (“DTA”) of $5.1 million related to Net Operating Loss (“NOL”) carryforwards and other future deductible amounts related to the Company’s allocable share of the consolidated results of operations as well as NOL carryforwards and development stage start-up expenses incurred during the period from its inception and prior to the closing of its Business Combination with ZGP. These DTAs relate to NOL carryforwards and future deductible amounts that can be used to offset the Company’s taxable income in future periods and reduce its income taxes payable in those future periods. Unless the Company is able to generate sufficient taxable income to utilize its NOL carryforwards before their expiration, it is likely that some or all of these NOL carryforwards could ultimately expire unused. The Company’s current estimates of future income do not project taxable income in the next three years. A valuation allowance has been established against these DTAs and future results of operations are not more likely than not to benefit from the tax deductibility of various operating expenses.

ZAIS Group’s expenses are subject to fluctuations that could materially impact our results of operations.

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. The Company currently anticipates that its expenses in 2016 will exceed its revenues, as they did in 2015. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that the recent decision to commence a workforce reduction plan at ZAIS Group will correct this expense imbalance, or that ZAIS Group will otherwise correct this expense imbalance in 2016 or beyond. ZAIS Group and its affiliates have a certain level of recurring expenses in their day-to-day operations, and some of those expenses cannot be materially reduced. If ZAIS Group’s revenues do not increase, even with decreases in variable expenses, ZAIS Group’s results of operations will continue to be negatively impacted as is the case in the current year. Although, Management intends to pursue various initiatives with the potential to alter the operating loss trend, there is no specific plan at this point in time that has been identified to alter the operating loss trend in future years other than the workforce reduction plan. While ZAIS Group attempts to project expense levels in advance, there is no guarantee that unforeseen expenses will not arise.

ZAIS Group may be subject to litigation risks and may face liabilities and damage to ZAIS Group’s professional reputation as a result.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. ZAIS Group makes investment decisions on behalf of investors in the ZAIS Managed Entities that could result in substantial losses. This may subject ZAIS Group to legal liabilities or actions alleging, among other things, negligence, intentional misconduct, breach of fiduciary duty or breach of contract. Further, ZAIS Group may be subject to third-party litigation arising from allegations that ZAIS Group improperly exercised control or influence over investments. In addition, ZAIS Group and its affiliates, the ZAIS Managed Entities, and each of their respective officers and employees are each exposed to the risks of litigation related to investment activities, including litigation from investors and shareholders. Additionally, ZAIS Group is exposed to risks of litigation or investigation by investors or regulators alleging that ZAIS Group or a ZAIS Managed Entity engaged in transactions that presented conflicts of interest that were not properly addressed.

Legal liability or the commencement of legal actions against ZAIS Group could have a material adverse effect on ZAIS Group’s reputation, business, financial condition and/or results of operations. ZAIS Group depends to a large extent on its business relationships and reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for the ZAIS Managed Entities. As a result, allegations of improper conduct by ZAIS Group by either private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to ZAIS Group, as well as negative publicity and press speculation about us, ZAIS Group’s investment activities or the investment industry in general, whether or not valid, may harm ZAIS Group’s reputation, which may be damaging to its businesses and negatively impact our results of operations.

The cost of insuring ZAIS Group’s business is significant and may increase.

ZAIS Group’s and our insurance costs are significant and can fluctuate substantially from year to year. In addition, certain insurance coverage may not be available or may only be available at prohibitive costs. As insurance coverage is renewed, it may be subject to additional costs caused by premium increases, higher deductibles, co-insurance liability, changes in the size of ZAIS Group’s business or nature of ZAIS Group’s operations, litigation or acquisitions or dispositions. ZAIS Group may also obtain additional form, and increased level, of coverage which may involve materially increased costs.

In addition, we may obtain additional liability insurance for our directors and officers. There have been historical periods in which directors' and officers' liability insurance and errors and omissions insurance have been available only with limited coverage amounts, less favorable terms or at prohibitive cost, and these conditions could recur.

Risks Related to the ZAIS Managed Entities

Dependence on leverage by certain of the ZAIS Managed Entities subjects them to potential volatility and contractions in the debt financing markets and could adversely affect ZAIS Group’s ability to achieve attractive rates of return on those investments.

Certain of the ZAIS Managed Entities use leverage, and ZAIS Group’s ability to achieve attractive rates of return on investments in those ZAIS Managed Entities depends on ZAIS Group’s (or, in the case of a separately managed account, the client’s) ability to access sufficient sources of indebtedness at attractive rates. The ZAIS Managed Entities may choose to use leverage as part of their respective investment programs. As of December 31, 2015, ZAIS Group served as investment manager to four ZAIS Managed Entities utilizing various degrees of leverage. These ZAIS Managed Entities had combined AUM of $1.897 billion. The weighted average leverage ratio of these ZAIS Managed Entities is approximately 76.86% (based on net asset value), with one of the ZAIS Managed Entities accounting for a majority of the leverage employed. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A ZAIS Managed Entity may borrow money from time to time to make investments or may enter into derivative transactions that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing or embedded leverage may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the ZAIS Managed Entity’s net asset value to increase at a faster rate than would be the case without borrowings. Losses realized with borrowed funds may also cause the net asset value of the related ZAIS Managed Entity to decrease at a faster rate than would be the case without borrowings. Any of the foregoing circumstances could have a material adverse effect on ZAIS Group’s business and our results of operations and financial condition.

The use of leverage also gives rise to counterparty risk. In connection with repo financings and certain swap transactions, some ZAIS Managed Entities are required to post an initial margin and subsequent variation margin calls. If the counterparty should become insolvent, initial and variation margin posted by a ZAIS Managed Entity could be lost due to the failure of the counterparty.

If the ZAIS Managed Entities or the issuers or companies in which the ZAIS Managed Entities invest raise capital in the structured credit, leveraged loan or high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally and could lead to an overall weakening of the U.S. and global economies. Any economic downturn could adversely affect the financial resources of the ZAIS Managed Entities and their investments (in particular those investments that depend on credit from third parties or that otherwise participate in the credit markets) and their ability to make principal and interest payments on, or refinance, outstanding debt when due. Moreover, these events could affect the terms of available debt financing with, for example, higher rates, higher equity requirements or more restrictive covenants.

The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through borrowings on ZAIS Managed Entities’ debt facilities, which may or may not be available for a refinancing at the end of their respective terms. In addition, the interest payments on the indebtedness used to finance the ZAIS Managed Entities’ investments are generally deductible expenses for applicable income tax purposes, but may be subject to limitations with respect to timing or amount under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit the availability of these income tax deductions may reduce the after-tax rates of return on the affected investments for certain investors, which may have an adverse impact on ZAIS Group’s businesses and our financial results.

If the markets make it difficult or impossible to refinance debt that is maturing in the near term, some of ZAIS Group’s investee companies may be unable to repay such debt at maturity and may be forced to sell assets, undergo a recapitalization or seek bankruptcy protection. Any of the foregoing circumstances could have a material adverse effect on ZAIS Group’s business and our results of operations and financial condition.

Some of the ZAIS Managed Entities may invest in companies that are highly leveraged, which may increase the risk of loss associated with those investments.

Some of the ZAIS Managed Entities may invest in companies whose capital structures involve significant leverage. For example, in many non-distressed leveraged loan investments, indebtedness may be as much as 75% or more of an investee company’s total debt and equity capitalization, including debt that may be incurred in connection with the ZAIS Managed Entities’ investment, whether incurred at or above the investment-level entity. In distressed situations, indebtedness may exceed 100% or more of an investee company’s capitalization. Additionally, while the ZAIS Managed Entities generally purchase senior positions in the aforementioned companies, the debt positions acquired by the ZAIS Managed Entities may be the most junior in what could be a complex capital structure, and thus subject ZAIS Group to the greatest risk of loss.

Investments in highly leveraged entities are also inherently more sensitive to declines in revenues, increases in expenses and interest rates and adverse economic, market and industry developments.

Furthermore, incurring a significant amount of indebtedness by an entity could, among other things:

•	subject the entity to a number of restrictive covenants, terms and conditions, any violation of which could be viewed by creditors as an event of default and could materially impact a ZAIS Managed Entity’s ability to realize value from the investment;

•	allow even moderate reductions in operating cash flow to render the entity unable to service its indebtedness, leading to a bankruptcy or other reorganization of the entity and a loss of part or all of the ZAIS Managed Entities’ investment in it;

•	give rise to an obligation to make mandatory prepayments of debt using excess cash flow, which might limit the entity’s ability to respond to changing industry conditions if additional cash is needed for the response, to make unplanned but necessary capital expenditures or to take advantage of growth opportunities;

•	limit the entity’s ability to adjust to changing market conditions, thereby placing it at a competitive disadvantage compared to its competitors that have relatively less debt;

•	limit the entity’s ability to engage in strategic acquisitions that might be necessary to generate attractive returns or further growth; and

•	limit the entity’s ability to obtain additional financing or increase the cost of obtaining such financing, including for capital expenditures, working capital or other general corporate purposes.

A substantial portion of the investments owned by the ZAIS Managed Entities are recorded at fair value as determined in good faith by ZAIS Group and, as a result, there may be uncertainty regarding the value of the investments of the ZAIS Managed Entities.

The debt and equity instruments in which the ZAIS Managed Entities invest for which market quotations are not readily available are valued at fair value as determined in good faith by ZAIS Group or such other party as may be responsible for the valuation of the relevant ZAIS Managed Entity. Most, if not all, of ZAIS Managed Entities’ investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820 — Fair Value Measurements and Disclosures. This means that the valuation of assets owned by the ZAIS Managed Entities is based on unobservable inputs and assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of the ZAIS Managed Entities’ investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information, stale information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing or quotes accompanied by disclaimers materially reduces the reliability of such information and the pricing indications received may not accurately reflect the price at which a third party is willing to enter into a transaction.

The types of factors that ZAIS Group may take into account in determining the fair value of ZAIS Managed Entities’ investments generally include prices received from third party valuation agents, broker quotes (if available), market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets, the financial condition of issuers, recent trading activity, and other relevant factors. Because such valuations are inherently uncertain, may take into account prices that fluctuate substantially over short periods of time and may be based on estimates, ZAIS Group’s determinations of fair value may differ materially from the values that would have been used if a ready market for these debt and equity instruments existed.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in a ZAIS Managed Entity’s net asset value do not necessarily reflect the prices that would actually be obtained by ZAIS Group on behalf of the ZAIS Managed Entity when such investments are sold. ZAIS Managed Entities’ net asset value could be adversely affected if determinations regarding the fair value of such ZAIS Managed Entity’s investments were materially higher than the values that such ZAIS Managed Entity ultimately realizes upon the disposal of such loans and securities. Realizations at values significantly lower than the values at which investments have been reflected in the ZAIS Managed Entity net asset values would result in losses for the applicable ZAIS Managed Entity, a decline in asset management fees and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in a ZAIS Managed Entity’s net asset value could cause investors to lose confidence in ZAIS Group which could, in turn, result in redemptions from the ZAIS Managed Entities or difficulties in raising additional funds for ZAIS Group to manage.

The ZAIS Managed Entities may face risks relating to undiversified investments.

While diversification within the asset classes in which the ZAIS Managed Entities invest is generally an objective of the ZAIS Managed Entities, there can be no assurance as to the degree of diversification, if any, that will be achieved in any ZAIS Managed Entity. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a ZAIS Managed Entity if its investments are concentrated in that area, which would result in lower investment returns. Such lack of diversification could expose a ZAIS Managed Entity to losses disproportionate to economic conditions or market declines in general if there are disproportionately greater adverse movements in the particular investments. If a ZAIS Managed Entity holds investments concentrated in a particular issuer, security, asset class or geographic region, such ZAIS Managed Entity may be more susceptible than a more widely diversified investment portfolio to the negative consequences of a single corporate, economic, political or regulatory event. Accordingly, a lack of diversification on the part of a ZAIS Managed Entity could adversely affect its performance and, as a result, ZAIS Group’s business and our results of operations and financial condition. Additionally, since ZAIS Group invests directly in certain ZAIS Managed Entities, ZAIS Group is subject to the same diversification risks as the ZAIS Managed Entities disclosed herein.

Investments made by the ZAIS Managed Entities may be volatile and may have limited liquidity.

Many of the ZAIS Managed Entities invest in relatively high-risk, illiquid assets that often have significantly leveraged capital structures, and ZAIS Group may fail to realize any profits from these investments for a considerable period of time, lose some or the entire principal amount it invests in these investments or may not be able to liquidate these investments at a desired price.

The ZAIS Managed Entities may make investments or hold trading positions in markets that are volatile and may be illiquid. Timely divestiture or sale of trading positions can be impaired by decreased trading volume, increased price volatility, concentrated trading positions, limitations on the ability to transfer positions in highly specialized or structured transactions, limits imposed by exchanges or other regulatory organizations, market disruptions and changes in industry and government regulations. When a ZAIS Managed Entity holds a security or position, it is vulnerable to price and value fluctuations and may experience losses if the value of the position decreases and it is unable to sell, hedge or transfer the position in a timely manner. Any losses suffered by the ZAIS Managed Entity may have a negative impact on ZAIS Group’s results of operations.

In particular, with respect to futures contracts, it may be difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. Limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and price fluctuation limits, may contribute to a lack of liquidity with respect to certain investments. In addition, over-the-counter contracts and cleared swaps may be illiquid because they are contracts between two parties and generally may not be transferred by one party to a third party without the counterparty’s consent. Conversely, a counterparty may give its consent, but a ZAIS Managed Entity still may not be able to transfer an over-the-counter contract to a third party due to concerns regarding the counterparty’s credit risk. In addition, the ZAIS Managed Entities’ assets are subject to the risk of failure of any of the exchanges or other trading platforms on which their positions trade or of central clearinghouses or counterparties. Most U.S. exchanges limit fluctuations in certain prices during a single day by imposing “daily price fluctuation limits” or “daily limits,” the existence of which may reduce liquidity or effectively curtail trading in particular markets.

Therefore, it may be impossible or costly for the ZAIS Managed Entities to liquidate positions rapidly, particularly if the relevant market is moving against a position or in the event of trading halts or daily price movement limits on the market or otherwise. Alternatively, it may not be possible in certain circumstances for a position to be purchased or sold promptly, particularly if there is insufficient trading activity in the relevant market or otherwise. Additionally, since ZAIS Group invests directly in certain ZAIS Managed Entities, ZAIS Group is subject to the same volatility and liquidity risks as the ZAIS Managed Entities disclosed herein.

Investments by the ZAIS Managed Entities may rank junior to investments made by others.

The securities in which the ZAIS Managed Entities invest may be subordinate to other securities of the third party issuers that rank senior to such securities held by the ZAIS Managed Entities. By their terms, these senior securities may provide that their holders are entitled to receive payments of interest or principal on or before the dates on which payments are to be made to the securities held by the ZAIS Managed Entities. Also, in the event of a default or other credit event including, but not limited to, liquidation, dissolution, reorganization or bankruptcy, holders of securities ranking senior to those held by the ZAIS Managed Entities may typically be entitled to receive payment in full before distributions could be made to the ZAIS Managed Entities. After repaying senior security holders, the issuer of the securities held by the ZAIS Managed Entities may not have any remaining assets to use for repaying amounts owed to the securities held by the ZAIS Managed Entities. To the extent that any assets remain, holders of securities that rank equally with those securities held by the ZAIS Managed Entities would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following insolvency, the ability of the ZAIS Managed Entities to influence an issuer’s affairs and to take actions to protect their investments may be substantially less than that of the senior security holders. Additionally, since ZAIS Group invests directly in certain ZAIS Managed Entities, ZAIS Group is subject to the same risks as the ZAIS Managed Entities disclosed herein.

Third-party investors in certain of the ZAIS Managed Entities may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a ZAIS Managed Entity’s operations and performance.

Historically, certain of the ZAIS Managed Entities have required investors to make capital commitments that ZAIS Group is entitled to call from those investors at any time during prescribed periods. Currently one ZAIS Managed Entity, which is consolidated in the December 31, 2015 financial statements and included in Item 8 herein, has uncalled capital commitments of approximately $69.9 million, which includes $35.6 million of uncalled capital applicable to ZAIS Group. ZAIS Group, as general partner and holder of a majority of the limited partnership interests in this ZAIS Managed Entity, controls the capital call process, including when and if to call additional capital. ZAIS Group has historically depended on investors fulfilling and honoring their commitments when it calls capital from them in connection with making investments and otherwise paying obligations when due. Any investor that does not fund a capital call may be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that ZAIS Managed Entity. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the ZAIS Managed Entity and if an investor has invested little or no capital, for instance early in the life of the ZAIS Managed Entity, then the forfeiture penalty may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the ZAIS Managed Entity, thereby limiting ZAIS Group’s ability to enforce the funding of a capital call. Third-party investors in certain ZAIS Managed Entities often use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to ZAIS Managed Entities. The failure of investors to honor a significant amount of capital calls for certain ZAIS Managed Entities could have a material adverse effect on the operation and performance of those ZAIS Managed Entities and, in turn, ZAIS Group’s business.

The ZAIS Managed Entities may be forced to dispose of investments at a disadvantageous time.

The ZAIS Managed Entities may make investments that they cannot advantageously dispose of prior to the date the applicable ZAIS Managed Entity is dissolved or that they may be forced to dispose of at an inopportune time to meet an investor redemption request. Although ZAIS Group generally expects that investments will be disposed of prior to dissolution or be suitable for in-kind distribution at dissolution of a ZAIS Managed Entity, such ZAIS Managed Entity may have to sell, distribute or otherwise dispose of investments at a disadvantageous time as a result of its dissolution. This would result in a lower than expected return on the investments and, perhaps, on the ZAIS Managed Entity itself.

Hedging strategies may adversely affect the returns on the ZAIS Managed Entities’ investments.

ZAIS Group may from time to time use forward contracts, options, swaps (including total return swaps), caps, collars, floors, foreign currency forward contracts, currency swap agreements, currency option contracts or other instruments to manage the ZAIS Managed Entities’ exposure to market risks. The success of any hedging or other derivative transactions generally depends on the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty, the costs of the hedging transaction and other factors. Because the ZAIS Managed Entities may enter into transactions to hedge their exposure to market risks, while the transaction may reduce the risks of losses with respect to adverse movements in such market factors, the transaction may also limit the opportunity for gain if the value of the hedged positions increases. There can be no assurance that any hedging transaction will successfully hedge the risks associated with hedged positions or that it will not result in poorer overall investment performance than if it had not been executed.

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash or other collateral at a time when a ZAIS Managed Entity has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs and legal fees, which may reduce the anticipated returns on an investment. Finally, the U.S. Commodity Futures Trading Commission (“CFTC”) has indicated that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the costs of entering into currency hedges.

ZAIS Group’s failure to appropriately address conflicts of interest could damage ZAIS Group’s reputation and adversely affect ZAIS Group’s businesses.

ZAIS Group continues to confront potential conflicts of interest relating to its investment activities on behalf of itself and the ZAIS Managed Entities. ZAIS Group serves as the investment adviser to a number of ZAIS Managed Entities, including ZFC REIT and may, in the future establish new ZAIS Managed Entities that will compete with one another and with ZAIS Group. Certain ZAIS Managed Entities have overlapping investment objectives and strategies, including different fee structures, and potential conflicts may arise with respect to ZAIS Group’s decisions regarding how to allocate investment opportunities and shared expenses among those ZAIS Managed Entities. For example, a decision to receive material non-public information about a company or loan borrower while pursuing an investment opportunity for a particular ZAIS Managed Entity gives rise to a potential conflict of interest if it results in ZAIS Group’s having to restrict the ability of other ZAIS Managed Entities to take any action with respect to such company.

There are also additional conflicts of interest that ZAIS Group encounters in managing the ZAIS Managed Entities. ZAIS Group may or may not cause a ZAIS Managed Entity to purchase different classes of securities that may have interests that conflict with the interests owned by another ZAIS Managed Entity. ZAIS Group or the ZAIS Managed Entities may hold similar positions or the same security, yet ZAIS Group may liquidate its position as circumstances warrant, potentially affecting the liquidity or value of the securities held by the ZAIS Managed Entities. ZAIS Managed Entities may take conflicting positions with that of other ZAIS Managed Entities. For example, a ZAIS Managed Entity may take a long position while another ZAIS Managed Entity may take a short position in the same security. Additional conflicts may arise in circumstances where the ZAIS Managed Entities purchase or sell assets to other ZAIS Managed Entities. Further, ZAIS Group or certain ZAIs Managed Entities may liquidate investments at different times than other ZAIS Managed Entities due to, among other things, differences in investment strategies or fund durations.

In addition to the various conflicts set forth above, conflicts of interest may exist in the valuation of ZAIS Managed Entities’ investments and related to decisions about the allocation of specific investment opportunities among the ZAIS Managed Entities and the allocation of fees and costs among the ZAIS Managed Entities. Though ZAIS Group believes it has appropriate means to resolve these conflicts, ZAIS Group’s judgment on any particular issue could be challenged. If ZAIS Group fails to appropriately address any such conflicts, it could negatively impact ZAIS Group’s reputation and its ability to raise funds ,may trigger redemptions by existing clients, may result in potential litigation against us or may result in a regulatory investigation related to our practices used to address such conflicts of interest.

Certain of the ZAIS Managed Entities invest in residential mortgage backed securities (“RMBS”) and residential mortgage loans that are subject to particular risks.

Certain of the ZAIS Managed Entities invest in RMBS and residential mortgage loans. These loans may be either retained or securitized with the securities of the securitization entity sold to third party investors. As of December 31, 2015, ZAIS Group served as investment manager to nine ZAIS Managed Entities investing a portion of their assets in RMBS or residential mortgage loans with an aggregate fair market value of approximately $1.302 billion. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively.

Holders of RMBS or securitized mortgage loans generally bear risks inherent in structured products. In particular, the rate of defaults and losses are affected by a number of factors, including general economic conditions, the unemployment rate, the level of interest rates, the availability of mortgage credit, local conditions in the geographic area where the related mortgaged property is located, the terms of the loan, the borrower’s equity in the mortgaged property and the financial circumstances of the borrower. Further, a region’s economic condition and housing market may be directly, or indirectly, adversely affected by natural disasters or civil disturbances such as earthquakes, hurricanes, fires, floods, eruptions or riots. The above factors may have a larger effect depending on the composition of the residential mortgage loans. For example, subprime, non-conforming mortgage loans, balloon mortgage loans, interest only mortgage loans, adjustable-rate mortgage loans, and negatively amortizing mortgage loans may be subject to greater risks than traditional fixed rate mortgage loans. The residential mortgage loans held by ZAIS Managed Entities may not be diversified in terms of geography, interest rates or terms.

Foreclosure.  Residential mortgage foreclosure rates increased significantly in connection with the crisis in the credit markets that began in 2007 – 2008. This trend negatively impacted the financial and capital markets generally and the mortgage-lending and mortgage-investment industry segments more specifically. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited. In the event that a ZAIS Managed Entity invests in residential mortgage loans that are subsequently foreclosed on, such ZAIS Managed Entity would likely lose some or all of its investment, which could have a material adverse effect on the its performance and profitability.

Underwriting.  Defaults may result from substandard underwriting and purchasing guidelines or the failure of the loan originator to comply with good or adequate origination guidelines. The applicable originator’s underwriting standards and any applicable purchasing guidelines may not identify or appropriately assess the risk that the interest and principal payments due on a mortgage loan will be repaid when due, or at all, or whether the market value of the related mortgaged property is sufficient to otherwise provide for recovery of such amounts. In addition, with respect to any exceptions made to the applicable originator’s underwriting standards in originating a mortgage loan, those exceptions may be subjective and may increase the risk that principal and interest amounts may not be received or recovered and compensating factors, if any, which may be the premise for making an exception to the underwriting standards may not, in fact, compensate for any additional risk. No assurance can be given that any of the mortgage loans that a ZAIS Managed Entity acquires from an originator comply with such originator’s underwriting guidelines or that any mortgage loans have compensating factors in the event that those mortgage loans do not comply with the related originator’s underwriting guidelines. Mortgage loans owned by the ZAIS Managed Entities either directly or through RMBS may have been originated with less stringent underwriting guidelines than mortgage loans being originated in the current environment.

Prepayment.  The rate of prepayments of newly originated residential mortgage loans is sensitive to prevailing interest rates. Generally, if prevailing interest rates decline, mortgage prepayments may increase if refinancing is available at lower interest rates. If prevailing interest rates rise, prepayments on the mortgage loans may decrease. However, an expansion of credit could result in an increase in refinancing activity even in a rising interest rate environment if credit standards are relaxed and underwriting guidelines expanded. Prepayments also may occur as a result of solicitations of the borrowers by mortgage loan lenders. In addition, the timing of prepayments of principal may also be affected by liquidations of or insurance payments on the mortgage loan, or repurchases by the related originator for breaches of representations and warranties or defective documentation. An increase in prepayments has a negative effect on the value of mortgage loans purchased at a premium due to the loss of future interest payments.

Legal/Regulatory.  Ownership of residential mortgage loans also includes the potential of certain legal risks of ownership, including assignee liabilities. The Truth in Lending Act provides that subsequent purchasers of residential mortgage loans originated in violation of certain requirements specified in the Truth in Lending Act may have liability for such violations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) also prohibits lenders from originating residential mortgage loans unless the lender determines that the borrower has a reasonable ability to repay the loan. This requirement has been codified in the “ability-to-repay” rules (collectively, the “ATR Rules”) under the Truth in Lending Act (“Regulation Z”). The ATR Rules, among other things, require that originators follow certain procedures and obtain certain documents in order to make a reasonable, good faith determination of a borrower’s ability to repay a residential mortgage loan. In addition, the U.S. Consumer Financial Protection Bureau has issued regulations, which became effective January 2014, specifying the standards for a “qualified mortgage” that would have the benefit of a safe harbor from liability under the ATR Rules if certain requirements are satisfied, or a rebuttable presumption of safety from such liability if only certain of these requirements are satisfied. Interest-only loans, hybrid mortgage loans and balloon loans, as well as loans with a debt-to-income ratio exceeding 43% in general do not constitute qualified mortgages. Possible liabilities that could be required to be paid by an assignee of a mortgage loan include actual damages suffered by the borrower, litigation costs (which could exceed the principal amount of a mortgage loan), statutory damages and special statutory damages. A borrower may also assert a violation of the ATR Rules as a defense in a foreclosure action. Various state and local legislatures may adopt similar or more onerous provisions in the future. ZAIS Group is unable to predict how these laws and regulations relating to assignee liability may affect the ability of any ZAIS Managed Entity to successfully complete exit strategies that use securitization. In addition, the qualified mortgage rule may adversely affect the market generally for mortgage-backed securities, if investors are not willing to invest in pools of mortgage loans that do not satisfy the qualified mortgage requirement.

Third Party Service Providers.  Mortgage loans are subject to risks of loss related to the third party service providers such as loan servicers, including from violations of consumer protection laws, servicing protocols and servicing errors, including errors in the recordation of mortgage loans, or other factors that may cause foreclosure delays. Loan modifications by servicers may impact the value of mortgage loans.

Certain of the ZAIS Managed Entities invest in commercial mortgage and related assets that are subject to particular risks.

Certain of the ZAIS Managed Entities invest in a variety of assets backed by commercial mortgages including collateralized mortgage backed securities (“CMBS”), commercial real estate mortgages and mezzanine loans and direct commercial property ownership. As of December 31, 2015, ZAIS Group served as an investment manager to six ZAIS Managed Entities investing a portion of their assets in CMBS, commercial real estate mortgages, mezzanine loans and direct commercial property ownership with an aggregate fair market value of approximately $62.7 million.

The values of the commercial mortgage loans and the assets backed by commercial mortgages are influenced by the rate of delinquencies and defaults experienced on the commercial mortgage loans and by the severity of loss incurred as result of such defaults. The factors influencing delinquencies, defaults and loss severity include: (i) economic and real estate market conditions by industry sectors (e.g., multifamily, retail, office, etc.); (ii) the terms and structure of the mortgage loans; and (iii) any specific limits to legal and financial recourse upon a default under the terms of the mortgage loan.

Exercise of foreclosure and other remedies may involve lengthy delays and additional legal and other related expenses on top of potentially declining property values. In certain circumstances, the creditors may also become liable upon taking title to an asset for environmental or structural damage existing at the property.

Commercial mortgage loans have a risk of loss through delinquency and foreclosure. The ability of a borrower to repay a loan secured by income-producing property typically is dependent primarily upon the successful operation and operating income of such property (i.e., the ability of tenants to make lease payments, the ability of a property to attract and retain tenants, and the ability of the owner to maintain the property, minimize operating expenses and comply with applicable zoning and other laws) rather than upon the existence of independent income or assets of the borrower. Many commercial mortgage loans provide recourse only to specific assets, such as the property, and not against the borrower's other assets or personal guarantees.

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

A decline in the real estate market or in the financial condition of a major tenant tends to have a more immediate effect on the net operating income of mortgaged properties with short-term revenue sources, such as short-term or month-to-month leases or leases with termination options, and may lead to higher rates of delinquency or defaults under the related mortgage loans.

In addition, underwritten or adjusted cash flows, by their nature, are speculative and are based upon certain assumptions and projections, including with respect to matters such as tenancy and rental income. Any variance of these assumptions or projections, in whole or in part, could cause the underwritten or adjusted cash flows to vary substantially from the actual cash flows of a mortgaged property.

Certain of the ZAIS Managed Entities invest in structured finance securities that are subject to particular risks.

Certain of the ZAIS Managed Entities invest in structured finance securities, including CLOs, credit default swaps, interest only and inverse interest only securities, synthetic risk transfer securities, securities backed by manufactured housing loans and other asset backed securities that are subject to particular risks, including:

•	Insolvency considerations with respect to issuers of securitized products;

•	Control rights and the intentions of the parties holding such control rights;

•	Uninvested cash balances may limit returns, thereby possibly limiting amounts available for distribution to the security holders;

•	The performance of structured finance securities are heavily dependent on the decisions of the manager of the securities;

•	Action by a rating agency may affect the performance of a structured finance security;

•	Optional or mandatory redemptions by holders of senior or mezzanine tranches of securities may affect the performance and life of the securities;

•	Limited information is available with respect to the collateral of these structured finance securities;

•	Certain structured finance securities may contain covenant lite loans which carry additional risks;

•	The restructuring of the government sponsored entities could impact the performance of securities guaranteed by such agencies; and

•	Structured finance securities often contain conflicts of interests between their manager and the owners of certain classes of the issuer’s securities.

Certain of the ZAIS Managed Entities invest in leveraged loans that are subject to particular risks.

Certain of the ZAIS Managed Entities invest in leveraged loans, either directly, or through securities backed by leveraged loans, including CLOs. Additionally, ZAIS Group invests in ZAIS Managed Entities that invest in the equity tranches of CLO transactions for which ZAIS Group serves as the collateral manager, which provides exposure to leveraged loans. Further, the recently adopted European and United States risk retention requirements, which are already in effect in the EU and will take effect in the United States in December 2016, require (or will require) ZAIS Group to invest in a percentage of the debt or equity in the CLOs (and therefore leveraged loans) it manages. Leveraged loans may be risky and investors in these types of investments could lose some or all of their principal.

Leveraged loans may experience volatility in the price that is paid on such leveraged loans. Such prices vary based on a variety of factors, including, but not limited to, the level of supply and demand in the leveraged loan market, general economic conditions, levels of relative liquidity for leveraged loans, the actual and perceived level of credit risk in the leveraged loan market, regulatory changes, changes in credit ratings and the methodology used by credit rating agencies in assigning credit ratings, and such other factors that may affect pricing in the leveraged loan market. Since leveraged loans may generally be prepaid at any time without penalty, the obligors of such leveraged loans would be expected to prepay or refinance such leveraged loans if alternative financing were available at a lower cost. For example, if the credit ratings of an obligor were upgraded, the obligor were recapitalized or if credit spreads were declining for leveraged loans, such obligor would likely seek to refinance at a lower credit spread. The rates at which leveraged loans may prepay or refinance and the level of credit spreads for leveraged loans in the future are subject to numerous factors and are difficult to predict. Declining credit spreads in the leveraged loan market and increasing rates of prepayments and refinancings are likely to result in a reduction of portfolio yield and interest collections on leveraged loans owned by the ZAIS Managed Entities.

Leveraged loans have historically experienced greater default rates than investment grade securities and loans. A non-investment grade loan or debt obligation or an interest in a non-investment grade loan is generally considered speculative in nature and may default for a variety of reasons, including:

•	Some of the borrowers have relatively short or no operating histories. These companies are and will be subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of a ZAIS Managed Entity’s investment in them may decline substantially.

•	The borrower companies may be unable to meet their obligations under the securities held by the ZAIS Managed Entities, which may be accompanied by a deterioration in the value of the securities holding these leverage loans or of any collateral with respect to any securities and a reduction in the likelihood of the ZAIS Managed Entities realizing on any guarantees they may have obtained in connection with their investment.

•	Because many of the obligors on leveraged loans are privately held companies, public information is generally not available about these companies. The ZAIS Managed Entities depend partially on obtaining adequate information to evaluate these companies in making investment decisions from biased parties including the lead underwriter(s) and the borrowers, themselves.

•	Many of these borrowers have substantial financial leverage which may make it difficult for them to access the capital markets to meet future capital needs. The high leverage also makes operating results less predictable and may affect their competitiveness, which could affect their ability to repay their loans.

•	Most of the ZAIS Managed Entities’ leveraged borrowers borrow money at floating spreads tied to LIBOR. When LIBOR rises, their total interest costs increase and their interest coverage ratios drop which can cause liquidity issues which may lead to a payment default.

•	A portfolio company's failure to satisfy financial or operating covenants imposed by the ZAIS Managed Entities or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize a portfolio company's ability to meet its obligations under the debt securities that the ZAIS Managed Entities hold. The ZAIS Managed Entities may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.

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

Loans and interests in loans have significant liquidity and market value risks since they are not generally traded in organized exchange markets but are traded by banks and other institutional investors engaged in loan syndications. Because loans are privately syndicated and loan agreements are privately negotiated and customized, loans are not purchased or sold as easily as publicly traded securities. A portion of these investments may be subject to legal and other restrictions on resale, transfer, pledge or other disposition or may otherwise be less liquid than publicly traded securities. In addition, historically the trading volume in the loan market has been small relative to the high-yield debt securities market. Depending upon market conditions, there may be a very limited market for leveraged loans. Non-investment grade loans are often issued in connection with leveraged acquisitions in which the issuers incur a substantially higher amount of indebtedness than the level at which they had previously operated. The lower rating of non-investment grade loans reflects a greater possibility that adverse changes in the financial condition of the obligor or general economic conditions (including, for example, a substantial period of rising interest rates or declining earnings or disruptions in the financial markets) or both may impair the ability of the obligor to make payments of principal and interest.

Certain of the ZAIS Managed Entities invest in credit default swaps and other synthetic securities that are subject to particular risks.

ZAIS Managed Entities may also enter into derivative transactions that have the effect of creating a “synthetic security” – that is, the artificial creation of an asset using combinations of other assets, at least some of which derive their value from one or more reference obligations – or invest in an entity whose assets consist of one or more “pre-packaged” synthetic securities. The use of synthetic securities presents risks in addition to those resulting from direct purchases of the reference obligations. Synthetic securities can frequently be created at a much lower net cost than would be incurred by purchasing (or selling short) the reference asset (or assets) but produce returns or losses that mirror the returns or losses of the reference asset (or assets), which has a leveraging effect that can produce high gains, but also high losses, in relation to the amount invested. While one or more components of a synthetic security may be exchange traded or cleared (such as futures contracts, or options on futures contracts, traded on a commodities exchange or cleared swaps), in many cases a synthetic security is created using over-the-counter transactions. When a synthetic security is created using over-the-counter transactions, the person creating the synthetic security (the “owner”) usually has one or more contractual relationships (typically in the form of swaps) only with counterparties with respect to the components of the synthetic security, and not with the obligor on the reference obligation. The owner generally has no right directly to enforce compliance by the reference obligor with the terms of the reference obligation or any rights of set-off against the reference obligor, nor does the owner generally have any voting or other consensual rights of ownership with respect to the reference obligation. ZAIS Managed Entities that establish synthetic security positions, or invest in entities that have established synthetic security positions, do not directly benefit from any collateral supporting the reference obligation and do not have the benefit of the remedies that would normally be available to a holder of a reference obligation. In addition, in the event of the insolvency of a counterparty to one or more of the components of the synthetic security, the owner of the synthetic security may be treated as a general creditor of the counterparty, and generally has no claim of title with respect to the reference obligation. Consequently, ZAIS Managed Entities that utilize synthetic securities would be subject to the credit risk of the counterparty as well as that of the reference obligor. As a result, concentrations of synthetic security positions with any one counterparty may subject ZAIS Managed Entities to additional risk with respect to defaults by such a counterparty as well as by the reference obligor.

Through their use of synthetic securities, ZAIS Managed Entities are exposed to the risks related to the reference obligations of such synthetic securities. The market value of a reference obligation generally fluctuates with, among other things, changes in prevailing interest rates, general economic conditions, the condition of certain financial markets, international political events, developments or trends in any particular industry, the financial condition of the reference obligor (and the obligors of the securitized assets underlying a reference obligation that is collateral security) and the terms of the reference obligation. Adverse changes in the financial condition of reference obligors (and, if the reference obligor is an ABS issuer, of the obligors of the securitized assets underlying an ABS), general economic conditions or both may result in a decline in the market value of a reference obligation. In addition, future periods of uncertainty in the United States economy and the economies of other countries in which reference obligors (and the obligors of the securitized assets underlying an asset backed security) are domiciled and the possibility of increased volatility and default rates may also adversely affect the price and liquidity of reference obligations.

Many reference obligations have no, or only a limited, trading market. Trading in fixed income securities in general, including ABS and related derivatives, often takes place primarily in over-the-counter markets consisting of groups of dealer firms that are typically major securities firms. Because the market for certain ABS and related derivatives is a dealer market, rather than an auction market, no single obtainable price for a given instrument prevails at any given time. Not all dealers maintain markets in these securities at all times. The illiquidity of reference obligations can restrict the ability of ZAIS Group or the ZAIS Managed Entities to take advantage of market opportunities. Illiquid reference obligations may trade at a discount from comparable, more liquid investments. In addition, reference obligations may include privately placed securities that may or may not be freely transferable under the laws of the applicable jurisdiction or due to contractual restrictions on resale, and even if such privately placed securities are transferable, the value of such reference obligations could be less than what may be considered the fair value of such securities.

ZAIS Group depends on its senior management team, senior investment professionals and other key personnel, and its ability to retain them and attract additional qualified personnel is critical to its success and growth prospects.

•	ZAIS Group depends on the diligence, skill, judgment, business contacts and personal reputations of its senior management team, including Christian Zugel, its Chief Investment Officer, Michael Szymanski, its President and Chief Executive Officer, Donna Blank, its Chief Financial Officer, various senior investment professionals and other key personnel. ZAIS Group’s future success depends upon its ability to retain its senior professionals and other key personnel and its ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing investments on behalf of the ZAIS Managed Entities, have significant relationships with the institutions that are the sources of many of the investment opportunities for the ZAIS Managed Entities and, in certain cases, have strong relationships with the investors in the ZAIS Managed Entities. Therefore, if any of ZAIS Group’s senior investment professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors.

•	The departure for any reason of any of ZAIS Group’s senior professionals could have a material adverse effect on its ability to achieve its investment objectives, cause certain of its investors to withdraw capital they invest or elect not to commit additional capital to the ZAIS Managed Entities or otherwise have a material adverse effect on ZAIS Group’s business and its prospects. The departure of some or all of those individuals, including ZAIS Group’s Chief Investment Officer, Christian Zugel, could also trigger certain “key man” provisions in the documentation governing certain ZAIS Managed Entities, which would permit the investors in those entities to withdraw their capital.

•	The market for qualified investment professionals is extremely competitive and ZAIS Group may not succeed in recruiting personnel or it may fail to effectively replace current personnel who depart with qualified or effective successors. ZAIS Group’s efforts to retain and attract its professionals may also result in significant additional expenses, which could adversely affect ZAIS Group’s profitability. In light of ZAIS Group’s results for 2015, ZAIS Group’s management eliminated the payment of incentive compensation to its investment professionals for 2015 which could adversely affect our ability to attract and retain investment professionals.

•	Many of the members of ZAIS Group’s senior management team and ZAIS Group’s senior investment professionals have entered into non-competition agreements with ZAIS Group. There is no guarantee that these individuals will not resign, join ZAIS Group’s competitors or form a competing company, or that the non-competition provisions in these agreements would be upheld by a court. If any of these events were to occur, ZAIS Group’s business would be materially adversely affected.

•	The recent decision to decrease the workforce of ZAIS Group by 22 employees could have a material adverse effect on ZAIS Group’s ability to retain or recruit personnel, including senior managers, investment professionals, key personnel and other employees, which could reduce its profitability and growth.

Risk Factors Related to Future Growth

If ZAIS Group is unable to execute development opportunities, it may not be able to implement its growth strategy successfully.

ZAIS Group’s growth strategy includes both the expansion of certain of ZAIS Group’s existing businesses, as well as the development and implementation of new business opportunities as well as the capital to fund them, for example, to comply with new risk retention rules for CLO issuers. The success of these growth initiatives depends on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) ZAIS Group’s ability to value potential development accurately and negotiate acceptable terms for those opportunities, (d) ZAIS Group’s ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (e) ZAIS Group’s ability to identify and enter into mutually beneficial relationships with service providers and counterparties and (f) ZAIS Group’s ability to properly manage conflicts of interest. If ZAIS Group is not successful in implementing its growth strategy, its business, results of operations and the market price for our Class A common stock may be adversely affected.

We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines, including our residential whole loan activities, which are currently incurring losses or not otherwise meeting our expectations for contributing to our earnings. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy, and we will be exiting those activities in an orderly fashion. In connection with this decision and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group. This includes six employees that will be departing over the next two months.  This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We expect total severance charges in the amount of $628,000 during the six months ended June 30, 2016. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively.

ZAIS Group may enter into new businesses, make future strategic investments or acquisitions, enter into joint ventures and invest its own capital, each of which may result in additional risks and uncertainties in ZAIS Group’s business.

ZAIS Group seeks to grow its business by increasing AUM in existing businesses, creating new investment products and, potentially, adding new product lines. The capital raised from the Business Combination is expected to facilitate ZAIS Group’s AUM growth. ZAIS Group may pursue growth through strategic investments, including opportunities that may arise for ZAIS Group to acquire other alternative or traditional asset managers. To the extent ZAIS Group makes strategic investments or acquisitions, enters into joint ventures, enters into a new line of business or invests its own capital, ZAIS Group will face numerous risks and uncertainties, including risks associated with (i) committing resources, (ii) the possibility that ZAIS Group has insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, (iii) combining or integrating operational and management systems and controls and (iv) risk of loss associated with investing its capital. To the extent that ZAIS Group invests its own capital, it will be subject to many of the risks described herein relating to the ZAIS Managed Entities. ZAIS Group’s investments may not be diversified, thereby increasing the risk of loss associated with certain of the investments ZAIS Group makes. Entry into certain lines of business may subject ZAIS Group to new laws and regulations with which it is not familiar, or from which ZAIS Group is currently exempt, and may lead to increased litigation and regulatory risk. If a new business generates insufficient revenues or if ZAIS Group is unable to efficiently manage its expanded operations, our results of operations will be adversely affected. In the case of joint ventures, we will be subject to additional risks and uncertainties in that ZAIS Group may be dependent upon, and subject to liability, losses or reputational damage relating to, systems, controls and personnel that are not under our control.

ZAIS Group may use third-party distribution sources to market certain ZAIS Managed Entities and strategies, including ZAIS Group’s CLO management business.

ZAIS Group’s ability to grow its AUM is partially dependent on third-party intermediaries, including investment banks, solicitation agents and broker-dealers. No assurance can be made that these intermediaries will be accessible to ZAIS Group on commercially reasonable terms, or at all. In addition, pension fund consultants and other investment management consultants may review and evaluate ZAIS Group and its institutional products from time to time. Poor reviews or evaluations of either a particular product, or of ZAIS Group, may result in institutional client withdrawals or may impair ZAIS Group’s ability to attract new assets through these consultants.

ZAIS Group’s business depends in large part on its ability to raise capital from investors in the ZAIS Managed Entities. If ZAIS Group is unable to raise such capital, it would be unable to collect management fees or deploy such capital into investments, which would materially and adversely affect ZAIS Group’s business and our results of operations and financial condition.

ZAIS Group’s ability to raise capital from investors depends on a number of factors, including many that are outside of its control. Investors may downsize their investment allocations to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. In the event of poor performance of the ZAIS Managed Entities, it could be more difficult for ZAIS Group to raise new capital. ZAIS Group’s investors and potential investors continually assess the performance of the ZAIS Managed Entities independently, relative to market benchmarks and relative to ZAIS Group’s competitors. ZAIS Group’s ability to raise capital for existing and future ZAIS Managed Entities, including new CLO securitizations, depends on the performance of the ZAIS Managed Entities. If economic and market conditions deteriorate, ZAIS Group may be unable to raise sufficient amounts of capital to support the investment activities of future ZAIS Managed Entities. If ZAIS Group is unable to successfully raise capital, ZAIS Group’s business and our results of operations and financial condition would be adversely affected.

ZAIS Group’s existing businesses combined with any new business initiatives may place significant demands on ZAIS Group’s administrative, operational and financial resources.

ZAIS Group’s current business places significant demands on its legal, compliance, accounting and operational infrastructure. Any new business initiatives that ZAIS Group effectuates would likely increase the demands placed on ZAIS Group and will result in increased expenses. In addition, ZAIS Group is required to continuously develop its systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Any future ZAIS Group initiatives will depend in part on, ZAIS Group’s ability to maintain an operating platform and management system sufficient to support such new initiatives and will require ZAIS Group to incur significant additional expenses and to commit additional senior management and operational resources. As a result, ZAIS Group faces significant challenges, including:

•	maintaining adequate financial, regulatory (legal, tax and compliance) and business controls;

•	implementing new or updated information and financial systems and procedures;

•	training, managing and appropriately sizing ZAIS Group’s work force and other components of ZAIS Group’s businesses on a timely and cost-effective basis;

•	mitigating the diversion of management’s attention from ZAIS Group’s core businesses;

•	reducing the disruption of ZAIS Group’s ongoing business;

•	entering into markets or lines of business in which ZAIS Group may have limited or no experience;

•	maintaining the required investment of capital and other resources; and

•	complying with additional regulatory requirements.

Entry into certain lines of business may subject ZAIS Group to new laws and regulations with which it is not familiar, or from which it is currently exempt, and may lead to increased litigation and regulatory enforcement risk. If a new business does not generate sufficient revenues or if ZAIS Group is unable to efficiently manage ZAIS Group’s expanded operations, ZAIS Group’s results of operations will be adversely affected. ZAIS Group’s strategic initiatives may include joint ventures, in which case it will be subject to additional risks and uncertainties in that it may be dependent upon, and subject to liability, losses or reputational damage relating to systems, controls and personnel that are not under ZAIS Group’s control. We cannot identify all the risks we may face and the potential adverse consequences on ZAIS Group and any investment that may result from any attempted expansion.

Certain of ZAIS Group’s initiatives may be effectuated through seed investments in ZAIS Managed Entities and finding additional investors in such ZAIS Managed Entities may be difficult.

Certain of ZAIS Group’s initiatives may be effectuated through seed investments in ZAIS Managed Entities. ZAIS Group has already made two such investments, an investment in a ZAIS Managed Entity focused on investing in equity tranches of CLOs for which ZAIS Group serves as the investment manager and an equity investment in the first-loss equity tranche of a ZAIS Managed Entity focused on investing in high-yield bonds. As a seed investor, ZAIS Group may bear a disproportionate share of startup expenses related to the formation of a ZAIS Managed Entity. It may be difficult for ZAIS Group to attract additional investors to these newly formed ZAIS Managed Entities and it may never be successful in finding additional investors to invest in such ZAIS Managed Entities. In such cases, the amount of investable capital would be constrained to the amount of capital invested in the ZAIS Managed Entity by ZAIS Group and the ZAIS Managed Entity may not be able to achieve the diversification or level of investments optimal to achieve the desired investment portfolio. Additionally, ZAIS Group may invest funds in a strategy in which it has little or no track record as an investment manager.

The market for securitization products may not grow or expand, which could result in limitations on ZAIS Group’s ability to effectuate certain of ZAIS Group’s strategies.

The market for securitization products may not grow or expand, which could limit ZAIS Group’s ability to effectuate certain of its strategies, including its CLO related strategies. Certain of ZAIS Group’s initiatives rely on ZAIS Group’s ability to establish and market interests in ZAIS Managed Entities that purchase and securitize assets. If the market for securitization does not increase, ZAIS Group’s ability to effectuate certain of its initiatives related to securitization may not be achievable.

ZAIS Group may in the future engage in certain market making activities that would require ZAIS Group or one of its subsidiaries to become a registered swap dealer or security-based swap dealer, which would result in significantly increased compliance and operational burdens.

ZAIS Group may decide to engage in certain market making activities that would require ZAIS Group or one of its subsidiaries to become a registered swap dealer or security-based swap dealer, which would result in a significantly increased compliance and operational burden. The Commodity Exchange Act (“CEA”), the Exchange Act and related regulations impose, or will impose, significant compliance requirements on swap dealers and security-based swap dealers in a number of areas, including capital and margin, reporting and recordkeeping, daily trading records, business conduct standards, documentation standards, monitoring of trading, risk management procedures, disclosure of information, ability to obtain information, conflicts of interest and segregation of collateral. Firms that wish to register as a swap dealer or a security-based swap dealer must have adequate documentation to support their compliance with these requirements, which could result in significant additional compliance and operational burdens on ZAIS Group. Any failure to comply with these rules, if applicable, could subject ZAIS Group to regulatory action or result in reputational harm and could affect the value of Class A common stock.

An increase in interest rates may have an impact on ZAIS Group’s ability to pursue certain of ZAIS Group’s growth initiatives.

Rising interest rates generally reduce the demand for mortgage loans due to the higher cost of borrowing and increase the expected duration and weighted average of life of existing RMBS, CMBS and the underlying mortgage loans. A reduction in the volume of mortgage loans originated may affect the volume of assets available to purchase as part of certain ZAIS Group’s strategies related to residential and commercial mortgage related assets. Rising interest rates may also cause assets that were issued prior to an interest rate increase to provide yields that are below prevailing market interest rates. If rising interest rates cause ZAIS Group to be unable to acquire a sufficient volume of these mortgage related assets with a yield that is above ZAIS Group’s borrowing costs, ZAIS Group’s ability to satisfy certain of its initiatives and to generate income may be materially and adversely affected. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), ZAIS Group’s borrowing costs may increase more rapidly than the interest income earned on ZAIS Group’s assets. Because ZAIS Group expects its investments, on average, generally will bear interest based on longer-term rates rather than its borrowings, a flattening of the yield curve would tend to decrease ZAIS Group’s net income and the market value of its net assets. To the extent that ZAIS Group has purchased assets with long durations using short term borrowings, it may need to liquidate such assets at unfavorable prices if long-term funding or other sources of funds are unavailable. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease ZAIS Group’s net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event ZAIS Group’s borrowing costs may exceed ZAIS Group’s interest income and it could incur operating losses.

The current interest rate environment negatively impacts ZAIS Group’s business and may continue to do so.

The United States financial markets have been experiencing a period of historically low interest rates which make it more difficult for the ZAIS Managed Entities to earn returns that investors may find attractive.  Lower returns make it more difficult for ZAIS Group to attract new investors or increase investments from existing investors in the ZAIS Managed Entities, resulting in reduced assets under management on which ZAIS Group earns management fees and a reduced potential to earn incentive fees.  Additionally, lower returns are less attractive to investors, resulting in the increased potential for investor redemptions.

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

Risks Related to ZAIS Group’s Regulatory Environment

Extensive regulation affects ZAIS Group’s activities, increases the cost of doing business and creates the potential for significant liabilities and penalties that could adversely affect ZAIS Group’s business and results of operations.

ZAIS Group’s business is subject to extensive regulation, including periodic examination, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates. The SEC oversees ZAIS Group’s activities as a registered investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”). The National Futures Association (the “NFA”) and the CFTC oversee ZAIS Group’s activities as a commodity pool operator and a commodity trading adviser. In addition, ZAIS Group regularly relies on exemptions from various requirements of the Securities Act, the Exchange Act, the 1940 Act, the CEA and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom ZAIS Group does not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to ZAIS Group, ZAIS Group could become subject to regulatory enforcement action or third-party claims, which could have a material adverse effect on ZAIS Group’s business.

Recently, the SEC has indicated that investment advisers who pay personnel transaction-based compensation for soliciting investments in the funds they advise, or who employ personnel solely responsible for marketing interests in the funds they advise, may be required to register as a broker-dealer or to arrange for those personnel to be registered representatives of a separate broker-dealer. ZAIS Group does not believe it or its personnel are required to so register. Additionally, the Financial Industry Regulatory Authority (“FINRA”) has proposed creating a new “Capital Acquisition Broker” category of firms as to which FINRA proposes to have authority. If the SEC approves this proposal, ZAIS Group would be subject to potentially substantial additional compliance obligations, which would further tax its compliance resources. Nevertheless, no assurance can be made that new regulations, or new interpretations of existing regulations, will not result in ZAIS Group being required to register as a broker-dealer or its personnel to become registered representatives. In such an event, ZAIS Group would incur potentially substantial additional compliance costs, including the need to hire additional personnel.

Since 2010, states and other regulatory authorities have begun to require certain investment managers to register as lobbyists in connection with the solicitation of investments by public entities. ZAIS Group has registered as such in certain jurisdictions where required. Other states or municipalities may consider similar legislation or adopt regulations or procedures with similar effect. These registration requirements impose significant compliance obligations on registered lobbyists and their employers, which may include annual registration fees, periodic disclosure reports and internal recordkeeping, and may also prohibit the payment of contingent fees.

Each of the regulatory bodies with jurisdiction over ZAIS Group has regulatory powers dealing with many aspects of financial services, including the authority to grant, and in specific circumstances to cancel, permissions to carry on or be compensated for particular activities. A failure to comply with the obligations imposed by the federal securities laws, including the SEC’s rules under the Advisers Act and the CFTC’s and NFA’s rules under the CEA relating to recordkeeping, privacy, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage. ZAIS Group is involved regularly in trading activities that implicate both U.S. securities and commodities law regimes, including laws governing trading on inside information, market manipulation and technical trading requirements that relate to fundamental market regulation policies. Violation of these laws could result in severe restrictions on ZAIS Group’s activities and damage to ZAIS Group’s reputation.

Furthermore, the ZAIS Managed Entities generally rely on exemptions from investment company status under the Investment Company Act of 1940 (the “Investment Company Act”), and ZAIS Group is responsible for seeing to it that the ZAIS Managed Entities comply with the conditions that apply to those exemptions, both at inception and on an ongoing basis. If the conditions that govern such an exemption were violated and no other exemption was available to a ZAIS Managed Entity, it generally could not carry on its business unless it registered as an investment company under the Investment Company Act, which would subject that ZAIS Managed Entity to complex governance and operational requirements, restrictions and prohibitions that could make it undesirable or infeasible for that ZAIS Managed Entity to continue in business. In addition, such a failure by a ZAIS Managed Entity to qualify for an investment company status exemption could be attributed to ZAIS Group.

ZAIS Group’s failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of ZAIS Group’s and its relevant subsidiaries as investment advisers, commodity trading advisors or commodity pool operators. The regulations to which ZAIS Group’s businesses are subject are designed primarily to protect investors in the ZAIS Managed Entities and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction imposed against ZAIS Group, one of ZAIS Group’s subsidiaries or its personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm ZAIS Group’s reputation, which in turn could have a material adverse effect on ZAIS Group’s businesses in a number of ways, including making it harder for ZAIS Group to obtain investments in the ZAIS Managed Entities and discouraging prospective clients and investors from doing business with ZAIS Group. See “—ZAIS Group is highly dependent on its information and communication systems; systems failures and other operational disruptions, including cyber-attacks, could significantly affect ZAIS Group’s business, which may, in turn, negatively affect ZAIS Group’s operating results.”

Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect ZAIS Group’s businesses.

In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and hedge funds or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to state or local candidates or government officials (including state or local government officials who run for federal office) able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for a period of up to two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions (except in de minimis amounts) to certain elected candidates and officials in a position to influence the hiring of an investment adviser by such government entity. An adviser is required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.

As public pension plans are investors in some of the ZAIS Managed Entities, these rules could result in significant economic sanctions on ZAIS Group’s businesses if ZAIS Group or any of the other persons covered by the rules make any such contribution or payment, whether or not material or with an intent to secure an investment from a public pension plan, or may, for instance, provide a basis for the redemption of affected public pension fund investors. In addition, investigations relating to the foregoing activities may require the attention of senior management and may result in fines if ZAIS Group is deemed to have violated any regulations, thereby imposing additional expenses on us. Any failure on ZAIS Group’s part to comply with these rules could cause ZAIS Group to lose compensation for its advisory services and/or expose it to significant penalties and reputational damage.

New or changed laws or regulations governing ZAIS Group or the ZAIS Managed Entities’ operations and changes in the interpretation thereof could adversely affect ZAIS Group’s business.

The laws and regulations governing the operations of the ZAIS Managed Entities, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations and changes in their interpretation, or newly enacted laws or regulations and any failure by the ZAIS Managed Entities to comply with these laws or regulations, could require changes to certain of ZAIS Group’s business practices, negatively impact ZAIS Group’s operations, AUM or financial condition, impose additional costs on ZAIS Group or otherwise adversely affect ZAIS Group’s business. The following includes certain significant regulatory risks facing ZAIS Group’s business:

•	Changes in capital requirements may increase the cost of ZAIS Group’s financing. If regulatory capital requirements — whether under the Dodd-Frank Act, Basel III, or other regulatory action — were to be imposed on the ZAIS Managed Entities, they may be required to limit, or increase the cost of, financing they provide to others. Among other things, this could potentially require the ZAIS Managed Entities to sell assets at an inopportune time or price, which could negatively impact ZAIS Group’s operations, AUM or financial condition.

•	The imposition of additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which ZAIS Group conducts its businesses and adversely affect ZAIS Group’s profitability. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, their extent and impact are not yet fully known and may not be known for some time. Several aspects of the Dodd-Frank Act remain outstanding and will be implemented by various regulatory bodies over the next several years. The imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which ZAIS Group conducts its businesses and adversely affect the performance of the ZAIS Managed Entities or ZAIS Group’s profitability.

•	The implementation of the “Volcker Rule” could have adverse implications on ZAIS Group’s ability to raise funds from certain entities. In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” Subject to certain exceptions for offshore activities by non-U.S. banks and bank holding companies, the Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which generally include private equity funds or hedge funds and certain other collective investment vehicles and certain other proprietary activities. In addition, the Volcker Rule and its implementing regulations generally prohibit “proprietary trading” in many securities by banking organizations, subject to a market-making and certain other exceptions. Although the Volcker Rule regulations are lengthy and detailed and clarified many issues concerning the Volcker Rule’s scope and related exemptions, the interpretation and implementation of a variety of aspects of those regulations are still uncertain and may not be known for some time. The Volcker Rule clearly and substantially curtails investments by banking organizations in many kinds of private funds, and many commentators have suggested that notwithstanding the Volcker Rule’s market-making exception, an inability by major banking organizations (including major investment banks that are not commercial banks but are subsidiaries of bank holding companies) to engage in proprietary trading will adversely affect the depth and liquidity of the debt security markets. These developments could result in adverse impacts and uncertainties in the financial markets as well as ZAIS Group’s business. Although, in view of the nature of its investors and clients, ZAIS Group does not currently anticipate that the Volcker Rule will adversely affect the ZAIS Managed Entities or ZAIS Group’s fundraising to any significant extent, there could be adverse effects on ZAIS Group’s ability in the future to raise funds from the types of entities mentioned above as a result of this prohibition, and the proprietary trading restrictions may adversely affect trading in markets in which ZAIS Managed Entities invest.

•	Increased regulation on banks’ leveraged lending activities could negatively affect the terms and availability of credit to the ZAIS Managed Entities. In March 2013, the Office of the Comptroller of the Currency, the Department of the Treasury, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published revised guidance regarding expectations for banks’ leveraged lending activities. This guidance, in addition to the final risk retention rules issued jointly by the Board of Governors of the Federal Reserve System, the Department of Housing and Urban Development, the Federal Deposit Insurance Corporation, the Federal Housing Finance Agency, the Office of the Comptroller of the Currency, and the SEC in October 2014, could further restrict credit availability, as well as potentially restrict certain of ZAIS Group’s investing activities that rely on banks’ lending activities. This could negatively affect the terms and availability of credit to the ZAIS Managed Entities. See “— ZAIS Group’s use of leverage to finance ZAIS Group’s businesses exposes ZAIS Group to substantial risks, which are exacerbated by the ZAIS Managed Entities’ use of leverage to finance investments” and “— Dependence on leverage by certain of the ZAIS Managed Entities subjects them to potential volatility and contractions in the debt financing markets and could adversely affect ZAIS Group’s ability to achieve attractive rates of return on those investments.”

•	New restrictions on compensation could limit ZAIS Group’s ability to recruit and retain investment professionals. The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. Such restrictions could limit ZAIS Group’s ability to recruit and retain investment professionals and senior management executives.

Recent changes in partnership tax audit rules effective commencing in 2018 will impose new obligations and potential liabilities on ZGP, ZAIS Group and the ZAIS Managed Entities and may make compliance more difficult and expensive.

On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015 (the “Act”) into law, instituting for tax years commencing after 2017 significant changes to the rules governing federal tax audits of entities such as ZGP and the ZAIS Managed Entities that are treated as partnerships for U.S. federal income tax purposes. The new rules impose an entity-level liability for taxes on partnerships (and concomitantly, in the case of a general or limited partnership (such as certain of the ZAIS Managed Entities), the general partner) in respect of Internal Revenue Service (“IRS”) audit adjustments, absent election of an alternative regime described below under which the tax liability is imposed at the partner level. The new rules constitute a significant change from existing law and will require clarification through guidance from the U.S. Treasury Department (the “Treasury”).

Certain small partnerships are eligible to elect out of the provisions altogether for a given taxable year, with the result that any adjustments to such a partnership’s items can be made only at the partner level. This election may be made only by partnerships with 100 or fewer partners, each of which is an individual, a C corporation, an S corporation or an estate of a deceased partner. Accordingly, for example, any partnership having another partnership as a partner is not eligible to elect out of the new audit regime.

Under the new rules, in general, any audit adjustment to items of partnership income, gain, loss, deduction or credit, and any partner’s distributive share thereof, are determined at the partnership level.  Subject to election of the alternative regime discussed below, the associated "imputed underpayment” — the tax deficiency arising from a partnership-level adjustment with respect to a partnership tax year (a "reviewed year") — is calculated using the maximum statutory income tax rate and is assessed against and collected from the partnership in the year that such audit or any judicial review is completed (the "adjustment year"). In addition, the partnership is directly liable for any related penalties and interest, calculated as if the partnership had been originally liable for the tax in the audited year.

Under an alternative regime, if the partnership makes a timely election with respect to an imputed underpayment and furnishes to each partner of the partnership for the reviewed year, and to the Treasury, a statement of the partner’s share of any adjustment to income, gain, loss, deduction or credit, the rules requiring partnership level assessment will not apply with respect to the underpayment and each affected partner will be required to take the adjustment into account on the partner’s individual tax return, and pay an increased tax, for the taxable year in which the partner receives the adjusted information return. Under this alternative, the reviewed year partners (rather than the partnership) are liable for any related penalties and interest, with deficiency interest calculated at an increased rate and running from the reviewed year.

The Act also institutes significant changes to procedural aspects of partnership audits. Among other things, the “tax matters partner” role under prior law is replaced with an expanded “partnership representative” role. The partnership representative, which will not be required to be a partner, will have sole authority to act on behalf of the partnership in an audit proceeding, and will bind both the partnership and the partners by its actions in the audit.

As noted, the Act’s new partnership audit regime applies to tax returns filed for partnership taxable years beginning after December 31, 2017. The delayed effective date affords time to consider the potential effects of the new rules on affected ZAIS entities, their partnership arrangements and operative agreements and to evaluate options for addressing them. While the Act provides that a partnership may elect for the amendments to the partnership audit rules made by the Act to apply to any return of the partnership filed for partnership taxable years beginning after the date of enactment of the Act and before 2018, it is not currently contemplated that any ZAIS entity will make such an election.

New rules may make mortgage securitization more difficult to achieve.

In September 2014, the SEC adopted rules substantially revising Regulation AB requirements regarding the offering process, disclosure and reporting for publicly-issued asset-backed securities (the “Enhanced Disclosure Rules”). Among other things, publicly-issued asset-backed securities transactions effected after the effective date of the Enhanced Disclosure Rules require enhanced loan-level disclosure containing information that was not previously required, as well as substantial additional loan-level information, and requirements for a review of underlying assets by an independent asset representations reviewer if certain trigger events occur. In addition, the SEC has not yet acted on certain rules initially proposed in April 2010 and re-proposed in July 2011 that would make the Enhanced Disclosure Rules applicable to private offerings issued in reliance on Rule 144A or Rule 506 of Regulation D at the request of the investor. Furthermore, as a matter of market-place practice many Rule 144A offerings routinely comply with the rules applicable to public offerings.

Due to the expense of complying with Regulation AB, RMBS and CMBS sponsors may be less inclined to issue RMBS and CMBS in the future, thereby reducing investment opportunities for ZAIS Group.

New rules proposed by the Basel Committee may decrease market liquidity among banks and increase the volatility of certain securities owned by ZAIS Group and the ZAIS Managed Entities.

In May 2012, the Basel Committee on Banking Supervision (the “Basel Committee”) introduced a new capital framework, the Fundamental Review of the Trading Book (“FRTB”), which set out a number of specific measures designed to modify trading book capital requirements. The final FRTB standards were adopted by the Basel Committee in in January 2016, and regulators in various jurisdictions are expected to adopt modified standards based on the FRTB standards. If such standards are adopted, new rules would likely decrease market liquidity among banks and increase the volatility of certain securities owned by ZAIS Group and the ZAIS Managed Entities.

Risk retention requirements in Europe and the United States may make securitization of assets less profitable.

Recent laws and regulations in the EU may impose additional requirements and constraints on asset securitization, including Articles 404 through 410 of the Capital Requirements Regulation (Regulation (EU) No. 575/2013 of 26 June, 2013) (the “EU CRR”).  As of January 1, 2014, Articles 404 through 410 of the EU CRR have replaced Article 122a of the Capital Requirements Directive (Directive 2006/48/EC (as amended by Directive 2009/111/EC)) (the “CRD”). Article 122a of the CRD applied to credit institutions and holding companies of credit institutions incorporated in a Member State of the European Union and to their consolidated group entities, and imposed certain risk retention and ongoing due diligence requirements on these institutions, to the extent they invested in securitized assets.  Effective as of January 1, 2014, Articles 404 through 410 of the EU CRR replaced Article 122a of the CRD. Articles 404 through 410 of the EU CRR have recast and extended the risk retention and diligence requirements of Article 122a of the CRD, including by extending their applicability to investment firms regulated within a Member State of the European Union assuming exposure to a securitization position.  Furthermore, the guidelines on application of Article 122a of the CRD will be replaced by (i) the Commission Delegated Regulation (EU) No. 625/2014 dated March 13, 2014 (which came into force on July 3, 2014), supplementing Regulation (EU) No. 575/2013 through regulatory technical standards specifying the requirements for investor, sponsor, original lenders and originator institutions relating to exposures to transferred credit risk, based on the draft regulatory technical standards submitted to the European Commission by the European Banking Authority (the “EBA”) in accordance with Article 410(3) of the CRR (“Regulation No. 625/2014”), and (ii) the Commission Implementing Regulation (EU) No. 602/2014 (which came into force on June 25, 2014), approved by the European Commission and setting forth implementing technical standards for facilitating the convergence of supervisory practices with regard to the implementation of additional risk weights according to Regulation (EU) No. 575/2013, based on the draft regulatory technical standards submitted to the European Commission by the EBA in accordance with Article 410(3) of the CRR (“Regulation No. 602/2014”).

It is not clear how the foregoing regulations will be implemented in each Member State of the European Union.  No assurance can be given that the implementation throughout the European Union of the EU CRR and related legislation and regulations will not affect the requirements relating to investments in securitized assets applying to relevant investors.

It should also be noted that similar but not identical requirements to those set out in Articles 404 through 410 of the EU CRR have been finalized for alternative investment fund managers which are required to become authorized under the European Union’s Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “AIFMD”).  The AIFMD has been implemented in the Member States of the European Union pursuant to Section 5 of Regulation (EU) No 231/2013 (the “AIFM Regulation”); Articles 50 through 56 of the AIFM Regulation contain the risk retention and diligence requirements applicable to regulated alternative investment fund managers assuming exposure to securitization positions on behalf of one or more alternative investment funds they manage.  Similar requirements are expected to be implemented for other types of European Union-regulated investors or investment managers (for example, insurance and reinsurance undertakings) in the future. Compliance with the increased regulatory burden imposed by the AIFMD may increase the operating expenses of ZAIS Group and the ZAIS Managed Entities.  In general, ZAIS Managed Entities must comply with legal requirements, including requirements imposed by the AIFMD, securities laws, and company laws in various jurisdictions where ZAIS Managed Entities are domiciled or offered. Should any of these laws change or exemptions under these regulations cease to be available or desirable over the duration of the ZAIS Managed Entities, the legal requirements to which the ZAIS Managed Entities may be subject could differ substantially from current requirements.

On October 21 and 22, 2014, six United States federal agencies (including the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the SEC, the Department of Housing and Urban Development, and the Federal Housing Finance Agency) adopted the US Risk Retention Regulations, which will become effective in December 2016. Except with respect to asset-backed securities transactions that satisfy certain exemptions, the US Risk Retention Regulations generally require securitizers of asset-backed securities to retain not less than 5% of the credit risk of the assets collateralizing such asset-backed securities.  For purposes of these regulations, ZAIS Group will most likely be the “securitizer” for most CLOs it manages.  It is not possible to fully predict the impact of the US Risk Retention Regulations on the structured credit market, but it is possible that these new regulations may lead to reduced liquidity, a smaller market for new issuances and a general decrease in expected revenue and profit for entities (like ZAIS Group) acting as securitizer or investing in RMBS, CMBS, CLOs or other structured credit investments.

As a result of the rules discussed above, ZAIS Group will likely be required to retain at least 5% of the credit risk of any securitization transaction that ZAIS Group sponsors in a Member State of the European Union or the United States, as applicable, and will therefore likely be prohibited for contractual and/or regulatory reasons from disposing of any such ‘risk retention’ investment during the life of the related securitization, even when it has an opportunity to do so.

A number of ZAIS Managed Entities trade instruments that require ZAIS Group to be registered with the CFTC as a Commodity Trading Adviser and a Commodity Pool Operator.

Certain ZAIS Managed Entities trade instruments that require ZAIS Group to be registered with the CFTC as a Commodity Trading Adviser (“CTA”) and a Commodity Pool Operator (“CPO”). Registration as a CTA and CPO requires that ZAIS Group comply with a number of complex regulations and conduct ZAIS Group’s business in compliance with certain restrictions placed on the activities of ZAIS Managed Entities. Additionally, as a CTA and CPO, ZAIS Group is subject to examination by the NFA. The compliance infrastructure necessary to conduct ZAIS Group’s business in accordance with these regulations is both costly and time consuming. If the NFA were to find that ZAIS Group is not conducting its business in accordance with these rules and regulations, it may be required to cease certain types of activities on behalf of the ZAIS Managed Entities. ZAIS Group’s inability to conduct certain types of trades could impede the performance of those ZAIS Managed Entities, may result in reputational harm to ZAIS Group and could have an impact on its profitability.

In order to trade certain derivatives products, ZAIS Group must maintain its membership on an SEF and be subject to the SEF’s rules and regulations. Failure to maintain such membership, or failure to comply with the SEF’s rules, could adversely impact ZAIS Group’s business and results of operations.

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

ZAIS Group currently maintains membership on various SEFs and is subject to the rules of each such SEF. Any failure to comply with these rules may subject ZAIS Group to regulatory action, may result in reputational harm and may affect the value of Class A common stock. In addition, no assurance can be made that ZAIS Group will be able to maintain its membership on any SEF in the future, which would prevent ZAIS Group from trading those types of swaps that are required by regulation to be executed on a SEF. Any inability of ZAIS Group to participate fully in the derivatives market may result in ZAIS Group being unable to execute on a trading strategy, which could adversely impact its business and results of operations.

We are subject to regulatory investigations, which could harm ZAIS Group’s reputation and cause the ZAIS Managed Entities to lose existing investors or accounts or fail to attract new investors or accounts.

Like most financial services firms, from time to time ZAIS Group is subject to formal regulatory inquiries.  ZAIS Group discloses information regarding such inquiries if disclosure is required pursuant to financial reporting or securities disclosure standards. While we are currently involved in a formal regulatory inquiry, in management’s opinion the matter is not appropriate for detailed disclosure.

The failure by ZAIS Group to comply with applicable laws or regulations could result in fines, suspensions of individual employees or other sanctions. Even if an investigation or proceeding did not result in a fine or sanction or the fine or sanction imposed against ZAIS Group or ZAIS Group’s employees by a regulator were small in monetary amount, adverse publicity relating to an investigation, proceeding or imposition of these fines or sanctions could harm ZAIS Group’s reputation and cause the ZAIS Managed Entities to lose existing investors or accounts or fail to attract new investors or accounts.

ZAIS Group is subject to the U.K. Bribery Act, the U.S. Foreign Corrupt Practices Act and other anti-corruption laws, as well as export control laws, customs laws, sanctions laws and other laws governing ZAIS Group’s operations. If it fails to comply with these laws, it could be subject to civil or criminal penalties, other remedial measures, and legal expenses, which could adversely affect ZAIS Group’s business, results of operations and financial condition.

ZAIS Group’s operations are subject to anti-corruption laws, including the U.K. Bribery Act 2010 (the “Bribery Act”), the U.S. Foreign Corrupt Practices Act (the “FCPA”) and other anti-corruption laws that apply in countries where ZAIS Group does business. The Bribery Act, FCPA and these other laws generally prohibit ZAIS Group and ZAIS Group’s employees and intermediaries from bribing, being bribed or giving other prohibited payments or items or actions of value to government officials or other persons to obtain or retain business or gain some other business advantage. ZAIS Group’s commercial partners operate in a number of jurisdictions that may pose a risk of potential Bribery Act or FCPA violations, and ZAIS Group participates in collaborations and relationships with third parties whose actions could potentially subject ZAIS Group to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, ZAIS Group cannot predict the nature, scope or effect of future regulatory requirements to which ZAIS Group’s internal operations might be subject or the manner in which existing laws might be administered or interpreted.

ZAIS Group is also subject to other laws and regulations governing its international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries or persons, customs requirements and currency exchange regulations, or “Trade Control Laws.”

There is no assurance that ZAIS Group will be completely effective in ensuring its compliance with all applicable anti-corruption laws, including the Bribery Act, the FCPA or other legal requirements and Trade Control Laws. If ZAIS Group is not in compliance with the Bribery Act, the FCPA and other anti-corruption laws or Trade Control Laws, it may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on ZAIS Group’s business, financial condition, results of operations and liquidity. Likewise, any investigation of any potential violations of the Bribery Act, the FCPA, other anti-corruption laws or Trade Control Laws by U.K., U.S. or other authorities could also have an adverse impact on ZAIS Group’s reputation, ZAIS Group’s business, results of operations and financial condition.

Risks Relating to the Operation of ZAIS Group’s Business

ZAIS Group is subject to risks in using custodians, counterparties, administrators, prime brokers, clearing and other agents.

ZAIS Group, in its capacity as an investment adviser, and some of the ZAIS Managed Entities depend on the services of custodians, counterparties, administrators, prime brokers and other agents to carry out certain financing, investment and derivatives transactions. The terms of these contracts are often customized and complex. In particular, some of the ZAIS Managed Entities use arrangements with a relatively limited number of counterparties, which has the effect of concentrating the transaction volume (and related counterparty default risk) of such ZAIS Managed Entities with these counterparties.

The ZAIS Managed Entities are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to ZAIS Group. Moreover, if a counterparty defaults, ZAIS Group may be unable to take action to cover its exposure, either because it lacks contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur.

In addition, it may not be possible for ZAIS Group to accurately predict the impact of market stress or counterparty financial condition, and as a result, ZAIS Group may not be in a position to take sufficient action to reduce the ZAIS Managed Entities’ risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose ZAIS Group to significant losses.

The ZAIS Managed Entities often have large positions with a single counterparty. For example, some of the ZAIS Managed Entities have credit lines. If the lender under one or more of those credit lines were to become insolvent, ZAIS Group may have difficulty replacing the credit line and one or more of the ZAIS Managed Entities may face liquidity problems.

In the event of a counterparty default, particularly a default by a major financial institution or a default by a counterparty to a significant number of ZAIS Managed Entities’ contracts, one or more of the ZAIS Managed Entities may have outstanding trades that they cannot settle or are delayed in settling. As a result, these ZAIS Managed Entities could incur material losses and the resulting market impact of a major counterparty default could harm ZAIS Group’s businesses, results of operation and financial condition.

In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of the ZAIS Managed Entities as collateral, the ZAIS Managed Entities might not be able to recover equivalent assets in full as they may rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, ZAIS Group has elected not to require swap dealers and major swap participants that are ZAIS Managed Entity counterparties to segregate any initial margin posted by the ZAIS Managed Entities in respect of any uncleared swaps entered into on or after November 3, 2014 in accordance with CFTC Rule 23.701. Because the ZAIS Managed Entities’ cash is not segregated from such counterparty’s own cash and may not be segregated from the prime broker’s, custodian’s or other counterparty’s own cash, the ZAIS Managed Entities may therefore rank as unsecured creditors in relation thereto and the ZAIS Managed Entities will bear the risk of such losses. If ZAIS Managed Entities’ derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regulating the segregation and protection of collateral posted by customers of cleared swaps.

The counterparty risks that ZAIS Group faces have increased in complexity and magnitude as a result of disruption in the financial markets in recent years. For example, the consolidation and elimination of counterparties has increased ZAIS Group’s concentration of counterparty risk and decreased the universe of potential counterparties. The ZAIS Managed Entities are generally not restricted from dealing with any particular counterparty or from concentrating any or all of their transactions with a single counterparty. In addition, counterparties have generally reacted to recent market volatility by tightening their underwriting standards and increasing their margin requirements for all categories of financing, which has the result of decreasing the overall amount of leverage available and increasing the costs of borrowing.

In addition to the risks currently faced with respect to trades processed on an over-the-counter market, as more derivatives trades become subject to the CFTC’s mandatory clearing rules, ZAIS Group will be required to consolidate these trades through ZAIS Group’s registered futures commission merchant(s). Currently, ZAIS Group maintains only one such relationship which exposes ZAIS Group to counterparty concentration risk. There can be no assurances that ZAIS Group will, in the future, enter into agreements with additional futures commission merchants.

ZAIS Group is highly dependent on its information and communication systems; systems failures and other operational disruptions, including cyber-attacks, could significantly affect ZAIS Group’s business, which may, in turn, negatively affect ZAIS Group’s operating results.

ZAIS Group’s business is highly dependent on its communications and information systems which may interface with or depend on systems operated by third parties, including market counterparties and other service providers. Any failure or interruption of these systems could cause delays or other problems in ZAIS Group’s activities, which could have a material adverse effect on ZAIS Group’s operating results and negatively affect the value of Class A common stock and ZAIS Group’s ability to make distributions to ZGP.

Additionally, ZAIS Group relies heavily on financial, accounting and other data processing systems and operational risks arising from mistakes made in the confirmation or settlement of transactions, from transactions not being properly booked, evaluated or accounted for or other similar disruption in ZAIS Group’s operations may cause ZAIS Group to suffer financial loss, the disruption of ZAIS Group’s business, liability to third parties, regulatory intervention or reputational damage.

ZAIS Group also faces various security threats, including cyber security attacks to ZAIS Group’s information technology infrastructure and attempts to gain access to ZAIS Group’s proprietary information (including information of ZAIS Group’s clients, investors and employees), destroy data or disable, degrade or sabotage ZAIS Group’s systems. These security threats could originate from a wide variety of sources, including unknown third parties. As with all financial institutions, we may be exposed to new and emerging cyber threats against which we are not immediately or adequately protected. ZAIS Group is not aware of any cyber-attacks on its systems. Although ZAIS Group utilizes various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls are sufficient to prevent disruptions to ZAIS Group’s systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, such as personal client, investor, borrower and employee information, whether as a result of tampering, a breach of ZAIS Group’s network security systems, a cyber-incident or attack or otherwise, ZAIS Group could suffer financial loss, a disruption of ZAIS Group’s businesses, liability, regulatory intervention or reputational damage. As ZAIS Group grows its business, these risks become even greater as it has access to personally identifiable borrower information with respect to the newly originated mortgage loans that the ZAIS Managed Entities purchase.

Although ZAIS Group has back-up systems and cyber security and consumer protection measures in place, ZAIS Group’s back-up procedures, cyber defenses and capabilities in the event of a failure, interruption, or breach of security may not be adequate. Insurance and other safeguards ZAIS Group uses may not be available or may only partially reimburse ZAIS Group for its losses related to operational failures or cyber-attacks. In addition, ZAIS Group may choose to reimburse a client in the event of a trading error or under other circumstances, even if it is not legally required to do so, and any such reimbursements could adversely affect ZAIS Group’s results of operations.

Developing and maintaining ZAIS Group’s operational systems and infrastructure and protecting ZAIS Group’s systems from cyber security attacks and threats may become increasingly challenging and costly, which could constrain ZAIS Group’s ability to expand ZAIS Group’s businesses. Any upgrades or expansions to ZAIS Group’s operations or technology to accommodate increased volumes of transactions or otherwise may require significant expenditures and may increase the probability that ZAIS Group will suffer system interruptions and failures. ZAIS Group also depends substantially on its Red Bank office where a majority of ZAIS Group’s employees, administration and technology resources are located, for the continued operation of ZAIS Group’s business. Any significant disruption to that office could have a material adverse effect on ZAIS Group.

If ZAIS Group’s risk management systems for ZAIS Group’s asset management business are ineffective, ZAIS Group may be exposed to material unanticipated losses.

ZAIS Group’s risk management techniques and strategies may not fully mitigate the risk exposure of the ZAIS Managed Entities or ZAIS Group’s investments in all economic or market environments, or against all types of risk, including risks that ZAIS Group might fail to identify or anticipate. Some of ZAIS Group’s strategies for managing risk are based upon its use of historical market behavior statistics. ZAIS Group applies statistical and other tools to these observations to measure and analyze the risks to which the ZAIS Managed Entities are exposed. Any failures in ZAIS Group’s risk management techniques and strategies to accurately quantify such risk exposure could limit ZAIS Group’s ability to manage risks in the ZAIS Managed Entities or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause a ZAIS Group’s investments or one of its ZAIS Managed Entity’s losses to be significantly greater than the historical measures predict. Further, modeling does not take all risks into account. ZAIS Group’s approach to managing those risks could prove insufficient, exposing ZAIS Group and is ZAIS Managed Entities to material unanticipated losses.

The due diligence process ZAIS Group undertakes in connection with investments may not reveal all facts that may be relevant in connection with an investment.

Before making certain investments, ZAIS Group conducts due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to those investments. When conducting due diligence, ZAIS Group may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors, service providers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of investment. Nevertheless, when conducting due diligence and making an assessment regarding an investment, ZAIS Group relies on the resources available to it, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that ZAIS Group conducts with respect to any investment opportunity may not reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment being successful.

ZAIS Group uses analytical models and data in connection with the valuation of ZAIS Group’s investments and the investments of the ZAIS Managed Entities, and any incorrect, misleading or incomplete information used in connection therewith would subject ZAIS Group to potential risks.

Given the complexity of ZAIS Group’s investment strategies, ZAIS Group relies heavily on analytical models (both proprietary models and those supplied by third parties) and information supplied by third parties. Models and data are used to value potential target assets and also in connection with hedging ZAIS Group’s positions and those of the ZAIS Managed Entities. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose ZAIS Group to potential risks. For example, by relying on incorrect models and data, especially valuation models, ZAIS Group may be induced to buy assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful and result in additional costs.

ZAIS Group relies on intellectual property to conduct its business and any disruption to this intellectual property could impede ZAIS Group’s ability to carry out its initiatives.

ZAIS Group’s business is dependent on the use of intellectual property, including intellectual property licensed from third parties and certain protected intellectual property that it has developed. Many of ZAIS Group’s investments are based on its analytical models and the systems that generate these models. There are a number of risks associated with ZAIS Group’s intellectual property including the risk that:

•	the third party licensing certain intellectual property to ZAIS Group is no longer willing to license such intellectual property to ZAIS Group, or is unwilling to license the intellectual property to ZAIS Group at a price that it is willing to pay;

•	the intellectual property that ZAIS Group has developed is stolen or sabotaged;

•	the intellectual property that ZAIS Group has developed becomes obsolete and ZAIS Group is unable to develop new intellectual property to replace the outdated systems, models or software; and

•	ZAIS Group is unable to retain or attract competent employees who are able to maintain and further develop such intellectual property.

Risk Factors Relating to Our Organizational Structure

Mr. Zugel controls a majority of the combined voting power of our common stock in his capacity as sole trustee of a voting trust that holds the Company’s Class B common stock.

We have two classes of common stock: Class A common stock and Class B common stock. At the closing of the Business Combination 20,000,000 shares of Class B common stock were transferred to the ZGP Founder Members and immediately deposited into a newly created irrevocable trust (the “ZGH Class B Voting Trust”), of which Christian Zugel is the initial sole trustee. Shares of Class B common stock are entitled to ten votes per share and vote with the holders of Class A common stock, as a single class, on all matters presented to holders of our common stock for a vote. The ZGH Class B Voting Trust is entitled to vote the shares of Class B common stock in its own discretion and represents 93.5% of the combined voting power of our common stock. In the future, even if all 180,000,000 authorized shares of Class A common stock are issued and outstanding, and assuming the 20,000,000 shares of Class B common stock remain outstanding, the holders of Class B common stock would hold approximately 52.6% of the combined voting power of our common stock. The number of shares of Class B common stock may be reduced in the future if the ZGP Founder Members’ ownership of our capital stock (which includes securities exercisable for or convertible into our capital stock) under certain circumstances decreases below 20%.

For so long as the outstanding shares of Class B common stock represent at least a majority of the combined voting power of our common stock, the holders of Class B common stock are able to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, the holders of Class B common stock are able to determine the outcome of all matters requiring approval of our stockholders, and are able to cause or prevent a change of control of the Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of the Company even though it may be in the best interests of the holders of Class A common stock. In particular, this concentration of voting power could deprive holders of Class A common stock of the opportunity to receive a premium for their shares of Class A common stock as part of a sale of the Company, and could ultimately adversely affect the market price of the Class A common stock.

Mr. Zugel and the ZGP Founder Members have voting control and other significant influence over us, and their interests may differ from those of our public stockholders.

As sole trustee of the ZGH Class B Voting Trust, Mr. Zugel has control over approximately 93.5% of the voting power of the outstanding common stock of the Company, subject to reduction if the ownership by the ZGP Founder Members of the Company and/or ZGP decreases below 20% under certain circumstances. The ZGP Founder Members also have consent rights under the Second Amended and Restated Limited Liability Company Agreement, as amended, among us, ZGP and the ZGP Founder Members (the “ZGP LLC Agreement”) with respect to certain actions of ZGP.

Mr. Zugel, together with Mr. Zugel’s spouse and family trusts and his former spouse, own approximately 33.5% of the outstanding Class A units of ZGP (“Class A Units”). Because such interests are held directly in ZGP, and not in the Company, Mr. Zugel, as an owner of Class A Units, may have conflicting interests with holders of shares of our Class A common stock. For example, if ZGP makes distributions to the Company, the ZGP Founder Members and other members are also entitled to receive such distributions pro rata in accordance with their respective ownership in ZGP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Mr. Zugel, together with his spouse and family trusts and his former spouse may also have different tax positions from us that could influence Mr. Zugel’s decisions regarding whether and when to dispose of ZGP’s assets, especially in light of the Tax Receivable Agreement that we entered into in connection with the Business Combination, as amended (“Tax Receivable Agreement”), whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration Mr. Zugel’s and/or Mr Zugel’s family members’ and trusts’ tax or other considerations even where no similar benefit would accrue to us or our shareholders.

ZAIS’s only significant asset is its ownership of approximately 66.5% of ZGP. We have no operations of our own and no independent ability to generate revenue, and may not have sufficient funds to pay taxes, pay interest, pay dividends on the Class A common stock, if any, or make payments under the Tax Receivable Agreement.

Because all of ZAIS’s activity is conducted through its operating subsidiary, ZAIS Group, we have no direct operations and no significant assets other than the ownership of approximately 62.5% of ZGP or approximately 66.5% of ZGP excluding the unvested 1,337,486 Class B units of ZGP (“Class B Units”) that were outstanding as of December 31, 2015. With no operations of our own and no independent ability to generate revenue, we accordingly are dependent upon distributions from ZGP to pay our taxes, pay interest to creditors, pay dividends to our stockholders and make payments under the Tax Receivable Agreement. We are required to pay taxes on our allocable share of the taxable income of ZGP without regard to whether ZGP distributes any cash or other property to us. Although the ZGP LLC Agreement requires ZGP to make distributions to the holders of the Class A Units and Class B Units (collectively, the “Units”) (including us) pro rata equal to the income tax on the cumulative positive taxable income of ZGP as determined based on an assumed tax rate and certain other factors, ZGP must have sufficient available cash in order to make these distributions. Further, although we intend to cause ZGP to make sufficient distributions to allow us to make payments under the Tax Receivable Agreement, pay interest to our creditors and pay dividends, if any, to our stockholders, deterioration in the financial condition, earnings or cash flow of ZGP and ZAIS Group for any reason could limit or impair ZGP’s ability to pay such distributions. Additionally, to the extent that we need funds and ZGP is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

Payments of dividends, if any, is at the discretion of our board of directors after taking into account various factors, including our business, operating results and financial condition, current and anticipated cash needs (including our obligation to make payments under the Tax Receivable Agreement), plans for expansion and any legal or contractual limitations on our ability to pay dividends. Any financing arrangement that we enter into in the future may include restrictive covenants that limit our ability to pay dividends. In addition, ZGP is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of ZGP (with certain exceptions) exceed the fair value of its assets. ZAIS Group and its subsidiaries are generally subject to similar legal limitations on their ability to make distributions to unitholders.

Although we may be entitled to tax benefits relating to additional tax depreciation or amortization deductions as a result of a tax basis step-up we receive in connection with exchanges of Units for Class A common stock and related transactions, we are required to pay the exchanging members of ZGP 85% of these tax benefits under the Tax Receivable Agreement.

Holders of Units (other than us) may, subject to certain conditions and transfer restrictions, exchange their Units for Class A common stock pursuant to the Exchange Agreement, dated as of March 17, 2015, by and among the Company, ZGP, the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee of the ZGH Class B Voting Trust, as amended on July 21, 2015 (“Exchange Agreement”). These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of ZGP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

In connection with the Business Combination, ZAIS entered into the Tax Receivable Agreement, which provides for payment by ZAIS to exchanging holders of Units of 85% of income or franchise tax benefits, if any, that ZAIS realizes as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of ZAIS and not of ZGP. While the actual increase in our allocable share of ZGP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, varies depending upon a number of factors, including the timing of exchanges, the price of shares of Class A common stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of our income as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of ZGP, we expect that payments under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the holders of Units.

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

The Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change in control of ZAIS, the Tax Receivable Agreement will terminate, and ZAIS will be required to make a lump-sum payment to the ZGP Founder Members and holders of Class B Units (which are parties to the Tax Receivable Agreement and continue to hold Units as of such date) equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income and that all holders of Units which are parties to the Exchange Agreement would exchange their Units on the date of the termination. The change of control payment and termination payments to these holders of Units could be substantial and could exceed the actual tax benefits that ZAIS receives as a result of acquiring Units from other owners of ZGP because the amounts of such payments would be calculated assuming that ZAIS would have been able to use the potential tax benefits each year for the remainder of the amortization periods applicable to the basis increases, and that tax rates applicable to us would be the same as they were in the year of the termination.

Decisions made by Mr. Zugel (whether in his capacity as the trustee of the ZGH Class B Voting Trust or as an officer of the Company) in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by the ZGP Founder Members and the holders of Class B Units under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction would generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction would increase an existing owner’s tax liability without giving rise to any rights of the ZGP Founder Members or holders of Class B Units to receive payments under the Tax Receivable Agreement.

There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income or franchise tax savings that ZAIS realizes in respect of the tax attributes subject to the Tax Receivable Agreement or if distributions to ZAIS by ZGP are not sufficient to permit ZAIS to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. Furthermore, our obligations to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are deemed realized under the Tax Receivable Agreement. We may need to incur indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise which may have a material adverse effect on our financial condition.

Under the Tax Receivable Agreement, ZAIS may be required to make additional payments to the ZGP Founder Members under certain circumstances.

In the event that the ZGP Founder Members are required to recognize income or gain as a result of the release of up to an additional 2,800,000 Class A Units (the “Additional Founder Units”), ZAIS is required to make a payment to the ZGP Founder Members under the Tax Receivable Agreement in an amount equal to 100% of any actual tax refunds or reductions in taxes otherwise payable that ZAIS realizes as a result. ZAIS’s obligation to make this additional payment does not terminate as a result of an early termination or change of control under the Tax Receivable Agreement.

We may not be able to realize all or a portion of the tax benefits that are expected to result from the acquisition of Units from the other ZGP members.

Under the Tax Receivable Agreement, we are entitled to retain 15% of the total tax savings we realize as a result of increases in tax basis created by exchanges of Units for Class A common stock or cash, and as a result of certain other tax benefits attributable to payments under the Tax Receivable Agreement. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully use such tax benefits, as is the case in our current financial projections, or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Refer to the Risk Factor “ZAIS is taxable as a corporation for U.S. tax purposes and a change in projected long-term profitability could materially impact after-tax results of operations.” for additional information on the impact of taxes on ZAIS.

Our public stockholders may experience dilution as a consequence of, among other transactions, the release of the Additional Founder Units,the issuance of any equity awards to our employees or the issuance of preferred stock.

There are 1,600,000 authorized Class B-0 Units issuable to ZAIS Group employees, of which 1,337,486 were outstanding as of December 31, 2015. In addition, if certain conditions are satisfied, ZGP is required to release 2,800,000 Additional Founder Units to the ZGP Founder Members and may issue 5,200,000 additional Class B Units to ZAIS Group employees. The Company may also issue equity awards to ZAIS Group employees under the 2015 Stock Plan. The Company also has the ability to issue additional shares of common stock or preferred stock on terms and conditions established by our board of directors, subject only to the number of authorized shares in our amended and restated certificate of incorporation. Accordingly, current stockholders may experience substantial dilution. Such dilution could, among other things, limit the ability of our current stockholders to participate in the future earnings and growth of the business.

In addition, the board of directors is expressly granted authority to issue shares of the Preferred Stock, in one or more series, and to fix for each such series such voting powers, full or limited, and such designations, preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions adopted by the board of directors.

The Class B common stock, the ZGP LLC Agreement and other provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for the Class A common stock and could entrench management.

The concentrated voting power of the Class B common stock may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. In addition, the ZGH Class B Voting Trust, as the holder of the Class B common stock, controls the vote on all matters presented to our stockholders for a vote, including the election of directors. Under the ZGP LLC Agreement, so long as the ZGP Founder Members own 10% of us (computed on a basis that excludes certain shares from consideration) on an as-if-exchanged basis, the ZGP Founder Members can veto a sale of the Class A Units that we hold, which would prevent many forms of a sale of the Company.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the merger or acquisition of our company more difficult without the approval of our board of directors. Among other things, these provisions:

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

A change of control could result in termination of ZAIS Group’s investment advisory and sub-investment advisory agreements.

Pursuant to the Advisers Act, none of ZAIS Group’s investment advisory and sub-investment advisory agreements may be “assigned” without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions would be deemed an “assignment” pursuant to the Advisers Act and the 1940 Act. If such a deemed assignment occurs, there can be no assurance that we would be able to obtain the necessary consents from clients and, unless the necessary approvals and consents are obtained, the deemed assignment could adversely affect ZAIS Group’s ability to continue managing client accounts, resulting in the loss of AUM and a corresponding loss of revenue.

There are significant limitations on our right to make contractual indemnification claims against the ZGP Founder Members for the breach of any representations and warranties or covenants made by ZGP or the ZGP Founder Members in the Investment Agreement.

Our ability to make contractual indemnification claims against the ZGP Founder Members under any circumstances, including for a breach of any representations and warranties or covenants made by ZGP or the ZGP Founder Members in the Investment Agreement, dated as of September 16, 2014, by and among HF2, ZGP and the ZGP Founder Members (as amended, the “Investment Agreement”), is subject to significant limitations. Our only recourse is against Class A Units held by the ZGP Founder Members on a several basis, and a maximum of $7.5 million of damages is recoverable through the Class A Units retained by the ZGP Founder Members at the closing of the Business Combination and we can claim only against the Additional Founder Units (which may never be released if the applicable performance thresholds set forth in the Investment Agreement are not satisfied) for any remaining damages. Moreover, our ability to seek indemnification is subject to other material limitations, including in most cases a time period limit of 18 months after the closing of the Business Combination on March 17, 2015, satisfaction of a $750,000 deductible and a liability cap of $15 million. Finally, Mr. Zugel through his role as sole trustee of the ZGH Class B Voting Trust and as our director and officer controls us. Although the Investment Agreement provides that consent of the independent directors of the combined company is required to enforce our rights (or to decide not to enforce our rights) under the Investment Agreement, there is no assurance that the independent directors in exercising their business judgment will choose to enforce our indemnification and other rights under the Investment Agreement.

Risk Factors Relating to us and our Class A common stock

We incur increased costs and are subject to additional regulations and requirements as a result of becoming a public operating company, which could lower our profits or make it more difficult to run our business.

As a public company, ZAIS incurs significant legal, accounting and other expenses that historically were not incurred by ZGP as a closely held business, including costs associated with public company reporting requirements. We also incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC and NASDAQ. The expenses incurred by public operating companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

If the operating results of ZAIS Group do not improve, the expectations of investors, stockholders or financial analysts may not be met and the market price of our securities may decline.

The price of our securities may fluctuate significantly due to economic conditions and other factors including the relatively low liquidity in the trading of our stock. An active trading market for our securities may never develop or, if developed, it may not be sustained. If the operating results of ZAIS Group do not improve, the expectations of investors in ZAIS or securities analysts may not be met and the market price of the Class A common stock may decline. The market value of the Class A common stock has varied significantly since the closing of the Business Combination. Fluctuations in the price of the Class A common stock could contribute to the loss of all or part of your investment. If an active market for the Class A common stock develops, the trading price of the Class A common stock could continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting the trading price of the Class A common stock may include:

•	our ability to grow and manage growth profitably which may be affected by, among other things, competition, and the ability of the company, retain its management and key employees;

•	the outcome of any legal proceedings that may be instituted against us, ZGP or others in connection with the Business Combination;

•	the inability to meet NASDAQ’s continued listing requirements;

•	costs related to operating as a public company;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of AUM;

•	the annual or quarterly results of operations or financial condition of companies perceived to be similar to us;

•	the relative and absolute investment performance of advised or sponsored investment products;

•	the impact of future acquisitions or divestitures;

•	the unfavorable resolution of legal proceedings;

•	the extent and timing of any share repurchases (which have not been authorized by the Board at this time);

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or ZGP or its subsidiaries;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and us or ZGP and its subsidiaries;

•	the ability to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

Broad market and industry factors and general economic conditions may also materially harm the market price of the Class A common stock irrespective of our operating performance. The stock markets, in general, and NASDAQ, in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. A loss of investor confidence in the market for investment management companies, or the stocks of other financial services companies which investors perceive to be similar to us could depress the price of the Class A common stock regardless of our business, prospects, financial conditions or results of operations.

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

The trading market for the Class A common stock may be influenced by the research and reports that industry or securities analysts may publish about us, our business, our industry, or our competitors. If no securities or industry analysts commence coverage of us, the price and trading volume of the Class A common stock would likely be negatively impacted. If any of the analysts who may cover us adversely change their recommendation regarding the Class A common stock, or provide more favorable relative recommendations about our competitors, the price of the Class A common stock would likely decline. If any analyst who may cover us were to cease coverage or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of the Class A common stock to decline.

NASDAQ may delist our shares which could limit investors’ ability to trade our shares and subject us to additional trading restrictions.

There can be no assurance we will be able to maintain our listing on the NASDAQ Capital Market. If NASDAQ delists our shares of Class A common stock, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our shares;

•	reduced price and liquidity with respect to our shares which may materially limit your ability to sell shares of Class A common stock;

•	a determination that the Class A common stock is a “penny stock” which would require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of the Class A common stock may decline due to the large number of shares of Class A common stock eligible for exchange and future sale.

The market price of shares of the Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares of Class A common stock in the future at a time and at a price that we deem appropriate.

Pursuant to the registration rights agreement that we entered into in connection with the Business Combination, holders of Units can demand that we register the resale of shares of Class A common stock issued upon the exchange of Class A Units and vested Class B Units of ZGP. Although there are timing and other limitations on these exchanges as set forth in the Exchange Agreement, the possibility that these exchanges may occur may adversely impact the trading price of the Class A common stock.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies make our shares of Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS ACT”), enacted in April 2012. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We are currently, and in the future anticipate, taking advantage of these exemptions that do not require us to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide the full disclosure regarding executive compensation that would otherwise be needed in our periodic reports and proxy statements, hold a nonbinding advisory vote on executive compensation or shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until December 31, 2018, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b–2 under the Exchange Act, which would occur if the market value of the Class A common stock that is held by non–affiliates exceeds $700 million as of any January 31 before the end of that five-year period, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

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

We qualify as a “controlled company” within the meaning of NASDAQ’s rules and, as a result, qualify for, and may choose to rely on, exemptions from certain corporate governance requirements. In such a circumstance, you would not have the same protections afforded to stockholders of companies that are subject to such requirements.

The ZGH Class B Voting Trust holds approximately 93.5% of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

•	are not required to have a board that is composed of a majority of “independent directors,” as defined under the rules of such exchange;

•	are not required to have a compensation committee that is composed entirely of independent directors; and

•	are not required to have a nominating and corporate governance committee that is composed entirely of independent directors.

Although we do not currently intend to use this exemption, we may choose to do so in the future. In such an event, a majority of the directors on our board would not be required to be independent. Accordingly, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ. Being a controlled company may also adversely impact the trading price of the Class A common stock.

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

We believe we are not an investment company because we are not primarily in the business of investing, reinvesting or trading in securities and because less than 40% of our assets (excluding cash items and government securities) are investment securities. For all practical purposes, our only asset (other than cash items and government securities) consists of our interest in ZAIS Group, our majority-owned subsidiary. In turn, less than 40% of the value of ZAIS Group’s assets (excluding cash items and government securities) consists of investment securities. We note that most of ZAIS Group’s assets (other than cash items and government securities) consist of investment management contracts and the right to receive incentive compensation, neither of which we believe are investment securities. Accordingly, we believe that neither we nor ZAIS Group is an investment company.

ZAIS Group currently holds proceeds of the Business Combination in U.S. treasury securities and money market funds, which, as described above, are excluded from the calculation of the 40% Test.  If, however, ZAIS Group deployed those proceeds as investments in private investment companies, including as investments to allow ZAIS Group to satisfy risk retention requirements, the assets in question would constitute investment securities for purposes of Section 3(a)(1)(C) of the Investment Company Act.  In addition, if ZAIS Group deployed those proceeds to satisfy risk retention requirements as investments in securitization vehicles that are not investment companies (because they qualify for exemptions from investment company status other than the private investment company exemptions) and those securitization vehicles were not majority owned subsidiaries of ZAIS Group, those interests would also constitute investment securities.  As a result of investments of that kind, we could fail to satisfy the 40% Test, and, if there were no other exclusions or exemptions available, we would be considered an investment company and required to register as such.

A determination that we were an investment company would have a significantly adverse effect upon us, for at least the following reasons:  (1) in the absence of receiving an exemptive order from the SEC, under Section 12(d)(3) of the Investment Company Act we might not be permitted to control an investment adviser registered under the Advisers Act; (2) our current governance structure would not comply with the requirements of the Investment Company Act; (3) we would be subject to significant restrictions on transactions with affiliates unless those transactions were approved by the SEC; (4) in the absence of receiving an exemptive order from the SEC, we could be subject to restrictions on the kind of incentive compensation that could be offered to employees; and (5) we would be subject to numerous other rules, both substantive and procedural, that apply to investment companies, compliance with which would be difficult and expensive.  On the other hand, if ZAIS Group could not deploy its assets to make some or all of the risk retention investments that are required in connection with securitizations, an inability to do so could also have a significantly adverse effect upon ZAIS Group’s business and upon us.

A portion of ZAIS Group’s revenue and cash flow is variable, which may impact ZAIS Group’s ability to achieve steady earnings growth on a periodic basis and may cause volatility of our Class A common stock.

Although ZAIS Group believes that a portion of its revenue is consistent and recurring due to its investment strategy and the nature of its fees, a portion of ZAIS Group’s revenue and cash flow is variable, primarily due to the fact that the performance fees from the ZAIS Managed Entities can vary from year to year. For the year ended December 31, 2015, performance fees were 30.7% of ZAIS Group’s total revenues, representing a 91.6% decrease over the year ended December 31, 2014. For the years ended December 31, 2014 and December 31, 2013, performance fees were 74.6% and 49.9% of ZAIS Group’s total revenues, respectively. Additionally, ZAIS Group may also experience fluctuations in its results from quarter to quarter and year to year due to a number of other factors, including changes in the values of the ZAIS Managed Entities’ investments, changes in ZAIS Group’s operating expenses, the degree to which it encounters competition and general economic and market conditions. Such variability may lead to volatility in the trading price of Class A common stock. Moreover, ZAIS Group’s results for a particular period are not indicative of ZAIS Group’s performance in a future period.

Potential conflicts of interest may arise between holders of Class A common stock and the ZAIS Managed Entities’ investors.

As an investment adviser, ZAIS Group has certain fiduciary duties or contractual obligations to the ZAIS Managed Entities. As a result, it expects to regularly take actions with respect to the purchase or sale of investments by the ZAIS Managed Entities, the structuring of investment transactions for the ZAIS Managed Entities or otherwise in a manner consistent with such duties and obligations but that might at the same time adversely affect ZAIS Group’s near-term results of operations or cash flows. This may in turn have an adverse effect on the price of Class A common stock or on the interests of holders of Class A common stock. Additionally, to the extent ZAIS Group fails to appropriately deal with any such conflicts of interest, it could negatively impact ZAIS Group’s reputation and ability to raise additional assets in the ZAIS Managed Entities.

ZAIS Group’s use of leverage to finance its business exposes ZAIS Group to substantial risks, which are exacerbated by the ZAIS Managed Entities' use of leverage to finance investments.

ZAIS Group may eventually use a significant amount of borrowings to finance ZAIS Group’s business operations and the use of leverage is required to effectuate certain of ZAIS Group’s initiatives. That would expose ZAIS Group to the typical risks associated with the use of substantial leverage, including those discussed above under “— Dependence on leverage by certain of the ZAIS Managed Entities subjects them to potential volatility and contractions in the debt financing markets and could adversely affect ZAIS Group’s ability to achieve attractive rates of return on those investments.” These risks are exacerbated by the ZAIS Managed Entities' use of leverage to finance investments.

The Business Combination and our current results of operations may adversely affect ZAIS Group’s ability to retain and motivate its senior management team, senior investment professionals and other key personnel and to recruit, retain and motivate new senior professionals and other key personnel, both of which could adversely affect ZAIS Group’s business, results and financial condition.

ZAIS Group’s future success and potential for growth depend to a substantial degree on its ability to retain and motivate its senior management team, senior investment professionals and other professionals and to strategically recruit, retain and motivate new talented personnel, including new senior professionals. It is anticipated that members of ZAIS Group’s senior management team and investment professionals will receive a portion percentage of their compensation in the form of shares of ZAIS Class A common stock and Class B Units in lieu of cash, which may reduce their overall compensation depending upon our stock price performance. The replacement of any of these key individuals would involve significant time and expense and may cause significant disruption to ZAIS Group’s business, including certain of its initiatives. In light of ZAIS Group’s results for 2015, ZAIS Group’s management has eliminated the payment of incentive compensation payable to all employees for 2015 which could adversely affect our ability to retain employees or attract new professionals to replace individuals in the event of departures.

In order to recruit and retain existing and future senior professionals, ZAIS Group may need to increase the level of compensation that it pays to them. Accordingly, as ZAIS Group promotes or hires new senior professionals over time, it may increase the level of compensation it pays to them, which would cause ZAIS Group’s total employee compensation and benefits expense as a percentage of ZAIS Group’s total revenue to increase and adversely affect ZAIS Group’s profitability. In addition, issuance of equity interests in ZAIS Group’s business to future senior professionals would dilute public stockholders.

ZAIS Group believes that it has a workplace culture of collaboration, motivation and alignment of interests with investors. The effects of the Business Combination, including potential changes in ZAIS Group’s compensation structure, could adversely affect this culture. If ZAIS Group does not continue to develop and implement the right processes and tools to manage its changing enterprise and maintain this culture, ZAIS Group’s ability to compete successfully and achieve its business objectives could be impaired, which could negatively impact its business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

ZAIS’s principal executive offices are located in leased office space at Two Bridge Avenue, Red Bank, New Jersey. ZAIS also leases the space for its office in London. ZAIS does not directly own any real property. ZAIS considers these facilities to be suitable and adequate for the management and operation of its business, although it will remain active in evaluating alternative options should the need arise.

Item 3. Legal Proceedings.

Although ZAIS may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, ZAIS is currently not a party to any pending material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Subsequent to the Business Combination, the Company’s Class A common stock is being traded on the NASDAQ Capital Market under the symbol “ZAIS.” Prior to that time, the Company’s Class A common stock was being traded on the NASDAQ Capital Market under the symbol “HF2”. Our Class B Common Stock is not listed or publicly traded. On March 9, 2016 the last sales price for the Company’s Class A common stock on the NASDAQ Capital Market was $6.38 per share. The following table presents the high and low sales prices per share of the Company’s Class A common stock during each calendar quarter for the year ended 2015:

Period	High	Low
October 1, 2015 through December 31, 2015	$10.85	$8.99
July 1, 2015 through September 30, 2015	10.94	5.71
April 1, 2015 through June 30, 2015	12.21	8.80
January 1, 2015 through March 31, 2015	10.50	8.51

The following table presents the high and low sales prices per share of the Company’s Class A common stock during each calendar quarter for the year ended 2014:

Period	High	Low
October 1, 2014 through December 31, 2014	$10.48	$10.20
July 1, 2014 through September 30, 2014	10.44	10.28
April 1, 2014 through June 30, 2014	10.49	10.24
January 1, 2014 through March 31, 2014	10.26	10.17

Holders

As of March 10, 2016, the Company had 38 registered holders of its common stock. The 38 holders of record include Cede & Co., which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent.

Dividends

We have never declared or paid any cash dividend on our common stock. The declaration, amount and payment of any future dividends on shares of our Class A common stock will be at the sole discretion of our board of directors and we may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries to us, and such other factors as our board of directors may deem relevant.

ZAIS is a holding company and has no material assets other than its ownership of Class A Units of ZGP. We intend to cause ZGP to make distributions to us in an amount sufficient to cover cash dividends, if any, declared by us. If ZGP makes such distributions to ZAIS, the other holders of Class A Units will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests.

Stockholder Return Performance

The stock performance graph and table below shall not be deemed, under the Securities Act or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by the Company with the SEC, except to the extent that the Company specifically incorporates such stock performance graph and table by reference.

The following graph is a comparison of the cumulative total stockholder return on the Company’s shares of common stock, the Standard & Poor’s 500 Index (the “S&P 500 Index”), the Russell 3000 Index (the “Russell 3000”) and the SNL U.S. Asset Manager Index, a peer group index from March 23, 2013 (commencement of trading on the NASDAQ) to December 31, 2015. The graph assumes that $100 was invested on March 23, 2013 in the Company’s shares of common stock, the S&P 500 Index, the Russell 3000 and the SNL U.S. Asset Manager Index and that all dividends were reinvested without the payment of any commissions. There can be no assurance that the performance of the Company’s common stock will continue in line with the same or similar trends depicted in the graph below.

	Period Ending
Index	03/23/13	03/31/13	06/30/13	09/30/13	12/31/13	03/31/14	06/30/14	09/30/14	12/31/14	3/31/15	6/30/15	9/30/15	12/31/15
ZAIS Group Holdings, Inc.	100.00	100.40	100.90	101.00	101.60	102.40	102.79	103.79	103.89	91.42	108.78	94.01	92.42
S&P 500	100.00	100.83	103.76	109.21	120.69	122.87	129.30	130.76	137.21	138.51	138.90	129.95	139.11
Russell 3000	100.00	100.86	103.57	110.14	121.27	123.66	129.68	129.70	136.50	138.95	139.14	129.06	137.15
SNL U.S. Asset Manager	100.00	101.27	101.44	109.09	129.10	127.47	130.31	127.18	136.19	138.99	136.42	112.78	116.15

Source: SNL Financial LC, Charlottesville, VA © 2015

Securities Authorized For Issuance Under Equity Compensation Plans

Pursuant to Instruction G(3) to Form 10-K, information concerning securities authorized for issuance under equity compensation plans set forth under the heading “Executive Compensation” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None

Recent Purchases of Equity Securities

None

Item 6. Selected Financial Data.

The Company derived its selected consolidated financial data (i) as of December 31, 2015 and for the year ended December 31, 2015; (ii) as of December 31, 2014 and for the year ended December 31, 2014; and (iii) for the year ended December 31, 2013 from its audited consolidated financial statements appearing in this Annual Report on Form 10 K. The Company derived its selected consolidated financial data (i) as of December 31, 2013; and (ii) as of December 31, 2012 and for the year ended December 31, 2012, from its audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

This information should be read in conjunction with Item 1, “Business,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the audited consolidated financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data.” The following table is presented on a GAAP basis, which includes the consolidating effects of the Consolidated Funds. Additionally, certain ZAIS Managed Entities were deconsolidated effective January 1, 2015 as a result of the Company’s adoption of ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). The Company chose to implement the new guidance on a modified retrospective method, which does not require the restatement of prior periods. Accordingly, current period revenues and expenses on a consolidated basis will not be comparable to prior periods presented. See Note 3 to the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding the adoption of ASU 2015-02 and the deconsolidation of certain ZAIS Managed Entities.

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(dollars in thousands, except share and per share data)
Consolidated Statements of Comprehensive Income – (GAAP Basis):
Total revenues	$23,231	$216,871	$155,357	$247,292
Total expenses	44,971	191,865	113,755	185,634
Total other income (loss)	(1,967)	49,826	7,416	119,438
Income tax (benefit) expense	155	381	329	417
Discontinued operations	—	—	—	(1,232)
Consolidated net income (loss), net of tax	$(23,862)	$74,451	$48,689	$179,447
Foreign currency translation adjustment	238	(622)	(131)	1,001
Total Comprehensive Income	$(23,624)	$73,829	$48,558	$180,448

Allocation of Consolidated Net income (loss), net of tax:
Redeemable non-controlling Interests	$—	$41,040	$44,323	$146,377
Non-controlling interests in Consolidated Funds	149	2,101	1,751	429
Stockholders’ Equity, ZAIS Group Holdings, Inc.	(13,805)	—	—	—
Non-controlling interests in ZAIS Group Parent, LLC	(10,206)	31,310	2,615	32,641
	$(23,862)	$74,451	$48,689	$179,447

Net income (loss) per Class A common share
- Basic	$(1.26)	$4.47	$0.37	$4.66
- Diluted	$(1.37)	$4.47	$0.37	$4.66

Weighted average number of shares of common stock outstanding:
- Basic	10,982,726	7,000,000	7,000,000	7,000,000
- Diluted	17,982,726	7,000,000	7,000,000	7,000,000

The following table presents Non GAAP selected consolidated financial data excluding the consolidating effects of the Consolidated Funds. For reconciliations of our non-GAAP financial measures to the respective GAAP measures, please see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations —Reconciliations of Non-GAAP Financial Measures.”

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012
	(dollars in thousands, except share and per share data)
Consolidated Statements of Comprehensive Income – (Non GAAP):
Total revenues	$23,231	$113,620	$76,210	$166,256
Total expenses	44,765	79,965	73,773	88,940
Total other income	(2,322)	1,770	987	2,312
Income tax (benefit) expense	155	381	329	417
Discontinued operations	—	—	—	(1,232)
Consolidated net income (loss), net of tax	$(24,011)	$35,044	$3,095	$77,979
Foreign currency translation adjustment	238	(622)	(131)	1,001
Total Comprehensive Income	$(23,773)	$34,422	$2,964	$78,980

Adjusted EBITDA (1)	$(14,328)	$41,147	$14,757	$67,005

(1)	Our calculation of Adjusted EBITDA may not be directly comparable to other similar non-GAAP financial measures reported by other asset managers. The Company believes that Adjusted EBITDA is a useful benchmark for measuring its performance. Management also believes that investors should review the same supplemental financial measures that management uses to analyze the business. These measures supplement and should be considered in addition to and not in lieu of the results of operations prepared in accordance with GAAP. Management also reviews management fee income, incentive income, other revenues, compensation and benefits, non-compensation expenses and net gain (loss) on investments on an Adjusted EBITDA basis after excluding the adjustments described above. As a result, the metrics are also considered non-GAAP financial measures. For reconciliations of our non-GAAP financial measures to the respective GAAP measures, please see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations —Reconciliations of Non-GAAP Financial Measures.”

	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
	(dollars in thousands, except share and per share data)
Consolidated Statements of Financial Condition:
Assets
Cash and cash equivalents	$44,351	$7,664	$8,432	$7,637
Income and fees receivable	2,529	4,283	3,797	7,127
Assets of Consolidated Funds	30,542	1,300,896	1,283,173	1,659,005
Total assets	$93,211	$1,319,539	$1,302,516	$1,681,403
Liabilities, Redeemable non-controlling Interests and Equity
Liabilities
Compensation payable	$3,575	$6,094	$11,642	$12,541
Liabilities of Consolidated Funds	101	828,722	828,406	1,156,475
Total liabilities	7,408	837,898	843,994	1,176,965
Redeemable non-controlling Interests	—	452,925	443,198	473,914
Equity
Stockholders’ equity, ZAIS Group Holdings, Inc.	47,171	18,376	10,454	27,384
Non-controlling interests in ZAIS Group Parent, LLC	23,716	—	—	—
Non-controlling interests in Consolidated Funds	14,916	10,340	4,870	3,140
Total equity	85,803	28,716	15,324	30,524
Total liabilities, redeemable non-controlling interests and equity	$93,211	$1,319,539	$1,302,516	$1,681,403

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Annual Report on Form 10-K, references to (i) the “Company,” “we,” “us” or “our” refer to ZAIS Group Holdings, Inc. (“ZAIS”), together with its consolidated subsidiaries, (ii) “ZAIS Group” refers to ZAIS Group, LLC, and (iii) “ZGP“ refers to ZAIS Group Parent, LLC.

This discussion contains forward-looking statements and involves numerous known and unknown risks and uncertainties, including, but not limited to, those described in “Risk Factors” set forth herein. Actual results and the timing of events may differ materially from those contained in any forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” included herein describing key risks associated with ZAIS and its subsidiaries’ business, operations and industry. Amounts and percentages presented throughout this discussion and analysis of financial condition and results of operations may reflect rounding adjustments and as a result, totals may not appear to sum. Financial data and results presented below for periods prior to the Business Combination are those of ZGP. The following discussion should be read in conjunction with the Company’s consolidated financial statements and accompanying Notes included in Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Overview

 ZAIS is a holding company conducting substantially all of its operations through ZAIS Group, a subsidiary of ZAIS’s majority-owned subsidiary, ZGP. ZAIS Group is an investment advisory and asset management firm focused on specialized credit. ZAIS Group is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to the ZAIS Managed Entities. The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including mortgage loans, bank loans, corporate credit instruments such as CLOs and various securities and instruments backed by these asset classes. ZAIS Group had approximately $4.157 billion of AUM as of December 31, 2015. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

ZAIS Group commenced operations in July 1997, is headquartered in Red Bank, New Jersey and has an office in London. ZAIS Group is a wholly-owned consolidated subsidiary of ZGP, a majority-owned consolidated subsidiary of ZAIS. ZGP became the sole member and 100% equity owner of ZAIS Group on March 31, 2014 pursuant to a merger transaction which is described in detail in the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2015 (the “Closing 8-K”). References to the “Company” in these consolidated financial statements refer to ZAIS, together with its consolidated subsidiaries.

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

Recapitalization as a Result of a Business Combination

On October 5, 2012, ZAIS, formerly known as HF2 Financial Management Inc. (“HF2”) was formed as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities. On September 16, 2014, HF2 entered into an Investment Agreement, as defined in the Closing 8-K, with ZGP and the members of ZGP (including Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties, collectively, the “ZGP Founder Members”), under which HF2 agreed to contribute cash to ZGP in exchange for newly issued Class A Units of ZGP (“Class A Units”) representing a majority financial interest in ZGP (the “Business Combination”) and to cause the transfer of all of its outstanding shares of Class B Common Stock, par value $0.000001 (the “Class B Common Stock”) to the ZGP Founder Members. The Class B Common Stock has no economic rights and therefore is not considered a participating security for purposes of allocation of net income (loss) of the Company.

On March 9, 2015, the stockholders of HF2 approved the Business Combination and the transaction closed on March 17, 2015 (the “Closing”). In connection with the Closing, HF2 changed its name to ZAIS Group Holdings, Inc. Please refer to Note 2 - "Business Combination" of the Company’s consolidated financial statements included in this Form 10-K for additional information. Prior to the Closing, HF2 was a shell company with no operations. Upon the Closing, ZAIS became a holding company whose assets primarily consist of an approximate 66.5% interest in its majority-owned subsidiary, ZGP. Prior to the Closing, Christian Zugel served as the managing member of ZGP. Upon the Closing, ZAIS became the managing member of ZGP.

Consolidation and De-consolidation of ZAIS Managed Entities

The Company has elected to implement ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) using the modified retrospective method, which results in an effective date or adoption of January 1, 2015 and will not require the restatement of prior period results. As a result, certain ZAIS Managed Entities which were required to be consolidated in periods prior to January 1, 2015 are no longer being consolidated. Accordingly, current period revenues and expenses on a consolidated basis will not be comparable to prior periods presented. See Note 3 to the Company’s consolidated financial statements included in this Form 10-K for additional information regarding the adoption of ASU 2015-02 and the deconsolidation of certain ZAIS Managed Entities. Additionally, refer to the sections below which compare the periods on an “Adjusted EBITDA Basis – Non GAAP”, which removes the impact of consolidation of the Consolidated Funds.

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

When a ZAIS Managed Entity is consolidated, the assets, liabilities, revenues, expenses and cash flows of that entity are reflected on a gross basis, subject to eliminations in consolidation. The consolidation has no effect on the Company’s net income since its share of the earnings from these Consolidated Funds is included in equity. Additionally, the presentation of incentive income compensation expense and other expenses associated with generating such reclassified revenue is not affected by the consolidation process.

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

Management fees. ZAIS Group earns management fees for funds and accounts, annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned for the CLOs, annually, are generally based on the par value of the collateral and cash held in the CLOs. Management fees earned from ZFC REIT, annually, are based on ZFC REIT’s stockholders' equity, as defined in the amended and restated investment advisory agreement between a subsidiary of ZAIS Group and ZFC REIT. Twenty percent of management fee income received from ZFC REIT is paid to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC. For the year ended December 31, 2015, twenty percent of the management fee is booked on a gross basis and included in management fee income on the consolidated statements of comprehensive income (loss). This management fee income is allocated to non-controlling interests in ZGP. However, for the years ended December 31, 2014 and December 31, 2013, twenty percent of the management fee is booked on a net basis and is not included in management fee income on our consolidated statements of comprehensive income (loss).

In addition to the management fee income mentioned above, subordinated management fees may be earned from CLOs for which ZAIS Group acts as collateral manager. The subordinated management fee is an additional payment for the same service, but has a lower priority in the CLOs’ cash flows. The subordinated management fee is contingent upon the economic performance of the respective CLO assets. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee income when collection is reasonably assured.

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

For funds and accounts with hedge fund -style fee arrangements, incentive income is earned based on a percentage of the net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or “perpetual high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. The funds and accounts pay incentive fees/allocations, generally on an annual basis, on any net profits in excess of the high-water mark, subject to a hurdle rate of return, where applicable. Funds and accounts with private equity-style fee arrangements are those that pay incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in the respective CLOs’ collateral management agreements. ZAIS Group does not earn incentive income from ZFC REIT.

The management fees and incentive income from the Consolidated Funds are eliminated in consolidation, and therefore are not reflected as revenue in the Company’s consolidated financial statements. ZAIS Group’s share of the earnings from the consolidated ZAIS Managed Entities is increased by the amount of the management fees and incentive income that are eliminated in consolidation.

The following table presents the range of management and incentive fee rates on our funds and accounts, CLO’s and ZFC REIT during the respective periods presented:

	Year ended December 31,
	2015	2014	2013
Management Fee Income
Funds and accounts	0.50% - 1.25%	0.50% - 1.50%	0.50% - 1.50%
CLO’s	0.15% - 0.50%	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT	1.50%	1.50%	1.50%

Incentive Income (1)
Funds and accounts	10% - 20%	10% - 20%	10% - 20%
CLO’s	10% - 20%	10% - 20%	10% - 20%

(1)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entities’ operative agreement.

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

The Company’s compensation plans include the following:

ZAIS Group, LLC Income Unit Plan

Under the Income Unit Plan, a portion of ZAIS Group’s net operating income (after making certain adjustments) was due to certain of ZAIS Group’s employees. These amounts were accrued as compensation expense in the period incurred. This plan was terminated effective December 31, 2014. No further amounts are payable under this plan.

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

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group does not anticipate entering into additional compensation agreements that award Points to employees on the basis of income generated from ZAIS Managed Entities (“Points Agreements”). Under the Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from the referenced entities, including income from the Consolidated Funds that is eliminated in consolidation, to certain employees and former employees. Amounts payable pursuant to the Points Agreements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs later than when the related income is received. Most recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks.

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

Allocation of consolidated net income (loss) to redeemable non-controlling interests. Portion of consolidated net income (loss) attributable to investors in the Consolidated Funds that have the right to redeem their interests.

Allocation of consolidated net income (loss) to non-controlling interests in Consolidated Funds. Portion of consolidated net income (loss) attributable to investors in the Consolidated Funds that do not have the right to redeem their interests.

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

Trends Affecting Our Business

AUM has been trending downward since 2007. This trend results from the wind-up and liquidation of a number of private equity-style and structured vehicles combined with challenges ZAIS Group has faced in raising new capital in the recent investment environment of lower interest rates and changing regulations. Structured credit products have been disfavored by investors in the current low interest rate environment. This trend will likely continue until interest rates rise to a level presenting more attractive yields. Additionally, European investors have generally reduced investments in certain securitized investment vehicles due to increased capital regulatory requirements.

The reduction in AUM has decreased the Company’s management fees and incentive fees, which are the Company’s two principal sources of operating cash flow. As a result of this reduction, in 2015 revenues and operating cash flow were insufficient to cover operating expenses, and excess working capital needs were funded by the proceeds of the Business Combination. It is currently expected that this negative working capital trend is likely to continue in 2016.

See "Item 1A. Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks to which our businesses are subject.

Non-GAAP Financial Measures

Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA

The Company’s management reviews its results on a Net income (excluding Consolidated Funds of ZAIS Group) and an Adjusted EBITDA basis. Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are key performance measures used by management when making operating decisions, assessing financial performance and allocating capital resources. Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are non-GAAP financial measures that exclude the adjustments described below that are required for presentation of the Company’s results on a GAAP basis:

Adjustments to Net income to derive Net income (excluding Consolidated Funds of ZAIS Group)

·	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of management fees, incentive income, other revenues and gain (loss) on investments. Management fees from the Consolidated Funds are accrued as earned and are calculated and paid monthly, quarterly or semi-annually, depending on the individual agreements, consistent with the revenue recognition policy for the funds the Company does not consolidate. The Company also defers the recognition of incentive income from certain funds that the Company does not consolidate until it is (i) contractually receivable, (ii) fixed or determinable (“crystallized”), and (iii) all related contingencies have been removed and collection is reasonably assured, consistent with the revenue recognition policy for the Consolidated Funds.

Adjustments to Net income (excluding Consolidated Funds of ZAIS Group) to derive Adjusted EBITDA

·	Compensation expense related to the Income Unit Plan. The Income Unit Plan was initially implemented in 2013 and was designed to deliver equity-like participation in ZAIS Group’s pre-tax income to key employees. Payments under the Income Unit Plan are recognized as compensation under GAAP. The Income Unit Plan was terminated effective December 31, 2014.

·	Compensation expense related to Points awards recorded before related incentive income being recognized. This adjustment is to reclassify certain of ZAIS Group’s legacy incentive compensation programs that were not designed for a GAAP reporting regime. These programs provided incentive compensation payments equal to a fixed percentage of incentive income received by ZAIS Group and were due and payable in the period ZAIS Group received the incentive income. Under GAAP, a portion of these incentive compensation payments are required to be recognized in accounting periods prior to the accounting periods in which the related incentive income was received and recognized. These adjustments reclassify certain of these incentive compensation expenses into the accounting period in which the associated incentive income was received and recognized. One of ZAIS Group’s existing incentive compensation programs with respect to one separately managed account may cause a similar timing issue in the future. Otherwise, none of ZAIS Group’s current or ongoing incentive compensation programs are expected to cause similar timing issues for financial statements prepared in accordance with GAAP.

·	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

·	Severance. Management does not consider these expenses to be reflective of ongoing operating performance.

·	Impairment loss on goodwill. Management does not consider these expenses to be reflective of ongoing operating performance.

·	Certain other non-cash and non-operating items.

·	Any applicable taxes, interest expense, foreign currency translation adjustments and depreciation and amortization expenses.

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

In the current year, the Company has decided to eliminate Distributable Earnings, and use only net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA as its primary non-GAAP measures.  This change was made because management believed the differences between the Distributable Earnings and Adjusted EBITDA were not significant, and that Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA were more meaningful measures of performance.  In addition, the calculation of Adjusted EBITDA was modified in order to better reflect how management views our operating results. The measure now incorporates the investment income of its general partner investments, and eliminates the impact of severance and foreign currency adjustments that management does not consider to be reflective of on-going operating performance.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Consolidated net income (loss), net of tax	$(23,862)	$74,451	$(98,313)	-132%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(24,011)	$35,044	$(59,055)	-169%

Adjusted EBITDA - Non-GAAP	$(14,328)	$41,147	$(55,475)	-135%

The Company recorded a net loss (excluding Consolidated Funds of ZAIS Group) for the year ended December 31, 2015 of $(24.0) million, compared with net income (excluding Consolidated Funds of ZAIS Group) of $35.0 million for the year ended December 31, 2014. The year-over-year decrease in net income was driven by a $(12.5) million decrease in management fee income, a $(77.6) million decrease in incentive income, a $(1.3) million decrease in net gain (loss) on investments and a $(2.7) million of impairment loss on goodwill, partially offset by a decrease in expenses of $(35.2) million primarily related to a decrease in incentive compensation. Revenue and results of operations are significantly dependent on the management fee income and incentive income ZAIS Group earns on the assets under its management. Assets under management declined from $4.206 billion as of December 31, 2014, to approximately $4.157 billion as of December 31, 2015. We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines, including our residential whole loan activities, which are currently incurring losses or not otherwise meeting our expectations for contributing to our earnings. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy, and we will be exiting those activities in an orderly fashion. In connection with this decision and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group. This includes six employees that will be departing over the next two months.  This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We expect total severance charges in the amount of $628,000 during the six months ended June 30, 2016. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively.

Revenues

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Management fee income	$15,802	$18,561	$(2,759)	-15%
Incentive income	7,131	65,889	(58,758)	-89%
Other revenues	298	481	(183)	-38%
Income of Consolidated Funds	—	131,940	(131,940)	-100%
Total Revenues	$23,231	$216,871	$(193,640)	-89%

Total revenues decreased by $(193.6) million primarily due to the following:

·	The $(2.8) million decrease in management fees was primarily due to the year-over-year reduction in average AUM of $0.666 billion, which was driven by the liquidation of private equity style funds in 2014.

·	The $(58.8) million decrease in incentive income is primarily driven by the reduction of incentive income from several private equity style funds, due to their liquidation in 2014, and reduced performance on one of our hedge fund style funds, offset by the recognition of incentive income from a private equity-style fund which liquidated during the year ended December 31, 2015.

·	The $(131.9) million decrease in income of Consolidated Funds was primarily due to the deconsolidation of certain ZAIS Managed Entities for the year ended December 31, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-K. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

Adjusted EBITDA Revenues (Non-GAAP)

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Management fee income	$15,802	$28,338	$(12,536)	-44%
Incentive income	7,131	84,751	(77,620)	-92%
Other revenues	298	531	(233)	-44%
Total Adjusted EBITDA Revenues	$23,231	$113,620	$(90,389)	-80%

Adjusted EBITDA revenues decreased by $(90.4) million primarily due to the following:

·	The $(12.5) million decrease in management fees was primarily due to the year-over-year reduction in average AUM of $0.666 billion, which was driven by the liquidation of private equity-style funds in 2014.

·	The $(77.6) million decrease in incentive income is primarily driven by the reduction of incentive income from several private equity style funds, due to their liquidation in 2014, and reduced performance on our hedge fund style funds, offset by the recognition of incentive income from a private equity-style fund which liquidated during the year ended December 31, 2015.

The following table details the changes to our AUM for years ended December 31, 2015 and December 31, 2014.

	Year Ended December 31, 2015
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.931	$1.505	$0.770	$4.206
Contributions (2)	0.522 (8)	—	0.018	0.540
Distributions (3)	(0.276)	(0.020)	(0.001)	(0.297)
Redemptions (4)	(0.289)	(0.050)	(0.052)	(0.391)
Profit & Loss (5)	(0.018)	0.005	(0.056)	(0.069)
Other (6)	0.044	0.054	0.070	0.168
End of Period AUM (7)	$1.914	$1.494	$0.749	$4.157

Average AUM (9)	$1.840	$1.535	$0.842	$4.220

	Year Ended December 31, 2014
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (10)	$2.820		$1.721	$0.628	$5.169
Contributions (2)	0.831	(11)	0.001	0.157	0.989
Distributions (3)	(1.811)		(0.392)	—	(2.203)
Redemptions (4)	(0.063)		(0.056)	(0.035)	(0.154)
Profit & Loss (5)	(0.041)		0.083	0.044	0.086
Other (6)	0.195		0.148	(0.024)	0.319
End of Period AUM (1)	$1.931		$1.505	$0.770	$4.206

Average AUM (9)	$2.565		$1.576	$0.746	$4.887

(1) AUM uses values for: ZVAREF as of September 30, 2014, Epics and Co-Epics as of December 22, 2014, Euro Epics and Galleria V as of December 10, 2014, ZING IX as of December 3, 2014, CLO 1 as of December 4, 2014 and CLO 2 as of December 26, 2014. AUM as of December 31, 2014 has been updated to use the December 31, 2014 value of $0.795 for ZFC REIT.  The previously reported AUM for December 31, 2014 was $4.134 and was previously reported using the value of ZFC REIT as of September 30, 2014 of $0.723 billion.

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

(7) AUM uses values for: Euro Epics and Galleria V as of December 10, 2015, ZING IX as of December 3, 2015, CLO 1 as of December 4, 2015, CLO 2 as of December 16, 2015 and CLO 3 as of December 15, 2015.

(8) Amount represents the pricing of CLO 3. Balance includes $2 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

(9) Average is based on the beginning, quarterly balances and ending balance for the period presented.

(10) AUM uses values for: ZVAREF and ZFC REIT as of September 30, 2013, Epics and Co-Epics as of December 13, 2013, Euro Epics as of December 10, 2013, Galleria V and ZING VI as of December 12, 2013, ZING II and ZING X as of November 29, 2013 and ZING IX as of December 3, 2013.

(11) Amount represents the pricing of CLO 1 and CLO 2. Balance includes $65 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

Expenses

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Compensation and benefits	$26,971	$61,779	$(34,808)	-56%
General, administrative and other	17,064	17,726	(662)	-4%
Depreciation and amortization	730	460	270	59%
Expenses of Consolidated Funds	206	111,900	(111,694)	-100%
Total Expenses	$44,971	$191,865	$(146,894)	-77%

Total expenses decreased by $(146.9) million primarily due to the following:

·	A $(34.8) million decrease in compensation and benefits predominately due to the following: (i) a $13.0 million decrease in accrued expenses relating to the Income Unit Plan which was terminated effective December 31, 2014 and the determination by management to reduce incentive compensation in light of ZAIS Group’s expected negative operating results for 2015; (ii) a $(7.9) million decrease in expenses relating to incentive compensation from Points Agreements as a result of the crystallization of incentive income on a private-equity style fund in 2014; (iii) a ($1.0) million reduction in base salaries due to the Shanghai office closure; and (iv) a $(1.0) million decrease in payroll taxes due to reduced incentive compensation paid in 2015; (v) a $4.9 million increase in equity compensation relating to Class B Units awarded to key employees of ZAIS Group and RSUs awarded to ZAIS’s non-employee directors and (vi) a $0.5 million increase in severance due to the Shanghai office closure;.

·	A $(0.7) million decrease in general, administrative and other expenses, primarily due to the following: (i) a $(2.0) million decrease in solicitation fees paid as a result of the crystallization of incentive income on a private-equity style fund in 2014; (ii) $(0.6) million decrease in travel and entertainment; (iii) $(0.2) million decrease in rent and utilities; (iv) a $0.6 million increase in professional fees due to a $2.0 million increase in legal fees, $0.7 million increase in recruitment fees, $0.2 million increase in consulting fees and a $0.1 million increase in other professional fees partially offset by a $(2.4) million decrease in accounting fees; (v) a $0.6 million increase in insurance; (vi) a $0.3 million increase in directors fees; (vii) $0.3 million increase in other public company expenses and (vii) $0.2 million increase in information systems expenses.

·	A $0.3 million increase in depreciation and amortization as the useful life assumption for leasehold improvements was updated to be consistent with the term of the lease.

·	A $(111.7) million decrease in expenses of Consolidated Funds was primarily due to the exclusion of certain ZAIS Managed Entities for the year ended December 31, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-K. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests.

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. The Company currently anticipates that its expenses will exceed its revenues in 2016, as they did in 2015. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2016 or beyond. ZAIS Group and its affiliates have a certain level of recurring expenses in their day-to-day operations, and some of those expenses cannot be materially reduced. If ZAIS Group’s revenues do not increase, even with decreases in variable expenses, ZAIS Group’s results of operations will continue to be negatively impacted as was the case in 2015. Although, Management intends to pursue various initiatives with the potential to alter the operating loss trend and has commenced a reduction in force in March 2016, there is no other specific plan at this point in time that has been identified to alter the operating loss trend in future years. While ZAIS Group attempts to project expense levels in advance, there is no guarantee that unforeseen expenses will not arise.

Adjusted EBITDA Expenses (Non-GAAP)

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Compensation and benefits	$20,828	$56,517	$(35,689)	-63%
Non-compensation expenses	17,064	17,726	(662)	-4%
Total Adjusted EBITDA Expenses	$37,892	$74,243	$(36,351)	-49%

Adjusted EBITDA expenses decreased by $(36.4) million primarily due to the following:

·	A $(35.7) million decrease in compensation and benefits predominately due to the following: (i) the determination by management to reduce incentive compensation in light of ZAIS Group’s expected negative operating results for 2015; (ii) a $(15.6) million decrease in expenses relating to incentive compensation from Points Agreements as a result of the crystallization of incentive income on a private-equity style fund in 2014; (iii) a ($1.0) million reduction in base salaries due to the Shanghai office closure; and (iv) a $(1.0) million decrease in payroll taxes due to reduced incentive compensation paid in 2015.

·	A $(0.7) million decrease in general, administrative and other expenses, primarily due to the following: (i) a $(2.0) million decrease in solicitation fees paid as a result of the crystallization of incentive income on a private-equity style fund in 2014; (ii) $(0.6) million decrease in travel and entertainment; (iii) $(0.2) million decrease in rent and utilities; (iv) a $0.6 million increase in professional fees due to a $2.0 million increase in legal fees, $0.7 million increase in recruitment fees, $0.2 million increase in consulting fees and a $0.1 million increase in other professional fees partially offset by a $(2.4) million decrease in accounting fees; (v) a $0.6 million increase in insurance; (vi) a $0.3 million increase in directors fees; (vii) $0.3 million increase in other public company expenses and (vii) $0.2 million increase in information systems expenses.

Other Income

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Net gain (loss) on investments	$32	$40	$(8)	-20%
Other income (expense)	147	256	(109)	-43%
Impairment loss on goodwill	(2,655)	—	(2,655)	-100%
Net gains (losses) on Consolidated Funds’ investments	509	49,530	(49,021)	-99%
Total Other Income (Loss)	$(1,967)	$49,826	$(51,793)	-104%

Total other income decreased by $(51.8) million primarily due to (i) a $(49.0) million decrease in net gains (losses) on Consolidated Funds’ investments which was primarily due to the exclusion of certain ZAIS Managed Entities for the year ended December 31, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-K. Additionally, since the Company only has a minimal ownership interest, if any, in certain ZAIS Managed Entities, substantially all of their activity is allocated to non-controlling interests and (ii) a $(2.7) million impairment charge taken on goodwill during the year ended December 31, 2015. Goodwill was reassessed as management currently anticipates that the Company’s expenses will exceed its revenues in 2016, as they did in 2015. The Company prepared an updated valuation of ZAIS Group’s operating business using 1) a discounted cash flow analysis and 2) revenue multiples of comparable public asset management companies. The Company’s current valuation produced a range of values which were all significantly below the valuation used to measure the goodwill at its inception and, when the value was ascribed to all of the Company’s assets and liabilities, management determined that the fair value of goodwill was zero. The Company has therefore impaired the goodwill and recognized the full carrying value of goodwill as an expense for the year ended December 31, 2015.

Adjusted EBITDA Other Income (Non-GAAP)

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Net gain (loss) on investments	$186	$1,514	$(1,328)	-88%
Other income (expense)	147	256	(109)	-43%
Total Adjusted EBITDA Other Income	$333	$1,770	$(1,437)	-81%

Total Adjusted EBITDA other income decreased by $(1.4) million primarily due to a $(1.3) million decrease in net gain (loss) on investments ZAIS Group has in certain ZAIS Managed Entities.

Income Taxes

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Income tax (benefit) expense	$155	$381	$(226)	-59%

Income tax (benefit) expense increased by $(0.2) million due to taxes paid by ZAIS Group’s foreign subsidiaries.

As of December 31, 2015, the Company recorded DTA of $4.3 million related to NOL carryforwards and other future deductible amounts related to the Company’s allocable share of the consolidated results of operations. Additionally at December 31, 2015, the Company recorded DTA of $0.8 million related to NOL carryforwards and development stage start-up expenses incurred during the period from its inception and prior to the closing of its Business Combination with ZGP. These DTAs related to NOL carryforwards and future deductible amounts can be used to offset Company’s taxable income in future periods and reduce its income taxes payable in those future periods.

The Company has determined that the most recent management business forecasts do not more likely than not support the realization of the net deferred tax assets recorded for the Company. Accordingly, the Company has established a full valuation allowance against the deferred tax asset of $(5.1) million as of December 31, 2015. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 11 to the Company’s consolidated financial statements for further information regarding the items affecting the Company’s effective income tax rate.

As of and for the years ended December 31, 2015 and December 31, 2014, the Company was not required to establish a liability for uncertain tax positions .

Foreign currency translation adjustment

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$238	$(622)	$860	138%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that the Company uses to translate the assets and liabilities of its foreign subsidiaries.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to redeemable non-controlling interests, non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Redeemable non-controlling interests	$—	$41,040	$(41,040)	-100%

Non-controlling interests in Consolidated Funds	$149	$2,101	$(1,952)	-93%

Non-controlling interests in ZAIS Group Parent, LLC	$(10,206)	$31,310	$(41,516)	-133%

·	A $(41.0) million decrease in the net income allocated to redeemable non-controlling interests is driven primarily by the deconsolidation of certain ZAIS Managed Entities for the year ended December 31, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q.

·	A $(2.0) million decrease in the net income allocated to non-controlling interests in Consolidated Funds is driven primarily by the deconsolidation of certain ZAIS Managed Entities for the year ended December 31, 2015 as a result of the Company’s adoption of ASU 2015-02. For additional information on the adoption of ASU 2015-02, refer to the Note 3 to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q.

·	A $(41.5) million decrease in net loss allocated to non-controlling interests in ZGP is driven primarily by expenses that were not covered by revenues in 2015. Additionally, a majority of the results of operations in 2015 are now being allocated to the shareholders of ZAIS as a result of the Business Combination.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(13,805)	$—	$(13,805)	—

The net loss attributable to Stockholders’ Equity, ZAIS represents its respective allocation of the losses incurred by ZGP for the year ended December 31, 2015. The losses for the period are the result of expenses that were not covered by revenues. There are no comparable results for the prior year period, as the Business Combination with ZAIS did not occur until March 2015.

Adjusted EBITDA (Non-GAAP)

	Year Ended December 31,		Change
	2015	2014	$	%
	(dollars in thousands)
Adjusted EBITDA	$(14,328)	$41,147	$(55,475)	-135%

Total Adjusted EBITDA decreased by $(55.5) million primarily due to expenses that were not covered by revenues in 2015 as described further above.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Consolidated net income (loss), net of tax	$74,451	$48,689	$25,762	53%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$35,044	$3,095	$31,949	1,032%

Adjusted EBITDA - Non-GAAP	$41,147	$14,757	$26,390	179%

The Company recorded net income (excluding Consolidated Funds of ZAIS Group) for the year ended December 31, 2014 of $35.0 million, compared with net income (excluding Consolidated Funds of ZAIS Group) of $3.1 million for the year ended December 31, 2013. The year-over-year increase was driven by an increase in incentive income of $46.7, partially offset by a decrease in management fee income and other revenues of $8.0 million and $0.8 million, respectively, and an increase in expenses of $6.2 million. Revenue and results of operations are significantly dependent on the management fee income and incentive income ZAIS Group earns on the assets under its management. Assets under management declined from $5.169 billion as of December 31, 2013, to approximately $4.134 billion as of December 31, 2014.

Revenues

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Management fee income	$18,561	$26,579	$(8,018)	-30%
Incentive income	65,889	18,835	47,054	250%
Other revenues	481	1,265	(784)	-62%
Income of Consolidated Funds	131,940	108,678	23,262	21%
Total Revenues	$216,871	$155,357	$61,514	40%

Total revenues increased by $61.5 million primarily due to the following:

·	The $(8.0) million decrease in management fees was primarily due to the year-over-year reduction in AUM from $5.169 billion at December 31, 2013 to $4.206 billion at December 31, 2014, which was driven by the liquidation of several hybrid private equity style funds during the year ended December 31, 2014.

·	The $47.0 million increase in incentive income is primarily driven by the recognition of incentive income from private equity style funds which have been liquidated. As of December 31, 2014, these funds had made cumulative distributions to investors in excess of their contributed capital and hurdle rate, if applicable, which resulted in ZAIS Group collecting incentive income. During the year ended December 31, 2014, the private equity style funds paid incentive fees to ZAIS Group of approximately $37.2 million and $22.0 million, respectively. As of December 31, 2014 these funds had accrued incentive fees payable to ZAIS Group of approximately $0.6 million. This total increase in incentive income of $59.2 million in 2014, offset by $15.2 million of incentive income crystalized in 2013 relating to the liquidation of private equity style funds, account for the majority of the $47.0 million increase in incentive income in 2014.

·	The $23.3 million increase in income of Consolidated Funds was primarily allocated to non-controlling interests, as ZGP only has a minimal ownership interest, if any, in each of these funds.

Adjusted EBITDA Revenues (Non-GAAP)

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Management fee income	$28,338	$36,751	$(8,413)	-23%
Incentive income	84,751	38,051	46,700	123%
Other revenues	531	1,408	(877)	-62%
Total Adjusted EBITDA Revenues	$113,620	$76,210	$37,410	49%

Adjusted EBITDA revenues increased by $37.4 million primarily due to the following:

·	The $(8.4) million decrease in management fees was primarily due to the year-over-year reduction in AUM from $5.169 billion at December 31, 2013 to $4.206 billion at December 31, 2014, which was driven by the liquidation of several hybrid private equity style funds during the year ended December 31, 2014.

·	The $46.7 million increase in incentive income is primarily driven by the recognition of incentive income from private equity style funds which have been liquidated. As of December 31, 2014, these funds had made cumulative distributions to investors in excess of their contributed capital and hurdle rate, if applicable, which resulted in ZAIS Group collecting incentive income. During the year ended December 31, 2014, the private equity style funds paid incentive fees to ZAIS Group of approximately $37.2 million and $22.0 million, respectively. As of December 31, 2014 these funds had accrued incentive fees payable to ZAIS Group of approximately $0.6 million. This total increase in incentive income of $59.2 million in 2014, offset by $15.2 million of incentive income crystalized 2013 relating to the liquidation of private equity style funds, account for the majority of the $46.7 million increase in incentive income in 2014.

The following table details the changes to our AUM for years ended December 31, 2014 and December 31, 2013. The methodology for calculating AUM is described in the Business—General section.

	Year Ended December 31, 2014
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$2.820	$1.721	$0.628	$5.169
Contributions (2)	0.831 (8)	0.001	0.157	0.989
Distributions (3)	(1.811)	(0.392)	—	(2.203)
Redemptions (4)	(0.063)	(0.056)	(0.035)	(0.154)
Profit & Loss (5)	(0.041)	0.083	0.044	0.086
Other (6)	0.195	0.148	(0.024)	0.319
End of Period AUM (7)	$1.931	$1.505	$0.770	$4.206

Average AUM (9)	$2.565	$1.576	$0.746	$4.887

	Year Ended December 31, 2013
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (10)	$3.248		$1.912	$0.776	$5.936
Contributions (2)	0.071	(11)	0.362	0.074	0.507
Distributions (3)	(0.651)		(0.622)	(0.167)	(1.440)
Redemptions (4)	(0.120)		(0.250)	(0.089)	(0.459)
Profit & Loss (5)	0.127		0.176	0.052	0.355
Other (6)	0.145		0.143	(0.018)	0.270
End of Period AUM (1)	$2.820		$1.721	$0.628	$5.169

Average AUM (12)	$3.034		$1.817	$0.702	$5.553

(1) AUM uses values for: ZVAREF as of September 30, 2013, Epics and Co-Epics as of December 13, 2013, Euro Epics as of December 10, 2013, Galleria V and ZING VI as of December 12, 2013, ZING II and ZING X as of November 29, 2013 and ZING IX as of December 3, 2013.

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

(7) AUM uses values for: ZVAREF as of September 30, 2014, Epics and Co-Epics as of December 22, 2014, Euro Epics and Galleria V as of December 10, 2014, ZING IX as of December 3, 2014, CLO 1 as of December 4, 2014 and CLO 2 as of December 26, 2014. AUM as of December 31, 2014 has been updated to use the December 31, 2014 value of $0.795 for ZFC REIT. The previously reported AUM for December 31, 2014 was $4.134 and was previously reported using the value of ZFC REIT as of September 30, 2014 of $0.723 billion.

(8) Amount represents the pricing of CLO 1 and CLO 2. Balance includes $65 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

(9) Average is based on the beginning balance, quarterly balances and ending balance for the period presented.

(10) AUM balance has been presented on a pro forma basis consistent with the revised methodology used for 2014.

(11) Balance includes $30 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

(12) Average is based on the beginning and ending balance for the period presented.

Expenses

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Compensation and benefits	$61,779	$53,139	$8,640	16%
General, administrative and other	17,726	20,135	(2,409)	-12%
Depreciation and amortization	460	499	(39)	-8%
Expenses of Consolidated Funds	111,900	39,982	71,918	180%
Total Expenses	$191,865	$113,755	$78,110	69%

Total expenses increased by $78.1 million primarily due to the following:

·	A $8.6 million increase in compensation and benefits predominately due to the following: (i) a $1.0 million increase in bonuses paid in 2014 due to higher net operating income; (ii) a $(1.0) million decrease in base compensation and benefits; (iii) a $8.4 million increase in accrued expenses relating to the Income Unit Plan which was driven by an increase in both plan participants and profitability of ZGP; (iv) a $0.2 increase in Points paid to certain ZAIS Group employees resulting from an increase in incentive income earned on a private equity style fund.

·	A $(2.4) million decrease in general, administrative and other expenses, primarily due to the following: (i) a $(3.2) million decrease in professional fees due to the $(6.3) million of underwriting fees that ZAIS Group paid for the 2013 initial public offering of ZFC REIT, a $(0.6) million decrease in legal fees, a $(0.5) million decrease in marketing fees, a $(0.3) million decrease in other professional fees, a $0.2 million increase in accounting fees, and a $(0.1) million decrease in consulting fees, partially offset by a $4.8 million increase in accounting and legal costs relating to the Business Combination with HF2; (ii) a $(0.4) million decrease in travel and entertainment expenses; (iii) a $1.2 million increase in solicitation fees related to fees paid to third parties for soliciting investors to invest in a private equity-style fund.

·	A $71.9 million increase in expenses of Consolidated Funds was primarily allocated to non-controlling interests, as ZGP only has a minimal ownership interest, if any, in some of these funds.

Adjusted EBITDA Expenses (Non-GAAP)

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Compensation and benefits	$56,517	$42,306	$14,211	34%
Non-compensation expenses	17,726	20,135	(2,409)	-12%
Total Adjusted EBITDA Expenses	$74,243	$62,441	$11,802	19%

Adjusted EBITDA expenses increased by $11.8 million primarily due to the following:

·	A $14.2 million increase in compensation and benefits predominately due to the following: (i) a $14.2 million increase in Points paid to certain ZAIS Group employees resulting from an increase in incentive income earned on a private equity style fund; (ii) a $1.0 million increase in bonuses paid in 2014 due to higher net operating income; (iii) a $(1.0) million decrease in base compensation and benefits.

·	A $(2.4) million decrease in general, administrative and other expenses, primarily due to the following: (i) a $(3.2) million decrease in professional fees due to the $(6.3) million of underwriting fees that ZAIS Group paid for the 2013 initial public offering of ZFC REIT, a $(0.6) million decrease in legal fees, a $(0.5) million decrease in marketing fees, a $(0.3) million decrease in other professional fees, a $(0.2) million increase in accounting fees, and a $(0.1) million decrease in consulting fees, partially offset by a $4.8 million increase in accounting and legal costs relating to the Business Combination with HF2; (ii) a $(0.4) million decrease in travel and entertainment expenses; (iii) a $1.2 million increase in solicitation fees related to fees paid to third parties for soliciting investors to invest in a private equity-style fund.

Other Income

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Net gain (loss) on investments	$40	$(418)	$458	110%
Other income (expense)	256	13	243	1,869%
Net gains (losses) on Consolidated Funds’ investments	49,530	7,821	41,709	533%
Total Other Income (Loss)	$49,826	$7,416	$42,410	572%

Total other income increased by $42.4 million primarily due to a $41.7 million increase in net gains of Consolidated Funds. Substantially all of these net gains are allocated to non-controlling interests, as ZGP only has a minimal ownership interest, if any, in each of these funds. Consolidated Funds’ investments

Adjusted EBITDA Other Income (Non-GAAP)

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Net gain (loss) on investments	$1,514	$974	$540	55%
Other income (expense) – GAAP	256	13	243	1,869%
Total Adjusted EBITDA Other Income	$1,770	$987	$783	79%

Adjusted EBITDA other income increased by $0.8 million primarily due to a $0.5 million increase in net gain (loss) on investments ZAIS Group has in certain ZAIS Managed Entities.

Income Taxes

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Income tax (benefit) expense	$381	$329	$52	16%

Income tax expense increased by $0.05 million due to an increase in income taxes for ZAIS Group’s Shanghai subsidiary. See Note 11 to the ZGP’s consolidated financial statements for information regarding the items affecting ZGP’s effective income tax rate.

 As of and for the years ended December 31, 2014 and December 31, 2013, the Company was not required to establish a liability for uncertain tax positions .

Foreign currency translation adjustment

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$(622)	$(131)	$(491)	-375%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to redeemable non-controlling interests:

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Redeemable non-controlling interests	$41,040	$44,323	$(3,283)	-7%

Non-controlling interests in Consolidated Funds	$2,101	$1,751	$350	20%

Non-controlling interests in ZAIS Group Parent, LLC	$31,310	$2,615	$28,695	1,097%

·	A $(3.3) million decrease in the net income allocated to redeemable non-controlling interests is driven primarily by the decrease in income and net gains allocated to investors that have the right to redeem their interests.

·	A $0.4 million increase in the net income allocated to non-controlling interests of Consolidated Funds is driven primarily by the increase in income and net gains allocated to investors that do not have the right to redeem their interests.

·	A $28.7 million increase in net income allocated to ZGP was primarily due to the recognition of incentive income from private equity style funds partially offset by a decrease in management fees primarily due to the year-over-year reduction in AUM, which was driven by the liquidation of several hybrid private equity style funds during the year ended December 31, 2014. The increase is further offset by an increase in compensation and benefits as discussed above. The years compared above represent periods prior to the Business Combination and, as such, no income or loss has been allocated to the stockholders of ZAIS Group Holdings, Inc.

Adjusted EBITDA (Non-GAAP)

	Year Ended December 31,		Change
	2014	2013	$	%
	(dollars in thousands)
Adjusted EBITDA	$41,147	$14,757	$26,390	179%

Total Adjusted EBITDA increased by $26.4 million primarily due to increased management fees and incentive income due the liquidation of several private equity-style funds during 2014, as described further above.

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended December 31, 2015, year-to-date (“YTD”) and inception-to-date (“ITD”) through December 31, 2015 for the following funds.

Fund Name (1)	Net Asset Value as of December 31, 2015	Net Return for the Month Ended December 31, 2015 (2)	Net YTD Return through December 31, 2015 (2)	Net ITD Return through December 31, 2015 (2)
ZAIS Opportunity Fund (3)	$386,324,701	-5.77%	-9.35%	356.55%
ZAIS INARI Fund	$360,712,851	-1.26%	0.03%	25.31%

The below table sets forth estimated unaudited net performance returns for the month ended February 29, 2016, YTD and ITD through February 29, 2016 for the following funds.

Fund Name (1)	Estimated Net Return for the Month Ended February 29 2016 (4)	Estimated Net YTD Return through February 29 2016 (4)	Estimated Net ITD Return through February 29 2016 (4)
ZAIS Opportunity Fund (3) (5)	-6.6%	-13.59%	294.51%
ZAIS INARI Fund	-1.8%	-4.25%	19.99%

(1)	The performance data in the tables above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date GAAP returns for years after 2008 would be lower than the adjusted returns presented.

(4)	The month end, YTD and ITD net returns are based on management’s unaudited estimates, as of the date hereof, for performance of the above referenced funds for the period indicated. Such performance results may change upon calculation of the final month-end net asset value of the above referenced funds, and any such changes could be material.

(5)	Estimated unaudited net return reflects a blended return for all share classes of ZAIS Opportunity Fund taken as a whole, including fee paying and non-fee paying investors.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to its funds; and (4) prior to the Business Combination, making distributions to its sole member. At December 31, 2015 and December 31, 2014, the Company’s cash and cash equivalents were $44.4 million and $7.7 million, respectively, including investments in money market funds and United States government obligations.

The Company’s material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund its business requirements with the proceeds from the Business Combination. For the year ended December 31, 2015, the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $(9.0) million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. Current projections indicate that this negative working capital trend is likely to continue in 2016.

ZAIS adopted ASU 2015-02 effective January 1, 2015 on a modified retrospective basis which resulted in the deconsolidation of several ZAIS Managed Entities on January 1, 2015. At December 31, 2015 the consolidated financial statements reflect the cash flows of ZAIS’s operating businesses and ZAIS ZEPHYR A-6, L.P., the only ZAIS Managed Entity required to be consolidated under ASU 2015-02. For all periods prior to January 1, 2015, the consolidated financial statements reflect the cash flows of its operating business as well as the results of several ZAIS Managed Entities which were previously required to be consolidated. The assets of ZAIS Group’s Consolidated Funds, on a gross basis, are significantly greater than the assets of ZAIS’s operating businesses and therefore have a substantial effect on its reported cash flows. The primary cash flow activities of the Consolidated Funds include: (1) raising capital from third party investors, which is reflected as redeemable non-controlling interests and non-controlling interests in the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities; (3) collecting interest and dividend income; (4) generating cash through the realization of certain investments; and (5) distributing cash to investors. The Consolidated Funds are treated as investment companies under U.S. GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations. As a result of this, current period cash flows on a consolidated basis will not be comparable to prior periods presented,

As of December 31, 2015, a portion of the proceeds of the Business Combination had been committed to expand existing product lines. To provide ZAIS Group with the opportunity to continue to expand its corporate CLO business, up to $51 million of equity capital has been committed to a majority owned subsidiary of ZAIS Group which would allow the subsidiary to invest in ZAIS Group managed CLO vehicles and thereby satisfy the risk retention requirements for CLO managers under the Securities Exchange Act of 1934. As of December 31, 2015, $15.4 million had been contributed. ZAIS Group contributed an additional $5.1 million in January 2016. There is no assurance that the full $51 million committed will be used or as to the period of time during which this utilization may be required. ZAIS Group serves as the general partner of the majority-owned subsidiary and determines when, and to what extent, capital will be called. We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines, including our residential whole loan activities, which are currently incurring losses or not otherwise meeting our expectations for contributing to our earnings. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy, and we will be exiting those activities in an orderly fashion. In connection with this decision and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group. This includes six employees that will be departing over the next two months.  This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We expect total severance charges in the amount of $628,000 during the six months ended June 30, 2016. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively.

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

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(39,084)	$(157,063)	$530,992
Net cash provided by (used in) investing activities	(13,348)	129,596	(64,280)
Net cash provided by (used in) financing activities	88,874	27,321	(466,149)
Change in cash and cash equivalents denominated in foreign currency	245	(622)	232
Net change in cash and cash equivalents	$36,687	$(768)	$795

Operating Activities

Net cash provided by (used in) operating activities is primarily driven by ZAIS Group’s earnings in the respective periods after adjusting for non-cash compensation and fee income, net realized (gain) loss on investments and net change in unrealized (appreciation) depreciation on investments that are included in net income. Cash used to purchase investments and the proceeds from the sale of such investments are also reflected in the Company’s operating activities as investing activities of the Consolidated Funds, pursuant to investment company accounting guidance. ZAIS adopted ASU 2015-02 effective January 1, 2015 on a modified retrospective basis which resulted in the deconsolidation of several ZAIS Managed Entities on January 1, 2015. The cash flows from operations for the years ended December 31, 2014, and December 31, 2013 reflect the operating activities of several ZAIS Managed Entities that are no longer consolidated in 2015. While the net cash flow used in and provided by operating activities represent significant variances between net income and cash flows from operations, the movements within the Consolidated Funds do not impact the Company’s liquidity or earnings trends.

Net cash flow used in operating activities was $(39.1) million for the year ended December 31, 2015 was driven by net losses of the Company of $(23.9) million, $(2.5) million of compensation payable, and net purchases of investments (net of proceeds from sales) by the Consolidated Funds of $(30.0) million, and offset by $8.7 million of income and fees receivable, $4.9 million of non-cash stock based compensation charges and $2.7 million relating to the non-cash charge of goodwill impairment.

Net cash flow used in operating activities was $(157.1) million for the year ended December 31, 2014. This amount primarily includes the Company’s net income of $74.5 million and an increase in cash and cash equivalents of the Consolidated Funds of $42.0 million, offset by net purchases of investments (net of proceeds from sales) by the Consolidated Funds of $(229.9) million.

Net cash flow provided by operating activities was $531.0 million for the year ended December 31, 2013. This amount primarily includes the Company’s net income of $48.7 million, the net proceeds from the sale of investments (net of purchases) by the Consolidated Funds of $485.1 million; and an increase in cash and cash equivalents of the Consolidated Funds of $24.7 million.

Investing Activities

The Company’s net cash used in investing activities was $(13.3) million for the year ended December 31, 2015 which was due to purchases of investments of $(21.2) million, purchases of investments in affiliates of $(5.0) million and purchases of fixed assets of $(0.2) million offset by proceeds from sales of investments of $13.0 million.

The Company’s net cash provided by investing activities was $129.6 million for the year ended December 31, 2014 which was due to a decrease in restricted cash at the Consolidated Funds of $129.7 million offset by purchases of fixed assets of $(0.1) million.

The Company’s net cash used in investing activities was $(64.3) million for the year ended December 31, 2013 which was due to an increase in restricted cash at the Consolidated Funds of $(66.0) million and purchases of fixed assets of $(0.3)million offset by proceeds from the sale of investments of $2.1 million.

Financing Activities

The Company’s net cash provided by financing activities was $88.9 million for the year ended December 31, 2015 which was due to net proceeds from the Business Combination of $73.5 million, contributions from non-controlling interests of Consolidated Funds of $14.8 million, proceeds from the issuance of notes payable in conjunction with the Business Combination of $1.3 million offset by distributions to non-controlling interests of ZGP of $(0.7) million.

The Company’s net cash provided by financing activities was $27.3 million for the year ended December 31, 2014 which was due to proceeds from the issuance of notes payable of Consolidated CLOs of $635.3 million and contributions from non-controlling interests of $8.6 offset by net payments on notes payable of Consolidated CLOs of $(510.6) million, distributions to non-controlling interests of $(83.0) million, distributions to ZGP’s members of $(22.2) million and repayments on debt obligations of $(0.8) million.

The Company’s net cash used in financing activities was $(466.1) million for the year ended December 31, 2013 which was due to net payments on notes payable of Consolidated CLOs of $(373.4) million, distributions to non-controlling interests of $(97.6) million, distributions to ZGP’s members of $(19.7) million and repayments on debt obligations of $0.7) million, offset by contributions from non-controlling interests of $25.2 million.

Future Sources and Uses of Liquidity

The Company’s initial sources of liquidity will be (1) cash on hand, (2) cash flows from operations, including management fee income and incentive income, (3) realizations on its investments in ZAIS Managed Entities and (4) net proceeds from the Business Combination. ZAIS believes that these sources of liquidity will be sufficient to fund the Company’s working capital requirements and to meet the Company’s current commitments. The Company’s primary liquidity needs will be comprised of cash to (1) fund the Company’s operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business, including the expansion of ZAIS Group’s CLO management business, which will become more capital-intensive in light of current European Union and United States risk retention rules; (3) fund ZAIS Group’s potential commitments to new funds that it may advise; (4) provide capital to facilitate its expansion into businesses that are complimentary to ZAIS Group’s existing investment management business; and (5) pay income taxes, to the extent that taxable income is generated.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2015, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2016	2017 - 2018	2019 - 2020	2021 - Thereafter	Total
	(dollars in thousands)
Notes Payable (1)	$—	$1,250	$—	$—	$1,250
Estimated interest on notes payable (1)	7	1	—	—	8
Operating leases (2)	938	728	—	—	1,666
Total Contractual Obligations	$945	$1,979	$—	$—	$2,924

(1)	Represents the expected future principal and interest payments on our Notes Payable issued to underwriters in conjunction with the closing of the Business Combination. Interest is based on the applicable federate rate as published by the Internal Revenue Service (“AFR”) in effect as of December 31, 2015.

(2)	Presents the minimum rental payments required under operating leases for office space.

Off-Balance Sheet Arrangements

As of December 31, 2015 and December 31, 2014, the Company did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

See Note 3 to the Company’s consolidated financial statements included in this Form 10-K for a description of recent accounting pronouncements and their impact on the Company.

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliation of the Company’s GAAP net income (loss) to its non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) for the periods presented in the Company’s MD&A and Item 6. Selected Financial Data:

	Year ended December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Consolidated net income (loss), net of tax (GAAP Net Income (loss))	$(23,862)	$74,451	$48,689	$179,447
Addback: Elimination of Management fee income	—	9,777	10,172	6,840
Addback: Elimination of Incentive income	—	18,862	19,216	27,979
Addback: Elimination of Other revenues	—	50	143	263
Addback: Elimination of net gain (loss) on investments	154	1,474	1,392	2,912
Less: Income of Consolidated Funds	—	(131,940)	(108,678)	(116,118)
Addback: Expenses of Consolidated Funds	206	111,900	39,982	96,694
Net (gain) loss on Consolidated Funds’ investments	(509)	(49,530)	(7,821)	(120,038)
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(24,011)	$35,044	$3,095	$77,979

The following tables present the reconciliations of the Company’s GAAP pre-tax consolidated net income to its non-GAAP financial measures of Adjusted EBITDA for the periods presented in the Company’s MD&A and Item 6. Selected Financial Data:

	Year ended December 31,
	2015	2014(1)	2013(1)	2012(1)
	(Dollars in thousands)
Adjusted EBITDA - Non GAAP
Pre-tax Consolidated Net Income (loss) (GAAP pre-tax net income (loss))	$(23,707)	$74,832	$49,019	$181,096
Addback: Elimination of Management fee income	—	9,777	10,172	6,840
Addback: Elimination of Incentive income	—	18,862	19,216	27,979
Addback: Elimination of Other revenues	—	50	143	263
Addback: Elimination of Net gain (loss) on investments	154	1,474	1,392	2,912
Less: Income of Consolidated Funds	—	(131,940)	(108,678)	(116,118)
Addback: Expenses of Consolidated Funds	206	111,900	39,982	96,694
Net (gain) loss on Consolidated Funds’ investments	(509)	(49,530)	(7,821)	(120,038)
Addback: Compensation attributable to Income Unit Plan	198	12,414	3,979	—
Addback: Compensation attributable to equity compensation	4,862	—	—	—
Addback: Severance costs	1,116	537	—	—
Addback: Impairment loss on goodwill	2,655	—	—	—
Reclassification of incentive compensation	(33)	(7,689)	6,854	(12,997)
Addback: Depreciation and amortization	730	460	499	374
Adjusted EBITDA – Non-GAAP	$(14,328)	$41,147	$14,757	$67,005

(1)	– Prior period calculations of Adjusted EBITDA have been modified to conform to the current period presentation of Adjusted EBITDA. Accordingly, prior period amounts will differ from amounts disclosed in prior filings.

Adjusted EBITDA Revenues

The following tables present the reconciliations of the components of Adjusted EBITDA revenues to the respective GAAP measure for the periods presented in this MD&A and Item 6. Selected Financial Data:

	Year ended December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Management fee income – GAAP	$15,802	$18,561	$26,579	$30,546
Adjustment to management fee income (1)	—	9,777	10,172	6,840
Management fee income – Adjusted EBITDA Basis – Non- GAAP	$15,802	$28,338	$36,751	$37,386

Incentive income – GAAP	$7,131	$65,889	$18,835	$99,563
Adjustment to incentive income (1)	—	18,862	19,216	27,979
Incentive income – Adjusted EBITDA Basis – Non- GAAP	$7,131	$84,751	$38,051	$127,542

Other revenues – GAAP	$298	$481	$1,265	$1,065
Adjustment to Other revenues (1)	—	50	143	263
Other revenues – Adjusted EBITDA Basis – Non- GAAP	$298	$531	$1,408	$1,328

(1)	Adjustment to exclude the impact of eliminations of the Consolidated Funds.

Adjusted EBITDA Expenses

The following tables present the reconciliations of the components of Adjusted EBITDA expenses to the respective GAAP measure for the periods presented in this MD&A and Item 6. Selected Financial Data:

	Year ended December 31,
	2015	2014	2013	2012
	(Dollars in thousands)
Compensation and benefits – GAAP	$26,971	$61,779	$53,139	$64,205
Adjustment to Compensation and benefits (1)	(6,143)	(5,262)	(10,833)	12,997
Compensation and benefits – Adjusted EBITDA Basis – Non- GAAP	$20,828	$56,517	$42,306	$77,202

Non-compensation expenses – GAAP	$17,794	$18,186	$20,634	$24,735
Adjustment to Non-compensation expenses (2)	(730)	(460)	(499)	(374)
Non-compensation expenses – Adjusted EBITDA Basis – Non- GAAP	$17,064	$17,726	$20,135	$24,361

(1)	Adjustment to exclude equity-based compensation, expense related to the Income Unit Plan and severance as management does not consider these expenses to be reflective of our ongoing operating performance. Additionally, expenses related to Points awards are being reclassed into the period where the related incentive income is being earned.

(2)	Adjustment to exclude depreciation and amortization expense.

Adjusted EBITDA Other Income

The following table presents the reconciliation of the components of Adjusted EBITDA other income to the respective GAAP measure for the periods presented in this MD&A and Item 6. Selected Financial Data:

	Year ended December 31,
	2014	2015	2013	2012
	(Dollars in thousands)
Net gain (loss) on investments – GAAP	$32	$40	$(418)	$(511)
Adjustment to Net gain (loss) on investments (1)	154	1,474	1,392	2,912
Net gain (loss) on investments – Adjusted EBITDA Basis – Non- GAAP	$186	1,514	$974	$2,401

(1)	Adjustment to exclude the impact of eliminations of the Consolidated Funds.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Our predominant exposure to market risk is related to ZAIS Group’s investments in the ZAIS Managed Entities and its role as general partner or investment manager for the ZAIS Managed Entities, and the sensitivities to movements in the fair value of their investments that may adversely affect our net gain (loss) on investments, management fees and incentive income.

Fair value of the financial assets and liabilities of the ZAIS Managed Entities may fluctuate in response to changes in the value of investments, foreign currency exchange rates, commodity prices and interest rates. The fair value changes in the assets and liabilities of the ZAIS Managed Entities affect the net gain (loss) on investments, management fees and incentive income ZAIS Group may earn from the ZAIS Managed Entities.

With regards to the Consolidated Funds, for all periods prior to January 1, 2015, the effective adoption date of ASU 2015-02, the net effect of these fair value changes primarily impacted the net gains (losses) of Consolidated Funds in our consolidated statements of comprehensive income (loss); however, substantially all of these fair value changes were absorbed by the investors of these funds rather than ZAIS Group, which had little, if any, interest in the funds. In some instances, ZAIS Group was entitled to a portion of these earnings through our incentive income allocation as general partner of these funds. Effective January 1, 2015 and subsequent to the adoption of ASU 2015-02, ZAIS Group now consolidates one ZAIS Managed Entity in which it has a majority ownership interest and, accordingly, changes in fair value of the Consolidated Fund could have a material impact on the Company’s allocable share of consolidated net income (loss).

Credit Risk

All of the asset types held within the ZAIS Managed Entities are exposed to many risks, including credit risk. Credit risk arises in two forms; (1) debt issuers in the underlying ZAIS Managed Entities may fail to fulfill their obligations or the collateral value may become inadequate to cover our exposure and the market value of the instrument declines in price; and (2) the ZAIS Managed Entities may also face counterparty risk whereby the ZAIS Managed Entities have posted collateral in support of a derivative or repurchase contract and the counterparty becomes insolvent. Credit risk is monitored on an ongoing basis by the ZAIS Group risk management group who works with the ZAIS Group portfolio management team if it detects situations where economic performance is declining or a position does not conform to internal risk tolerances. The ZAIS Group risk management group manages counterparty risk by limiting term credit risk to highly rated financial institutions and by requiring additional collateral where appropriate.

Market Risk

Market risk is monitored on an ongoing basis by the ZAIS Group risk management group that conducts monthly stress tests for the asset types held within certain of our funds and separately managed accounts using five scenarios — base, modest upside, strong upside, modest downside and severe downside risk scenarios. At December 31, 2015, the severe downside market stress scenario shows that the three year annualized downside return would be (4.98)%.

A (4.98)% decline in the fair market value of the AUM for ZAIS Managed Entities at December 31, 2015 would impact ZAIS Group’s management fee income by approximately $(0.3) million. A decline in the fair market value of the AUM for ZAIS Group’s structured vehicles at December 31, 2015 would not impact ZAIS Group’s management fee income because the management fee on these vehicles is based on notional par value, not market value except in the case where assets may be distressed or defaulted in which case the trustee would price these respective assets at the lower of the market value or their expected recovery rate provided by the rating agencies.

Investments in ZAIS Managed Entities

In 2015, ZAIS Group committed approximately $56 million to be invested in two ZAIS Managed Entities, of which approximately $20 million had been funded through December 31, 2015. These investments differ from other risks because ZAIS Group is exposed to the direct risk of loss of principal versus a decline in AUM and resultant lower management fees. Both of these investments i) are in ZAIS Managed Entities which employ a high degree of financial leverage (either directly or indirectly through its underlying investments) and ii) carry first loss risk. The estimated risk of loss for these investments in a severe market downturn could reach as high as (90)% or approximately $(18) million (based on amounts funded through December 31, 2015). ZAIS Group also holds general partner investments in certain ZAIS Managed Entities which are also exposed to direct risk of loss of principal.

Exchange Rate Risk

Certain of ZAIS Managed Entities hold investments denominated in non-U.S. dollar currencies which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. However, our foreign currency exposure is hedged with forward foreign exchange contracts which substantially offset the risk of foreign currency movements against the U.S. dollar. We estimate that as of December 31, 2015, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which certain of ZAIS Managed Entities have exposure to exchange rates would impact the asset values of these entities in the aggregate of plus or minus 0.001% and would not significantly impact our management fees.

Interest Rate Risk

Certain of ZAIS Managed Entities have financing arrangements and hold credit instruments that accrue interest at variable rates linked to LIBOR. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of December 31, 2015, we estimate that the net effect on the net asset value of certain ZAIS Managed Entities would be a decline of approximately (0.0164)% which would not significantly impact our management fees.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm	75

Consolidated Financial Statements

Consolidated Statements of Financial Condition	76

December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss)	77

For the Years Ended December 31, 2015, December, 31, 2014 and December 31, 2013

Consolidated Statements of Changes in Equity, Non-controlling Interests and Redeemable Non-controlling Interests	78

For the Years Ended December 31, 2013, December 31, 2014, and December 31, 2015

Consolidated Statements of Cash Flows	79

For the Years ended December 31, 2015, December 31, 2014 and December 31, 2013

Notes to Consolidated Financial Statements	80

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
ZAIS Group Holdings, Inc.:

We have audited the accompanying consolidated statements of financial condition of ZAIS Group Holdings, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), changes in equity, non-controlling interests and redeemable non-controlling interests, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAIS Group Holdings, Inc. and Subsidiaries as of December 31, 2015, and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 10, 2016

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands)

	December 31, 2015	December 31, 2014

Assets
Cash and cash equivalents	$44,351	$7,664
Income and fees receivable	2,529	4,283
Investments, at fair value	8,169	—
Investments in affiliates, at fair value	5,242	104
Due from related parties	748	648
Fixed assets, net	544	1,091
Prepaid expenses	776	1,543
Goodwill	—	2,655
Other assets	310	655
Assets of Consolidated Funds
Cash and cash equivalents	33	94,212
Restricted cash	—	30,265
Investments, at fair value	30,509	1,126,737
Investments in affiliated securities, at fair value	—	31,457
Derivative assets, at fair value	—	6,648
Other assets	—	11,577
Total Assets	$93,211	$1,319,539

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Notes payable	$1,255	$—
Compensation payable	3,575	6,094
Due to related parties	175	32
Fees payable	756	1,315
Other liabilities	1,546	1,735
Liabilities of Consolidated Funds
Notes payable of consolidated CLOs, at fair value	—	749,719
Securities sold, not yet purchased	—	19,308
Derivative liabilities, at fair value	—	5,785
Due to broker	—	21,047
Other liabilities	101	32,863
Total Liabilities	7,408	837,898

Commitments and Contingencies (Note 14)

Redeemable Non-controlling Interests	—	452,925

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 13,870,917 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively.	—	—
Additional paid-in capital	60,817	—
Retained earnings (Accumulated deficit)	(13,805)	18,189
Accumulated other comprehensive income (loss)	158	186
Total stockholders’ equity, ZAIS Group Holdings, Inc.	47,171	18,376
Non-controlling interests in ZAIS Group Parent, LLC	23,716	—
Non-controlling interests in Consolidated Funds	14,916	10,340
Total Equity	85,803	28,716
Total Liabilities, Redeemable Non-controlling Interests and Equity	$93,211	$1,319,539

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands)

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Revenues
Management fee income	$15,802		$18,561		$26,579
Incentive income	7,131		65,889		18,835
Other revenue	298		481		1,265
Income of Consolidated Funds	—		131,940		108,678
Total Revenues	23,231		216,871		155,357
Expenses
Compensation and benefits	26,971		61,779		53,139
General, administrative and other	17,064		17,726		20,135
Depreciation and amortization	730		460		499
Expenses of Consolidated Funds	206		111,900		39,982
Total Expenses	44,971		191,865		113,755
Other income (loss)
Net gain (loss) on investments	32		40		(418)
Other income (expense)	147		256		13
Impairment loss on goodwill	(2,655)		—		—
Net gains (losses) of Consolidated Funds’ investments	509		49,530		7,821
Total Other Income (Loss)	(1,967)		49,826		7,416
Income (loss) before income taxes	(23,707)		74,832		49,018
Income tax (benefit) expense	155		381		329
Consolidated net income (loss), net of tax	(23,862)		74,451		48,689
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	238		(622)		(131)
Total Comprehensive Income (Loss)	$(23,624)		$73,829		$48,558
Allocation of Consolidated Net Income (Loss), net of tax
Redeemable non-controlling interests	$—		$41,040		$44,323
Non-controlling interests in Consolidated Funds	149		2,101		1,751
Stockholders’ equity, ZAIS Group Holdings, Inc.	(13,805)		—		—
Non-controlling interests in ZAIS Group Parent, LLC	(10,206)		31,310	(1)	2,615	(1)
	$(23,862)		$74,451		$48,689
Allocation of Total Comprehensive Income (Loss)
Redeemable non-controlling interests	$—		$41,014		$44,289
Non-controlling interests in Consolidated Funds	149		2,101		1,751
Stockholders’ equity, ZAIS Group Holdings, Inc.	(13,647)		—		—
Non-controlling interests in ZAIS Group Parent, LLC	(10,126)		30,714		2,518
	$(23,624)		$73,829		$48,558

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(1.26)		$4.47		$0.37
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(1.37)		$4.47		$0.37

Weighted average shares of Class A common stock outstanding:
Basic	10,982,726	(4)	7,000,000	(3)	7,000,000	(3)
Diluted	17,982,726	(2) (4)	7,000,000		7,000,000

(1)	Amount represents the allocation to controlling interests in ZAIS Group Parent, LLC for all periods prior to the Business Combination

(2)	Number of diluted shares outstanding for periods after the Business Combination takes into account non-controlling interests in ZAIS Group Parent, LLC that may be exchanged for Class A common stock under certain circumstances. Refer to Note 2 for the details regarding the number of Units used to calculate earnings per share for periods prior to the Business Combination.

(3)	Represents 100% ownership of ZAIS Group prior to the Business Combination.

(4)	Pro-rated based on the portion of the period preceding and following the Business Combination

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity,
Non-controlling Interests and Redeemable Non-controlling Interests
(Dollars in thousands except share amounts)

	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity	Redeemable non-controlling interests
	Shares	Amount	Shares	Amount
December 31, 2012	-	$1	-	$-	$-	$26,504	$879	$-	$3,140	$30,524	$473,914
Capital contributions	-	-	-	-	-	-	-	-	-	-	22,950
Equity-based compensation	-	-	-	-	-	178	-	-	-	178	63
Other Comprehensive income (loss)	-	-	-	-	-	-	(97)	-	-	(97)	(34)
Capital distributions/ redemptions	-	-	-	-	-	(19,741)	-	-	(21)	(19,762)	(97,903)
Consolidated Net Income (loss)	-	-	-	-	-	2,615	-	-	1,751	4,366	44,323
Repurchase of ZAIS Group membership interests	-	-	-	-	-	115	-	-	-	115	(115)
December 31, 2013	-	$1	-	$-	$-	$9,671	$782	$-	$4,870	$15,324	$443,198
Capital contributions	-	-	-	-	-	-	-	-	339	-	6,600
Equity-based compensation	-	-	-	-	-	(97)	-	-	-	(97)	(29)
Other Comprehensive income (loss)	-	-	-	-	-	-	(596)	-	-	(596)	(26)
Capital distributions/ redemptions	-	-	-	-	-	(22,200)	-	-	(2,280)	(24,480)	(34,727)
Distribution-in-kind	-	-	-	-	-	(5,310)	-	-	-	(5,310)	-
Capital transfer	-	-	-	-	-	-	-	-	5,310	5,310	1,684
Consolidated Net Income (loss)	-	-	-	-	-	31,310	-	-	2,101	33,411	41,040
Repurchase of ZAIS Group membership interests	-	-	-	-	-	4,815	-	-	-	4,815	(4,815)
December 31, 2014	-	$1	-	$-	$-	$18,189	$186	$-	$10,340	$28,716	$452,925
Cumulative effect of adoption of ASU 2015-02 (See Note 3)	-	-	-	-	-	-	-	-	(10,340)	(10,340)	(452,925)
Distribution-in-kind	-	-	-	-	-	(1,145)	-	-	-	(1,145)	-
Equity-based compensation	-	-	-	-	-	63	-	-	-	63	-
Capital transfer	-	-	-	-	-	(370)	-	-	-	(370)
Equity transferred from HF2 Financial Management, Inc.	-	-	-	-	19	-	-	-	-	19	-
Recapitalization as a result of Business Combination	13,870,917	-	20,000,000	-	73,516	-	-	-	-	73,516	-
Distributions to non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	(13,416)	(16,737)	(186)	30,339	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	14,767	14,767
Capital distributions	-	-	-	-	-	-	-	(661)	-	(661)	-
Stock-based compensation charges	-	-	-	-	3,119	-	-	1,743	-	4,862	-
Consolidated Net Income (loss)	-	-	-	-	-	(13,805)	-	(10,206)	149	(23,862)	-
Rebalancing of ownership between the Company and non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	(2,421)	-	-	2,421	-	-	-
Other Comprehensive income (loss)	-	-	-	-	-	-	158	80	-	238	-
December 31, 2015	13,870,917	$1	20,000,000	$-	$60,817	$(13,805)	$158	$23,716	$14,916	$85,803	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31, 2015	Year Ended December 31, 2014	Year Ended December 31, 2013

Cash Flows from Operating Activities
Consolidated net income (loss)	$(23,862)	$74,451	$48,689
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	730	460	499
Net (gain) loss on investments	(17)	(40)	418
Non-cash stock-based compensation	4,925	—	—
Non-cash impairment loss on goodwill	2,655	—	—
Interest expense on notes payable	5	—	—
Operating cash flows due to changes in:
Income and fees receivable	8,694	(486)	3,330
Due from related parties	220	(133)	(160)
Prepaid expenses	812	130	(280)
Other assets	347	34	248
Compensation payable	(2,519)	(5,674)	(899)
Due to related parties	144	—	—
Other liabilities	(777)	(83)	(3,379)
Consolidated Funds related items:
Purchases of investments and investments in affiliated securities	(30,000)	(1,210,741)	(480,518)
Proceeds from sale of investments and investments in affiliated securities	—	980,857	965,612
Amortization of premium and discount	—	(6,360)	(17,389)
Net realized (gains) losses on investments	—	16,819	(12,521)
Net change in unrealized (gain) loss on investments	(509)	(3,946)	(74,093)
Net change in unrealized (gain) loss on notes payable	—	(96,500)	87,752
Change in cash and cash equivalents	(33)	42,019	24,732
Change in due from affiliates	—	3,869	984
Change in other assets	—	9,625	(3,436)
Change in due to broker	—	21,047	—
Change in other liabilities	101	17,589	(8,597)
Net Cash Provided by (Used in) Operating Activities	(39,084)	(157,063)	530,992

Cash Flows from Investing Activities
Continuing Operations
Purchases of fixed assets, net	(190)	(143)	(346)
Purchases of investments in affiliates	(5,000)	—	—
Proceeds from sale of investments in affiliates	17	—	2,053
Purchases of investments	(21,177)	—	—
Proceeds from sale of investments	13,002	—	—
Change in restricted cash	—	129,739	(65,987)
Net Cash Provided by (Used in) Investing Activities	(13,348)	129,596	(64,280)

Cash Flows from Financing Activities
Net proceeds from Business Combination	73,516	—	—
Ending cash at HF2 Financial Management, Inc.	2	—	—
Distributions/redemptions to non-controlling interests in Consolidated Funds, net of change in redemptions payable	—	(83,036)	(97,608)
Net payments on notes payable of consolidated CLOs	—	(510,600)	(373,354)
Proceeds from issuance of notes payable of consolidated CLOs	—	635,315	—
Proceeds from issuance of notes payable	1,250	—	—
Contributions from non-controlling interests	14,767	8,623	25,210
Distributions to non-controlling interests of ZGP	(661)	(22,200)	(19,741)
Repayments of debt obligations	—	(781)	(656)
Net Cash Provided by (Used in) Financing Activities	88,874	27,321	(466,149)

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	245	(622)	232
Net increase (decrease) in cash and cash equivalents	36,687	(768)	795
Cash and cash equivalents, beginning of period	7,664	8,432	7,637
Cash and cash equivalents, end of period	$44,351	$7,664	$8,432

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest	$—	$107,283	$56,823
Income tax (benefit) expense	$—	$381	$329

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Change in assets and liabilities of Consolidated Funds due to adoption of ASU 2015-02:
Total Assets of Consolidated Funds	$1,291,989	$—	$—
Total Liabilities of Consolidated Funds	$828,724	$—	$—
Assets and liabilities assumed in Business Combination :
Prepaid Expenses	$47	$—	$—
Other Liabilities	$30	$—	$—

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

ZAIS Group is an investment advisor registered with the SEC under the Investment Advisors Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles and ZAIS Financial Corp., a publicly traded mortgage real estate investment trust, (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including mortgage loans, bank loans, corporate credit instruments such as collateralized debt obligations (“CDOs”), collateralized loan obligations (together with CDOs referred to as “CLOs”) and various securities and instruments backed by these asset classes. ZAIS Group had approximately $4.157 billion of assets under management (“AUM”) as of December 31, 2015. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

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

On March 20, 2015, ZAIS made a decision to terminate the business operations of its Shanghai subsidiary. ZAIS Group ceased conducting regular business activities in Shanghai and the office is now closed. Final clearance from the relevant government authorities on the plan of liquidation is expected by the middle of 2016.

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

There were no additional shares of common stock of ZAIS or Class A Units of ZGP issued during the period from the Closing through December 31, 2015. On April 30, 2015, non-employee directors of ZAIS were collectively awarded 30,000 restricted stock units (“RSUs”) as part of their compensation for their service as directors of ZAIS. Refer to Note 10 for additional details regarding the RSUs.

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

ZGP may also issue up to 6,800,000 Class B units (“Class B Units”) at any time during the five year period following the Closing, a portion of which have already been awarded as described below. Of these Class B Units, 1,600,000 Class B-0 Units vest on the later of the date of grant and the second anniversary of the Closing, unless otherwise provided in the restricted unit agreement granting the Class B unit. The remaining 5,200,000 Class B Units are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”), which vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the Closing ranging, from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

As of December 31, 2015, there are 1,337,486 Class B-0 Units outstanding. No Class B-1, Class B-2, Class B-3 or Class B-4 Units have been awarded as of December 31, 2015. Refer to Note 10 for additional information relating to Class B units.

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

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). The objective of the guidance is to clarify the principles for recognizing revenue. ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance, and also enhances disclosure requirements around revenue recognition and the related cash flows. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting this new standard.

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

Non-Controlling Interests

The non-controlling interests within the consolidated statements of financial condition are comprised of: (i) redeemable non-controlling interests reported outside of the permanent capital section when investors have the right to redeem their interests from a Consolidated Fund or ZAIS Group; (ii) equity attributable to non-controlling interests in Consolidated Funds reported inside the permanent capital section when the investors do not have the right to redeem their interests and (iii) equity attributable to non-controlling interests in ZGP. The Company records redeemable non-controlling interests and non-controlling interests in the Consolidated Funds (excluding CLOs) to reflect the economic interests in those funds held by investors other than interests attributable to ZAIS Group. Subsequent to March 31, 2014, redeemable non-controlling interests represents investors in the Consolidated Funds who generally have the right to withdraw their capital after the end of a lock-up period as defined in the respective governing documents. Investors may withdraw their capital prior to the expiration of the lock-up period in certain limited circumstances that are beyond the control of ZAIS Group, such as instances in which retaining the equity interest could cause the investor to violate a law, regulation or rule. Prior to March 31, 2014, redeemable non-controlling interests also included membership interests held in ZAIS Group by employees and former employees of ZAIS Group. Income allocated to non-controlling interests in ZGP includes a portion of the management fee income received from ZAIS Financial Corp. that is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary, ZAIS REIT Management, LLC.

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

The Company’s consolidated financial statements also include variable interest entities for which ZAIS Group is considered the primary beneficiary, and certain entities that are not considered variable interest entities in which ZAIS Group has a controlling financial interest. Effective January 1, 2015 pursuant to Accounting Standards Codification (“ASC”) Topic 810, as amended by ASU 2015-02, all entities which were previously required to be consolidated have been deconsolidated. As of December 31, 2015, the consolidated financial statements only include ZAIS ZEPHYR A-6, LP which was launched in the fourth quarter of 2015. For all periods prior to January 1, 2015, these entities include ZAIS Opportunity Master Fund, Ltd., ZAIS Opportunity Domestic Feeder Fund, LP, ZAIS Opportunity Fund, Ltd., ZAIS Atlas Fund, LP, ZAIS Value-Added Real Estate Fund I, LP and certain CLOs. After the adoption of ASC Topic 810, as amended by ASU 2015-02, there were no CLOs required to be consolidated in the Company’s financial statements for the year ended December 31, 2015 and prior to the adoption of ASC Topic 810, as amended by ASU 2015-02, there were ten and eight CLOs consolidated in the Company’s financial statements for the years ended December 31, 2014 and December 31, 2013, respectively. The cumulative effect of the adoption of ASU 2015-02 was a $452,925,000 and a $10,940,000 reduction in redeemable non-controlling interests and non-controlling interests in Consolidated Funds, respectively, on January 1, 2015, which is reflected in the consolidated statement of changes in equity, non-controlling interests and redeemable non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation. Refer to Note 7 for additional disclosures around the Consolidated Funds.

The consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the Consolidated Funds on a gross basis. Except for CLOs, the majority of the economic interests in the Consolidated Funds, which are held by third-party investors, are reflected as non-controlling interests in the consolidated financial statements. For CLOs, the majority of the economic interests in these vehicles, which are held by outside parties, are reported as notes payable of consolidated CLOs in the consolidated financial statements. The notes payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, ZAIS Group may earn investment management fees, including, in some cases, subordinated management fees and contingent incentive fees. All of the management fee income, incentive income and net gain (loss) on investments earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation. However, because the eliminated amounts are earned from and funded by the non-controlling interests, income allocated to the non-controlling interests has been reduced, and the income allocated to ZGP has been increased by the amounts eliminated, of which ZAIS is allocated its pro-rata share as a member of ZGP. ZAIS Group does not recognize any incentive income based on the investment performance of ZAIS Managed Entities until the incentive income is (i) contractually receivable, (ii) fixed or determinable (also referred to as “crystallized”) and (iii) all related contingencies have been removed and collection is reasonably assured, (see policy disclosed under Management Fee Income, Incentive Income, and Other Income). Similarly, for any Consolidated Funds, the corresponding potential incentive expense based on the investment performance of the Consolidated Funds has not yet been deducted from the investor capital balances until the above criteria have been met. Therefore, the corresponding potential incentive income based on the investment performance of the Consolidated Funds that has not yet been recognized by ZAIS Group is included in non-controlling interests in the consolidated financial statements.

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

VOE Model

For entities where ZAIS Group has a variable interest, but are determined not to be a VIE, the Company makes a consolidation determination based on the entity’s legal structure. For corporate structures, including companies domiciled in the Cayman Islands, the Company consolidates those entities in which ZAIS Group has a voting interest of greater than 50% and has control over the significant operating, financial and investing decisions of the entity. For limited partnerships and limited liability companies, the Company consolidates entities in which it is a general partner or managing member, it has a greater than 50% ownership in the entity and third-party investors have no substantive rights to participate in the ongoing governance and operating activities or substantive kick-out rights.

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

Cash equivalents generally consist of excess cash that is swept daily into a money market fund, or into weekly or monthly term deposit accounts to earn short-term interest, or maintained as a short-term deposit. Additionally, the Company may from time-to-time invest in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the fair value option in order to include any gains or losses within consolidated net income (loss). These investments are also recorded as cash equivalents in the consolidated statement of financial condition. At December 31, 2015 and December 31, 2014, the Company had approximately $16,597,000 and $2,687,000, respectively, invested in money market funds and short-term deposits. At December 31, 2015 and December 31, 2014, the Company had approximately $25,998,000 and $0, respectively, invested in United States government obligations.

Investments and Investments in Affiliates at Fair Value

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

 In addition to the management fee income mentioned above, subordinated management fee income may be earned from the CLOs. The subordinated management fee income is additional revenue earned for the same service, but has a lower priority in the CLO vehicle’s cash flows. The subordinated management fee income is contingent upon the economic performance of the respective CLO’s investments. If the CLOs experience a certain level of investment defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees. Subordinated management fee income is recognized when collection is reasonably assured.

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

Revenue Concentration

For the year ended December 31, 2015, approximately 42% of the Company’s management fee income was earned from two investors, which accounted for approximately 23% of the Company’s AUM. Additionally, for the year ended December 31, 2015, the Company earned approximately 65% of its management fee income from 10 investors, which accounted for approximately 40% of the Company’s AUM.

Income and Fees Receivable

Income and fees receivable primarily includes management fees and incentive fees due from ZAIS Managed Entities, excluding the Consolidated Funds, and does not include any allowance for doubtful accounts. The Company did not recognize any bad debt expense for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. The Company believes all income and fee receivable balances are fully collectible.

Fees Payable

Fees payable represents management fees and incentive fees due to an investor in one of the ZAIS Managed Entities as a credit for fees charged to that investor on their investment balance in another ZAIS Managed Entity. The credit is recorded as a direct reduction to management fee income and incentive income in the consolidated statements of comprehensive income (loss).

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

Under the ZAIS Group, LLC Income Unit Plan (the “Income Unit Plan”), a portion of net operating income of ZAIS Group (after making certain adjustments) was due to certain employees of ZAIS Group. These amounts are accrued as compensation expense in the period incurred. This plan was terminated with an effective date of December 31, 2014. No further amounts are payable under this plan.

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

Compensation and benefits expense also includes compensation directly related to incentive income in the form of percentage interests (also referred to as “Points”) awarded to certain employees associated with the operation and management of certain ZAIS Managed Entities in the form of compensation agreements (“Points Agreements”). Under the Points Agreements, ZAIS Group has an obligation to pay certain employees and former employees a fixed percentage of the incentive income earned from the referenced entities. Amounts payable pursuant to these arrangements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs not later than when the related income is received. Most recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. There are currently outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements.

Pursuant to ZAIS’s 2015 Stock Incentive Plan, non-employee directors of ZAIS are eligible to receive RSUs as a component of compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or other material rights until such RSUs vest. The RSUs vest in full on the one year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, "Compensation - Stock Compensation” , the Company is measuring the expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This expense will be amortized equally over the one year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date. Refer to Note 10 for additional details regarding the RSUs.

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

Goodwill

Goodwill of approximately $2,655,000 resulted from the acquisition by ZGP of membership interests in ZAIS Group from a strategic founding investor in December of 2012. The goodwill is carried at cost in the consolidated statements of financial condition. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that a potential impairment may have occurred. The testing of goodwill for impairment is initially based on a qualitative assessment to determine if it is more likely than not that the fair value of the goodwill is less than the carrying value. If facts indicate that it is more likely than not that an impairment may exist, a two-step quantitative assessment is conducted to (a) calculate the fair value of the goodwill and compare it to the carrying value, and (b) if the carrying value exceeds its fair value, the difference is recognized as an expense in the period in which the impairment occurs. Goodwill was reassessed as management currently anticipates that the Company’s expenses will exceed its revenues in 2016, as they did in 2015. The Company prepared an updated valuation of ZAIS Group’s operating business using 1) a discounted cash flow analysis and 2) revenue multiples of comparable public asset management companies. The Company’s current valuation produced a range of values which were all significantly below the valuation used to measure the goodwill at its inception and, when the value was ascribed to all of the Company’s assets and liabilities, management determined that the fair value of goodwill was zero. The Company has therefore impaired the goodwill and recognized the full carrying value of goodwill as an expense for the year ended December 31, 2015. The impairment expense of $(2,655,000) is included in impairment loss on goodwill on the consolidated statements of comprehensive income.

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

Income Taxes

Prior to the reorganization and recapitalization due to the Business Combination, ZGP and its subsidiaries were pass-through entities for U.S. income tax purposes and their earnings flowed through to the owners without being subject to entity level income taxes. Accordingly, no provision for income taxes has been recorded in historical periods other than that related to ZGP’s foreign subsidiaries, which paid income taxes in their respective foreign jurisdictions. Following the reorganization, although ZGP and its subsidiaries continue to operate as pass-through entities for U.S. income tax purposes not subject to entity level taxes, ZAIS is taxable as a corporation for U.S. tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the ZAIS’ allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S related to the foreign subsidiaries.

The Company accounts for income taxes using the asset and liability method as prescribed in ASC 740 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income, the feasibility of tax planning strategies and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to our consolidated statements of comprehensive income (loss). During the year ended December 31, 2015, a full valuation allowance was recorded against the deferred tax asset. Further, we record our income taxes receivable and payable based upon our estimated income tax liability.

Pursuant to ASC 740-10, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement on Accounting for Income Taxes, the Company provides for uncertain tax positions based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. Management is required to determine whether a tax position is more likely than not to be sustained upon examination by tax authorities, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Because significant assumptions are used in determining whether a tax benefit is more likely than not to be sustained upon examination by tax authorities, actual results may differ from the Company's estimates under different assumptions or conditions.

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

Policies of Consolidated Funds

Prior to the adoption of ASU 2015-02 certain ZAIS Managed Entities, in which ZAIS Group has only a minority ownership interest or no ownership interest, are consolidated in the Company’s consolidated financial statements. The majority ownership interests in the Consolidated Funds are held by the investors in the Consolidated Funds, and these interests are included in non-controlling interests in the consolidated statements of financial condition. The management fees and incentive income from the Consolidated Funds are eliminated in consolidation, and the income allocated to ZAIS and non-controlling interests in ZGP has been increased by the amounts eliminated. Subsequent to the adoption of ASU 2015-02, the Company no longer consolidates these ZAIS Managed Entities if it has only a minority ownership interest or no ownership interest.

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

Due to Broker

Due to broker represents the Consolidated Funds’ payable to a broker for unsettled purchases as of December 31, 2014.

Investments at Fair Value

Investments and investments in affiliated securities are held at fair value. Please see Note 5 for information regarding the valuation of these assets.

Notes Payable of Consolidated CLOs

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

The notes payable of Consolidated CLOs are measured using the fair value of the financial assets, as further described in Note 5.

The Company’s consolidated net income (loss) reflects the Company’s economic interests in the CLOs, including (1) changes in the fair value of the beneficial interests retained by the Company and (2) beneficial interests that represent compensation for services.

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

Derivative Instruments

The Consolidated Funds may, from time to time, acquire assets or liabilities that protect against adverse movements in interest rates or credit performance (each a “Hedge Agreement”) with counterparties. The Consolidated Funds and the counterparty to each Hedge Agreement agree to make periodic payments on a specified notional amount. The payments can be made for a specified period of time, or may be triggered by a pre-determined credit event. The periodic payments may be based on a fixed or variable interest rate; the change in fair value of a specified security, basket of securities or index; or the return generated by a security. The consolidated CLOs, at December 31, 2014, also had a portfolio of credit default swaps which are used to obtain synthetic exposure to credit risk. These swaps are used as trading instruments, and not for hedging purposes.

The Consolidated Funds recognize all derivatives as assets or liabilities in the consolidated statements of financial condition at fair value. Changes in fair value are recognized in the consolidated statements of comprehensive income (loss).

In connection with their derivative activities, the Consolidated Funds have elected not to offset fair value amounts recognized for cash collateral against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting arrangement. At December 31, 2015 and December 31, 2014, the Consolidated Funds have cash collateral receivables of approximately $0 and $30,265,000, respectively with counterparties under the same master netting arrangement and is included in restricted cash in the consolidated statements of financial condition.

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

4. Investments in Affiliates

The Company applied the Fair Value Option to its interests in the ZAIS Managed Entities that are not consolidated, and would have otherwise been subject to the equity method of accounting. At December 31, 2015 and December 31, 2014, the fair value of these investments was approximately $5,242,000 and $104,000, respectively. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company recorded an unrealized gain (loss) of approximately $(5,000), $3,000 and $32,000, respectively, associated with the investments still held at the end of each respective period. Such amounts are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

At December 31, 2015, December 31, 2014 and December 31, 2013, no equity investment, individually or in the aggregate, held by the Company exceeded 10% of the total consolidated assets or income. As such, the Company did not present separate or summarized financial statements for any of its investees.

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

Investments

The Company determines the fair value of investments in short term high investment grade mutual funds using quoted market prices and, accordingly, the Company classifies these investments as Level 1.

The Company determines the fair value of investments in CLOs, RMBS and CMBS, corporate bonds, mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”) generally using third party valuation services. ZAIS Group verifies that the quotes received from the valuation services are reflective of fair value as defined in U.S. GAAP, generally by comparing to trading activity for similar asset classes, pricing research provided by banks and brokers, the indicative broker quotes and results from ZAIS Group’s proprietary models.

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

The Company also employs valuation agents for marks on leveraged loans in connection with CLOs under management and independent valuation agents for certain commercial real estate investments.

Net gains or losses on investments are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

Collateralized Loan Obligation – Warehouse

A Collateralized Loan Obligation Warehouse (the "CLO - Warehouse") was organized for the purpose of holding syndicate bank loans, also known as leveraged loans, during the warehouse period of an impending collateral loan obligation vehicle.  During the warehouse period, the CLO - Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle closes; at this time the underlying assets held by the CLO - Warehouse are securitized into a collateralized loan obligation vehicle and the underlying loans will be transferred in at their original cost.

If it is determined, at any given time, that the securitization period will not be achieved, the fair value of the CLO - Warehouse will be determined based on the fair value of the underlying bank loan positions which are valued in a manner consistent with Investment Adviser’s valuation policy and procedures.  The fair value of the CLO - Warehouse was determined by adding the excess spread (accrued interest plus interest received less financing cost) to the CLO - Warehouse equity contribution made by the Consolidated Fund.  The net excess spread was 1.7% as of December 31, 2015. Changes in the fair value of the CLO - Warehouse are reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

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

Interest Rate Swaps

An interest rate swap is an agreement between a Consolidated Fund and a counterparty to exchange periodic interest payments where one party to the contract makes a fixed rate payment in exchange for a floating rate payment from the other party. The dollar amount each party pays is an agreed-upon periodic interest rate multiplied by some predetermined dollar principal (notional amount). No principal (notional amount) is exchanged between the two parties at trade initiation date. Only interest payments are exchanged. The Consolidated Funds utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swap agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 in the fair value hierarchy. The Consolidated Funds' interest rate swap agreements are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At December 31, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative. Changes in the fair value of the contract are reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

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

Swaptions

The Consolidated Funds may write swaption contracts (“Swaptions”) to manage exposure to fluctuations in interest rates and credit spreads and to enhance portfolio yield. Swaptions written by the Consolidated Funds represent an option that gives the purchaser the right, but not the obligation, to enter into a previously agreed upon swap contract on a future date. If a written call Swaption is exercised, the writer will enter into a swap and is obligated to pay a fixed rate of interest and receive a floating rate of interest or receive protection payments on a credit index in exchange. If a written put Swaption is exercised, the writer will enter into a swap and is obligated to pay a floating rate of interest or make protection payments on a credit index and receive a fixed rate in exchange. Swaptions are marked to market based upon quotations from market makers, and the change in fair value is reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss). When the Consolidated Funds write a Swaption, the premium received is recorded as a liability and is subsequently adjusted to the current fair value of the Swaption. A gain or loss is recognized when Swaptions expire or are closed. Premiums received from writing Swaptions that expire are treated by the Consolidated Funds as realized gains from Swaptions written. The difference between the premium and the amount paid on effecting a closing purchase transaction is also treated as a realized gain, or if the premium is less than the amount paid for the closing purchase, as a realized loss. The Consolidated Funds bear the market risk on Swaptions arising from any change in index values or interest rates. The Consolidated Funds utilize proprietary modeling analysis or industry standard third party analytics to support the counterparty valuations received for interest rate swaption agreements. These counterparty valuations are generally based on models with observable market inputs such as interest rates and contractual cash flows, and, as such, are classified as Level 2 in the fair value hierarchy. The Consolidated Funds’ Swaptions are governed by International Swap and Derivative Association trading agreements, which are separately negotiated agreements with dealer counterparties. At December 31, 2015 and December 31, 2014, no credit valuation adjustment was made in determining the fair value of the derivative.

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

Cashflow Swap

A cashflow swap contract is an agreement between two counterparties, whereby the counterparty will fund a portion of the amounts payable on certain CLO notes payable or certain other derivative contracts if the cash flows from the underlying investments are insufficient to pay such amounts. The cashflow swap contracts are marked to market based upon quotations from market makers, and the change in fair value is reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

Notes Payable of Consolidated CLOs

As a result of the adoption of ASU 2015-02, the CLOs are no longer required to be consolidated effective January 1, 2015. The following policy applies for all periods prior to January 1, 2015.

In accordance with ASU 2014-13, the Company can elect to measure both the financial assets and the financial liabilities of the CLOs in its consolidated financial statements using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The notes payable of Consolidated CLOs’ are measured using the fair value of the financial assets.

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

At December 31, 2015, the Company held investments in five unconsolidated ZAIS Managed Entities. At December 31, 2014, the Company held an investment in one unconsolidated ZAIS Managed Entity. The valuation of the investments in these entities represents the amount the Company would receive at December 31, 2015 and December 31, 2014, respectively, if it were to liquidate its investments in these entities. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective entities’ operative agreements.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at December 31, 2015:

	December 31, 2015
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates	$—	$5,242	$—	$5,242
Investments, at fair value
Short term high investment grade mutual funds	8,169	—	—	8,169
CLO – Warehouse	—	—	30,509	30,509
Total investments, at fair value	8,169	—	30,509	38,678
Total assets, at fair value	$8,169	$5,242	$30,509	$43,920

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at December 31, 2014:

	December 31, 2014
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates	$—	$104	$—	$104
Investments, at fair value
Collateralized debt obligations	—	—	359,211	359,211
Commercial mortgage-backed securities	—	—	4,535	4,535
Corporate bonds	—	7,857	—	7,857
Residential mortgage-backed securities	—	—	78,275	78,275
Asset-backed securities and other	—	—	63,174	63,174
High yield corporate loans	—	—	613,685	613,685
Total investments, at fair value	—	7,857	1,118,880	1,126,737
Investments in affiliated securities, at fair value	—	31,457	—	31,457
Derivative assets, at fair value
Options	—	56	—	56
Forward currency contracts	—	3,794	—	3,794
Credit default swaps	—	—	2,798	2,798
Total derivative assets, at fair value	—	3,850	2,798	6,648
Total assets, at fair value	$—	$43,268	$1,121,678	$1,164,946
Liabilities, at fair value
Notes payable of consolidated CLOs, at fair value
Notes payable of consolidated CLOs	$—	$—	$749,719	$749,719
Securities sold, not yet purchased
Corporate bonds	—	19,308	—	19,308
Derivative liabilities, at fair value
Credit default swaps	—	—	5,399	5,399
Cashflow swaps	—	386	—	386
Total derivative liabilities, at fair value	—	386	5,399	5,785
Total liabilities, at fair value	$—	$19,694	$755,118	$774,812

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the year ended December 31, 2015 subsequent to the adoption of ASU 2015-02:

	December 31, 2015
	( Dollars in thousands )
	Beginning Balance January 1, 2015	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance December 31, 2015	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2015
CLO - Warehouse	$—	$30,000	$—	$509	$—	$30,509	$509
Total assets, at fair value	$—	$30,000	$—	$509	$—	$30,509	$509

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the year ended December 31, 2014:

	December 31, 2014
	( Dollars in thousands )
	Beginning Balance January 1, 2014	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance December 31, 2014	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2014
Collateralized debt obligations	$707,718	$112,518	$(461,995)	$970	$—	$359,211	$(47,146)
Commercial mortgage-backed securities	6,738	2,862	(5,424)	359	—	4,535	(116)
Residential mortgage-backed securities	63,091	32,391	(21,545)	4,338	—	78,275	461
Asset-backed securities and other	95,281	63,295	(113,524)	18,122	—	63,174	1,847
High yield corporate loans	-	782,501	(160,810)	(8,006)	—	613,685	(7,285)
Collateralized loan obligations	26,460	14,500	(39,000)	(1,960)	—	—	—
Total return swaps	2,727	—	(110)	(2,617)	—	—	—
Credit default swaps	2,300	3,245	(3,912)	1,165	—	2,798	550
Total assets, at fair value	$904,315	$1,011,312	$(806,320)	$12,371	$—	$1,121,678	$(51,689)
Notes payable of consolidated CLOs	$730,348	$635,315	$(510,600)	$(105,344)	$—	$749,719	$(74,344)
Total return swaps	—	—	(196)	196	—	—	—
Credit default swaps	20,187	26,197	(22,391)	(18,594)	—	5,399	(2,359)
Total liabilities, at fair value	$750,535	$661,512	$(533,187)	$(123,742)	$—	$755,118	$(76,703)

The Company records transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period.

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds at December 31, 2014:

Investment Type	Fair Value at December 31, 2014	Valuation Techniques	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in thousands)
Investments, at fair value
Collateralized debt obligations	$59,623	Discounted cash flow model	Discount margin (bps)		253	2,138	776
			Constant prepayment rate		10%	35%	N/A	(1)
			Constant default rate		0%	4%	N/A	(1)
			Loss severity		30%	70%	N/A	(1)
			Reinvestment price	100
			Reinvestment spread	3.75%
Collateralized debt obligations	299,588	Broker quoted	Not applicable.
Commercial mortgage-backed securities	4,535	Broker quoted	Not applicable.
Residential mortgage-backed securities	17,085	Discounted cash flow model	Discount margin (bps)		308	1,975	666
			Constant prepayment rate		1%	28%	10%
			Constant default rate		0%	22%	3%
			Loss severity		0%	150%	78%
Residential mortgage-backed securities	61,190	Broker quoted	Not applicable.
Asset-backed securities and other	63,174	Broker quoted	Not applicable.
High yield corporate loans	613,685	Broker quoted	Not applicable.
Derivative assets, at fair value
Credit default swaps	2,798	Broker quoted	Not applicable.
Total assets, at fair value	$1,121,678
Liabilities
Notes payable of consolidated CLOs, at fair value	$749,719	ASU 2014-13 (2)	Not applicable.
Derivative liabilities, at fair value
Credit default swaps	5,399	Broker quoted	Not applicable.
Total liabilities, at fair value	$755,118

(1)	Weighted Average Constant Prepayment Rate, Weighted Average Constant Default Rate and Weighted Average Loss Severity are flat percentages applied to the respective assets to project future cash flows.

(2)	Valued per ASU 2014-13 as described in Note 3.

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

The following tables quantify the volume of the Consolidated Funds’ derivative activity, recorded within assets and liabilities in the consolidated statements of financial condition, at December 31, 2014, through a disclosure of notional amounts, in comparison with the fair value of those derivatives. At December 31, 2015 the Consolidated Funds did not hold any derivative instruments. All notional and fair value amounts are disclosed on a gross basis, prior to counterparty and cash collateral netting:

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

The following tables identify the net realized gains (losses) and change in unrealized gains/losses on derivative contracts included within net gains of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2014 and December 31, 2013. For the year ended, December 31, 2015 the Consolidated Funds did not hold any derivative instruments:

	Year Ended December 31, 2014
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$(4,011)	$112	$(3,899)
Credit contracts	1,188	14,319	15,507
Foreign exchange contracts	176	2,789	2,965
Total	$(2,647)	$17,220	$14,573

	Year Ended December 31, 2013
	( Dollars in thousands )
Primary Underlying Risk	Realized Gains (Losses)	Change in Unrealized Gains (Losses)	Total
Interest rate contracts	$5,205	$(1,067)	$4,138
Credit contracts	(9,798)	(32,087)	(41,885)
Foreign exchange contracts	(1,763)	2,722	959
Total	$(6,356)	$(30,432)	$(36,788)

At December 31, 2015, the Consolidated Funds did not hold financial instruments where they were considered to be a seller of credit derivatives. At December 31, 2014, the Consolidated Funds held financial instruments where they were considered to be a seller of credit derivatives under U.S. GAAP. As described above, with the adoption of ASU 2015-02 the funds that have been consolidated in the two periods presented have changed. The Consolidated Funds’ written credit derivatives include credit default swaps. The Company believes credit ratings on issuers of underlying reference obligations, together with the period of expiration, are the best indicators of payment/performance risk on written credit derivative contracts. A reference obligation is considered investment grade if its credit rating is BBB- or higher, as rated by Standard & Poor’s (“S&P”). The following tables set forth the information related to the Consolidated Funds’ written credit derivatives held December 31, 2014:

	December 31, 2014
	( Dollars and notional amounts in thousands )
		Notional Amount				Fair Value Asset (Liability)
CDS Type	Credit Rating	Less than 1 year	1 – 5 years	Over 5 years	Total
Investment Grade Index Tranche	Not rated	—	11,000	—	11,000	$925
Bespoke-Mezzanine	Not rated	22,000	92,000	—	114,000	(471)
High Yield Index Tranche	Not rated	—	15,000	—	15,000	(889)
High Yield Single Name	Not rated	—	4,000	—	4,000	357
CLO Tranche on Corporate Debt	Investment Grade	—	19,500	33,000	52,500	(1,407)
CLO Tranche on Corporate Debt	Non-Investment Grade	—	9,000	5,172	14,172	5,172
CLO Tranche on Corporate Debt	Not rated	—	8,000	—	8,000	343
Total		22,000	158,500	38,172	218,672	$4,030

The following tables list the average yearly notional amounts and number of contracts held at December 31, 2014, categorized by primary underlying risk:

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

At December 31, 2015 and December 31, 2014, the Consolidated Funds hold certain derivative instruments that are eligible for offset in the consolidated statements of financial condition and are subject to master netting arrangements. A master netting arrangement allows each applicable Consolidated Fund and the related counterparty to net derivative assets of each Consolidated Fund or collateral held on behalf of each Consolidated Fund against derivative liabilities or payment obligations of each Consolidated Fund to the counterparty. These arrangements also allow each Consolidated Fund and the applicable counterparty to net any derivative liabilities of each Consolidated Fund or collateral sent to each Consolidated Fund against derivatives assets or counterparty payment obligations to each Consolidated Fund. There are no master netting arrangements between the Consolidated Funds.

Balances are presented on a gross basis in the consolidated statements of financial condition prior to the application of the impact of fair value and collateral netting. The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements), and can potentially be offset in the consolidated statements of financial condition at December 31, 2014. At December 31, 2015 the Consolidated Funds did not hold any assets and liabilities that are subject to master netting arrangements (or similar agreements):

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

7. Variable Interest Entities

In the ordinary course of business, ZAIS Group sponsors the formation of VIEs that can be broadly classified into the following categories: hedge funds, hybrid private equity funds and securitized structures (CLOs). ZAIS Group generally serves as the investment advisor or collateral manager with certain investment-related, decision-making authority for these entities. The Company has not recorded any liabilities with respect to VIEs that are not consolidated. Certain ZAIS Managed Entities, including the CLOs, are VIEs.

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

In adopting ASU 2015-02, the Company re-evaluated all of the ZAIS Managed Entities for consolidation. As a result of the re-evaluation the Company is no longer required to consolidate ZAIS Opportunity Master Fund, Ltd., ZAIS Opportunity Fund, Ltd., ZAIS Atlas Fund, LP and ZAIS Value-Added Real Estate Fund I, LP as it has been determined that the Company’s fee is no longer considered a variable interest.

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

Securitized Structures

ZAIS Group acts as collateral manager for CLOs that are VIEs. These are entities that issue collateralized notes which offer investors the opportunity for returns that vary commensurately with the risks they assume. The notes issued by the CLOs are generally backed by asset portfolios consisting of loans, other debt or other derivatives. ZAIS Group receives collateral management fees (which in some cases are waived in lieu of certain ZAIS Managed Entities owning the equity tranches) for acting as the collateral manager for these structures and, subject to hurdle rates, may earn incentive income based on the performance of the vehicles.

Prior to the adoption of ASU 2015-02, the deferral granted under ASU 2010-10 did not apply to securitized structures. Accordingly, the determination of whether ZAIS Group was the primary beneficiary that would consolidate these entities was based on a determination of whether ZAIS Group had (i) the power to direct the activities of the entity that most significantly impact its economic performance, and (ii) the obligations to absorb losses or the right to receive benefits from the entity that could potentially be significant to the entity. Prior to the adoption of the ASU 2015-02, ZAIS Group determined that it possessed the power to direct the activities of the CLOs (with the exception of CLOs that were still in the warehouse stage) that most significantly impact their economic performance through its role as the collateral manager. In addition, ZAIS Group determined that it had the right to receive benefits from the CLOs that could potentially be significant, on a quantitative and qualitative basis. As a result, the Company consolidated certain securitized structures that ZAIS Group manages. CLOs that are still in the warehouse phase are VIEs. ZAIS Group did not consider itself to be the primary beneficiary of these entities because it does not have the power to direct the activities that most significantly impact the economic performance of these structures. Therefore, the CLOs that were still in the warehouse phase prior to January 1, 2015 have not been consolidated by the Company.

In adopting ASU 2015-02, the Company re-evaluated all of its CLOs that are VIEs. The Company determined that its fee does not represent a variable interest because under ASU 2015-02, ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms that do not represent variable interests. The Company considered investments its related parties have in the CLOs when determining if ZAIS Group’s fee represented a variable interest. The Company has concluded that for all CLOs its fee does not represent a variable interest and, accordingly, has deconsolidated the CLOs as of January 1, 2015.

The following table presents the assets and liabilities of entities that are VIEs, and consolidated by the Company on a gross basis prior to eliminations due to consolidation at December 31, 2015 and December 31, 2014. :

	December 31, 2015	December 31, 2014
	Funds	CLOs	Funds	Total
	(Dollars in thousands)
Assets
Assets of Consolidated Funds
Cash and cash equivalents	$33	$34,399	$58,971	$93,370
Restricted cash	—	—	30,265	30,265
Investments, at fair value	30,509	789,410	327,605	1,117,015
Investments in affiliated securities, at fair value	—	—	34,762	34,762
Derivative assets, at fair value	—	509	6,139	6,648
Other assets	—	9,832	1,766	11,598
Total Assets	$30,542	$834,150	$459,508	$1,293,658

Liabilities
Liabilities of Consolidated Funds
Notes payable of consolidated CLOs, at fair value	$—	$784,481	$—	$784,481
Derivative liabilities, at fair value	—	2,374	3,411	5,785
Securities sold, not yet purchased	—	—	19,308	19,308
Due to broker	—	21,047	4,600	25,647
Other liabilities	101	26,248	2,441	28,689
Total Liabilities	$101	$834,150	$29,760	$863,910

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

ZAIS Group has a minimal direct ownership, if any, in the non-consolidated entities that are VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that has been earned and accrued, as well as any direct equity ownership in the VIEs. The Company did not hold any variable interests in unconsolidated VIEs at December 31, 2015. The net assets of these VIEs were approximately $81.8 million at December 31, 2014. ZAIS Group does not provide, nor is it required to provide, any type of financial support to these entities. At December 31, 2014, ZAIS Group’s maximum exposure to loss as a result of its involvement with the non-consolidated VIEs was approximately $104,000.

8. Management Fee Income and Incentive Income

ZAIS Group earns management fees for funds and accounts, annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned for the CLOs, annually, are generally based on the par value of the collateral and cash held in the CLOs. Management fees earned by ZAIS Group from ZFC REIT, annually, are based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between a subsidiary of ZAIS and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT is paid to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC. For the year ended December 31, 2015, the twenty percent is booked on a gross basis and included in management fee income on the consolidated statements of comprehensive income (loss). This income is allocated to non-controlling interest in ZAIS Group Parent, LLC. However, for the years ended December 31, 2014 and December 31, 2015, the twenty percent is booked on a net basis and is not included in management fee income on the consolidated statements of comprehensive income (loss).

In addition to the management fee income mentioned above, subordinated management fees may be earned from CLOs for which ZAIS Group acts as collateral manager. The subordinated management fee is an additional payment for the same service, but has a lower priority in the CLOs’ cash flows. The subordinated management fee is contingent upon the economic performance of the respective CLO assets. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee income when collection is reasonably assured.

ZAIS Group manages certain funds and accounts from which it may earn incentive income based on hedge fund-style and private equity-style fee arrangements. Funds and accounts with hedge fund-style fee arrangements are those that pay ZAIS Group, on an annual basis, an incentive fee/allocation based on a percentage of net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. The funds and accounts pay incentive fees/allocations on any net profits in excess of the high-water mark. Funds and accounts with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in the respective CLOs’ collateral management agreements. ZAIS Group does not earn incentive income from ZFC REIT.

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s consolidated statements of comprehensive income (loss) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013. Prior period amounts have been adjusted to conform to current period presentation:

		Year Ended December 31, 2015
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.25%	$11,587	$—	$11,587
CLO’s	0.15% - 0.50%	1,258	—	1,258
ZFC REIT	1.50%	2,957	—	2,957
Total		$15,802	$—	$15,802

Incentive Income (1)
Funds and accounts	10% - 20%	$5,988	$—	$5,988
CLO’s	10% - 20%	1,143	—	1,143
Total		$7,131	$—	$7,131

		Year Ended December 31, 2014
		( Dollars in thousands )
	Fee Range	Gross Amount		Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.50%	$19,029		$(2,747)	$16,282
CLO’s	0.15% - 0.50%	7,030	(2)	(7,030)	—
ZFC REIT	1.50%	2,279		—	2,279
Total		$28,338		$(9,777)	$18,561

Incentive Income (1)
Funds and accounts	10% - 20%	$72,830		$(6,941)	$65,889
CLO’s	10% - 20%	11,921		(11,921)	—
Total		$84,751		$(18,862)	$65,889

		Year Ended December 31, 2013
		( Dollars in thousands )
	Fee Range	Gross Amount		Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.50%	$27,880		$(3,405)	$24,475
CLO’s	0.15% - 50%	6,767	(3)	(6,767)	—
ZAIS Financial Corp.	1.50%	2,104		—	2,104
Total		$36,751		$(10,172)	$26,579

Incentive Income (1)
Funds and accounts	10% - 20%	$26,431		$(7,596)	$18,835
CLO’s	10% - 20%	11,620		(11,620)	—
Total		$38,051		$(19,216)	$18,835

(1)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entities’ operative agreement.
(2)	Includes approximately $5.8 million of subordinated management fees received from one ZAIS Managed Entity which liquidated in 2014. These subordinated management fees related prior years and were unpaid, however, were subsequently paid upon liquidation of the ZAIS Managed Entity.
(3)	Includes approximately $4.0 million of subordinated management fees received from one ZAIS Managed Entity which liquidated in 2014. These subordinated management fees related prior years and were unpaid, however, were subsequently paid upon liquidation of the ZAIS Managed Entity.

The management fee income amounts above are net of management fee credits of $(221,000), $0 and $0 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. The incentive income amounts above are net of incentive income credits of $(59,000), $(1,313,000) and $(1,369,000) for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. Prior to January 1, 2015, the Company recorded all management fee income credits as an offset to income and fees receivable in the consolidated statements of financial condition. Subsequent to January 1, 2015, the Company recorded all management fee income credits directly to fees payable in the consolidated statements of financial condition.

At December 31, 2015, approximately $1,670,000 and $859,000 were accrued for management fee income and incentive income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition. At December 31, 2014, approximately $1,871,000 and $2,412,000 were accrued for management fee income and incentive fee income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition.

9. Debt Obligations

Notes Payable

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrue interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 31, 2017. The notes were treated as a direct cost attributable to the Business Combination. The Company accrued interest on the notes for the year ended December 31, 2015, which is included in other income (expense) in the consolidated statements of comprehensive income (loss).

Notes Payable of Consolidated CLOs

Prior to adopting ASU 2015-02, the Company consolidated the CLOs that ZAIS Group manages. As a result, the senior and subordinated notes issued by the CLOs are included in the Company’s consolidated statements of financial condition. Notes payable of the consolidated CLOs are collateralized by the assets held by the CLOs, and the assets of one CLO may not be used to satisfy the liabilities of another. This collateral generally consists of loans, other debt and other derivatives. The stated maturity dates for the notes issued by the CLOs range from 2019 to 2057.

At December 31, 2015 no CLOs were consolidated due to the adoption of ASU 2015-02. At December 31, 2014, the fair value of the CLOs’ net assets is approximately $749,719,000. At December 31, 2014, the components of the CLOs’ assets and liabilities and the eliminations for the Consolidated Fund’s investments in CLOs, are as follows:

December 31, 2014
( Dollars in thousands )
Cash and cash equivalents	$34,399
Investments, at fair value:
Collateralized debt obligations	138,637
Commercial mortgage-backed securities	1,606
Residential mortgage-backed securities	13,174
Asset-backed securities and other	22,308
High yield corporate loans	613,685
789,410

Derivative assets (liabilities), net, at fair value	(1,864)
Other assets (liabilities), net	(37,464)
Notes payable of consolidated CLOs, at fair value	784,481
Elimination of Consolidated Funds’ investments in CLOs	(34,762)
Notes payable of consolidated CLOs, at fair value (net of eliminations)	$749,719

As discussed in Note 3, the Company has elected to carry these notes at fair value in its consolidated statements of financial condition. Accordingly, the Company measured the fair value of notes payable (as a group including both the senior and subordinated notes) as (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The Company allocated the resulting amount to the different classes of notes based on the CLOs’ waterfall on an as liquidated basis.

The tables below present information related to the CLOs’ notes outstanding at December 31, 2014. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	December 31, 2014
	( Dollars in thousands )
	Borrowings Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity in Years
Senior Secured Notes	$892,112	$749,344	1.74%	17.80
Subordinated Notes	58,802	375	N/A	21.76
Total	$950,914	$749,719

10. Compensation

Employees are eligible to receive discretionary incentive cash compensation (the “Bonus Award”) on an annual basis. The amount of the Bonus Award is based on, among other factors, both individual performance and the financial results of ZAIS Group. For certain employees, as documented in an underlying agreement (the “Bonus Agreement”), the Bonus Award may be further subject to a retention-based payout schedule that generally provides for 30% of the Bonus Award to vest and be paid incrementally over a three-year period. The Company expenses all current cash incentive compensation award payments ratably in the first year. All future payments are amortized equally over the required service period over the remaining term of the Bonus Award as defined in the Bonus Award Agreements. In the event an award is forfeited pursuant to the terms of the Bonus Agreement, the corresponding accruals will be reversed. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company recorded compensation expense of approximately $4,080,000, $21,318,000 and $20,282,000, respectively, related to Bonus Awards. At December 31, 2015, ZAIS Group expects to pay approximately $4,971,000 in bonuses that will vest through February of 2017 subject to Bonus Agreements. Levels of incentive compensation will vary to the extent they are tied to the performance of certain ZAIS Managed Entities or the financial and operating performance of the Company.

ZAIS Group has entered into Points Agreements with certain of its employees whereby certain employees and former employees have been granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities. For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, the Company recorded compensation expense of approximately $32,000, $7,925,000 and $7,752,000, respectively, related to incentive fee compensation for Points Agreements.

In 2013, ZAIS Group established the Income Unit Plan. Under the Income Unit Plan, certain employees were entitled to receive a fixed percentage of ZAIS Group’s distributable income, as defined in the Income Unit Plan agreement. Payout of 85% of the estimated award was made in December of the applicable performance year, and the remaining balance was payable within 30 days of the issuance of ZAIS Group’s audit report for the prior year. An employee must have been actively employed by ZAIS Group on each scheduled payment date to receive the relevant distribution. The Income Unit Plan was terminated effective December 31, 2014. ZAIS Group recorded compensation expense of approximately $198,000, $12,414,000 and $3,979,000 related to the Income Unit Plan for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively.

Stock-Based Compensation

In conjunction with the close of the Business Combination on March 17, 2015, ZGP authorized 1,600,000 Class B-0 Units which are eligible to be granted to certain employees of ZAIS Group. The Class B-0 Units are subject to a two year cliff-vesting provision, whereby all Class B Units granted to an employee will be forfeited if the employee resigns or is terminated prior to the two year anniversary of the closing of the Business Combination. Subsequent to the two year anniversary of the Business Combination, an employee will only forfeit vested Class B Units if the employee is terminated for cause. The Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest. Upon vesting the B-0 Units will have the same rights as Class A Units of ZGP and are exchangeable on a one for one basis for Class A common shares subject to the restrictions set forth in the Exchange Agreement included in the Closing 8-K. In accordance with ASC 718, "Compensation - Stock Compensation”, the Company is measuring the compensation expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This compensation expense will be amortized equally over the two year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date.

The following table presents the unvested Class B-0 Units’ activity during the period from March 17, 2015 through December 31, 2015:

	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Offered – Upon Closing of Business Combination	1,369,119	$9.70
Awards not accepted due to resignation	(16,327)	9.70
Net granted – Upon Closing of Business Combination	1,352,792	9.70
Granted – Post-Closing of Business Combination	50,000	8.80
Forfeited	(65,306)	9.70
Vested	—	—
Balance at December 31, 2015	1,337,486	$9.67

The total compensation expense expected to be recognized in all future periods associated with the B-0 Units, considering estimated forfeitures of 8%, is $7,204,000 at December 31, 2015, which is expected to be recognized over the remaining weighted average period of 1.21 years. The Company recorded compensation expense of $4,664,000 related to the B-0 Units for the year ended December 31, 2015. The expense relating to these B-0 Units is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

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

The following table presents the unvested RSU activity during the year ended December 31, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Granted	30,000	$9.85
Forfeited	—	—
Vested	—	—
Balance at December 31, 2015	30,000	$9.85

The total expense expected to be recognized in all future periods associated with the RSUs, considering estimated forfeitures of 0%, is $97,000 at December 31, 2015, which is expected to be recognized over the remaining weighted average period of 0.33 years. The Company recorded expense of $198,000 related to the RSUs for the year ended December 31, 2015, respectively. The expense relating to these RSUs is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

11. Income Taxes

The following details the components of income (benefit) expense for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	Year Ended December 31
	( Dollars in thousands )
	2015	2014	2013
Current provision:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	155	381	329
Total current (benefit) expense	155	381	329
Deferred provision:
Federal	—	—	—
State and local	—	—	—
Foreign	—	—	—
Total deferred (benefit) expense	—	—	—
Total income tax (benefit) expense	$155	$381	$329

Prior to the closing of the Business Combination on March 17, 2015, ZGP and its subsidiaries were pass-through entities for U.S. income tax purposes and their earnings flowed through to the owners without being subject to entity level income taxes. Accordingly, no income tax (benefit) expense has been recorded in historical periods other than that related to ZGP’s foreign subsidiaries, which are branches for U.S. income tax purposes but paid income taxes in their respective foreign jurisdictions.

Following the reorganization, while ZGP and its subsidiaries continue to operate as pass-through entities for U.S. income tax purposes not subject to entity level taxes, ZAIS is taxable as a corporation for U.S. tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the ZAIS’ allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S related to the foreign subsidiaries.

The following is a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate:

	Year Ended December 31
	2015	2014	2013

Income tax (benefit) expense at the US federal statutory income tax rate	34.00%	35.00%	35.00%
State and local income tax, net of federal benefit	3.40%	—	—
Foreign Tax	(0.65)%	0.51%	0.67%
Effect of permanent differences	(3.02)%	—	—
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	0.21%	(20.18)%	(32.90)%
Income attributable to non-controlling interests in ZGP not subject to tax	(16.45)%	(14.82)%	(2.10)%
Pre-Business Combination deferred tax assets	3.23%	—	—
Valuation Allowance	(21.38)%	—	—
Total	(0.65)%	0.51%	0.67%

The Company’s effective tax rate for the years presented above includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal and state income tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the equity holders owning such non-controlling interests in ZAIS subsidiaries. The net effective tax rate represents the taxes accrued related to the Company’s operations in jurisdictions outside the U.S.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the accompanying consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31
	( Dollars in thousands )
	2015	2014
Deferred tax assets:
Net operating losses	$2,941	$—
Equity compensation	1,291	—
Start-up costs	766	—
Other temporary differences	70	—
Total deferred tax assets	5,068	—
Valuation allowance	(5,068)
Total deferred tax assets (net of valuation allowance)	—	—
Deferred tax liabilities:
None	—	—
Total deferred tax liabilities	—	—
Total net deferred tax assets (liabilities)	$—	$—

There were no deferred tax assets or liabilities recorded in the period prior to the Business Combination as all the earnings were attributable to ZGP, which is taxed as a partnership for U.S. tax purposes, and were allocated to ZGP’s partners.

For the year ended December 31, 2015, the Company has deferred tax asset of $4,301,000 related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations. The Company has also recorded a deferred tax asset of $767,000 related to net operating losses and other temporary differences related to the Company’s activity prior to its Business Combination with ZGP.

As of December 31, 2015, the Company has estimated federal and state income tax net operating loss carryforwards, which will expire as follows:

2032	$1,000
2033	83,000
2034	122,000
2035	7,388,000
Total	$7,594,000

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2015, the Company has determined that the most recent management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has reported a net book loss for the year ended December 31, 2015 and it is anticipated that expenses will exceed revenues in 2016. While the Company continues to work to grow its AUM and explore business development opportunities, the Company has not yet invested substantial amounts of the capital raised in the Business Combination, and although,Management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management believes that is not more likely than not that its deferred tax asset will be realized and the Company has established a full valuation allowance against the deferred tax asset of as of December 31, 2015. The allowance has resulted in a $(5,068,000) charge to our consolidated statements of comprehensive income (loss).

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2015, 2014 and 2013, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the income tax (benefit) expense on the consolidated statements of comprehensive income (loss).

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

ZAIS Group invests in some of its subsidiaries and some of the ZAIS Managed Entities. Investments in subsidiaries and certain ZAIS Managed Entities that are consolidated are eliminated. Investments in certain ZAIS Managed Entities not consolidated are further described in Note 4.

On September 30, 2014, ZGP made a distribution-in-kind to its members of its full partnership interest in ZAIS Value-Added Real Estate Fund I, LP, a Consolidated Fund, prior to the adoption of ASU 2015-02. The value of the partnership interest at the time of the distribution was approximately $5,310,000 and is reflected as a distribution-in-kind from members’ equity and a corresponding increase to equity attributable to non-controlling interests in Consolidated Funds in the consolidated statement of changes in equity, non-controlling interests and redeemable non-controlling interests. ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CLOs) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees are approximately $27,918,000 and $28,319,000 at December 31, 2015 and December 31, 2014, respectively.

Additionally, certain ZAIS Managed Entities, with existing fee arrangements, have investments representing 100% of the equity tranche of ZAIS CLO 1, Limited. (“ZAIS CLO 1”) and ZAIS CLO 2, Limited. (“ZAIS CLO 2”). Therefore, ZAIS Group did not charge management fees or earn incentive income on ZAIS CLO 1 and ZAIS CLO 2. The total amounts of asset under management that are not being charged fees are approximately $562,329,000 and $555,533,000 at December 31, 2015 and December 31, 2014, respectively.

From time to time, ZAIS Group may pay related party research and data services expenses directly to vendors, and subsequently invoice these costs to the respective ZAIS Managed Entities based upon certain criteria. At December 31, 2015 and December 31, 2014, approximately $650,000 and $400,000, respectively, was due to ZAIS Group from the ZAIS Managed Entities as a result of this arrangement. These amounts are included in due from related parties in the consolidated statements of financial condition.

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

ZAIS Group has agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group will utilize this information for trading futures in one of the ZAIS Managed Entities.

ZAIS Group is a party to a consulting agreement with Tracy Rohan, Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earned approximately $120,000 for her services for each of the years ended December 31, 2015, December 31, 2014 and December 31, 2013.

At December 31, 2015 and December 31, 2014, approximately $66,000 and $100,000, respectively, relating to employee loans were included in due from related parties in the consolidated statements of financial condition.

ZAIS Group has entered into a month to month license agreement with an affiliate of RQSI, Ltd to jointly occupy our UK office.  The total value of the agreement is approximately $15,000 per month. The agreement is terminable upon 30 days notice.

Related Party Transactions of Consolidated Funds

For the years ended December 31, 2014 and December 31, 2013, ZAIS Opportunity Master Fund, Ltd. entered into purchase and sale transactions with Deutsche Bank Securities, Inc., an entity affiliated with the employer of the members of the Board of Directors for the ZAIS Opportunity Master Fund, Ltd. Total purchases at fair value of approximately $0 and $36,829,000, and total sales at fair value of approximately $4,000 and $69,323,000, with net gains (losses) of approximately ($459,000) and $1,995,000 for the years ended December 31, 2014 and December 31, 2013, respectively, were made with this affiliated party.

13. Fixed Assets

Fixed assets consist of the following:

	December 31, 2015	December 31, 2014
	( Dollars in thousands )
Office equipment	$3,088	$3,073
Leasehold improvements	853	938
Furniture and fixtures	574	569
Software	409	402
	4,924	4,982
Less accumulated depreciation and amortization	(4,380)	(3,891)
Total	$544	$1,091

For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, depreciation and amortization expense amounted to approximately $730,000, $460,000 and $499,000, respectively. In the current period, the useful life assumption for leasehold improvements was updated to be consistent with the term of the lease. The change in accumulated depreciation and amortization also includes the change in foreign currency spot rates for each respective period presented.

14. Commitments and Contingencies

Capital Commitments

As of December 31, 2015, a portion of the proceeds of the Business Combination had been committed to expand existing product lines. To provide ZAIS Group with the opportunity to continue to expand its corporate CLO business, up to $51 million of equity capital has been committed to a majority owned subsidiary of ZAIS Group which would allow the subsidiary to invest in ZAIS Group managed CLO vehicles and thereby satisfy the risk retention requirements for CLO managers under the Securities Exchange Act of 1934. As of December 31, 2015, approximately $15.4 million in capital has been contributed to the subsidiary.

Lease Obligations

ZAIS Group is obligated under operating lease agreements for office space expiring through October 2017. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. Aggregate future minimum annual rental payments for the periods subsequent to December 31, 2015 are approximately as follows:

Period	Amount
( Dollars in thousands )
Year Ending December 31, 2016	$938
Year Ending December 31, 2017	728
$1,666

Rent expense is amortized on a straight-line basis and is included in general, administrative and other in the consolidated statements of comprehensive income (loss). For the years ended December 31, 2015, December 31, 2014 and December 31, 2013, rent expense amounted to approximately $1,488,000, $1,647,000 and $1,419,000, respectively.

Litigation

From time to time, ZAIS Group may become involved in various claims, regulatory inquiries and legal actions arising in the ordinary course of business. Management is not aware of any contingencies relating to such matters that would require accrual or disclosure in the financial statements at December 31, 2015.

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

16. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined time to time by the Company’s board of directors. At December 31, 2015, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 180,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of record of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders. At December 31, 2015, there were 13,870,917 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.00001 per share. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of net income (loss). Holders of record of Class B Common Stock are entitled to ten votes for each share held on all matters to be voted on by stockholders. At December 31, 2015, there were 20,000,000 shares of Class B Common Stock issued and outstanding, held by the ZGH Class B Voting Trust.

17. Earnings Per Share

Shares of Class B common stock have no impact on the calculation of consolidated net income (loss) per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Year Ended December 31, 2015	Year Ended December 31, 2014		Year Ended December 31, 2013
	(Dollars in thousands, except shares and per share data)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(13,805)	$31,310	(1)	$2,615	(1)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	(10,206)	—		—
Less: Consolidated Net Income (Loss), net of tax, attributable to ZAIS REIT Management, LLC Class B Members (2)	(570)	—		—
Income tax (benefit) expense (3)	—	—		—
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$(24,581)	$31,310		$2,615
Denominator:
Weighted average number of shares of Class A Common Stock	10,982,726	7,000,000	(5)	7,000,000	(5)
Effect of dilutive securities:
Weighted average number of Class A Units of ZGP	7,000,000	—		—
Dilutive number of B-0 Units and RSUs (4)	—	—		—
Diluted weighted average shares outstanding (6)	17,982,726	7,000,000		7,000,000
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$(1.26)	$4.47		$0.37
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$(1.37)	$4.47		$0.37

(1)	–	Consolidated Net Income (Loss), net of tax for all periods prior to the Business Combination is attributable to ZGP Founder Members
(2)	–	Amount represents portion of the management fee income received from ZAIS Financial Corp. that is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC.
(3)	–	Income tax (benefit) / expense is calculated using an assumed tax rate of 31.72% and is net of a 100% valuation allowance. Refer Note 11 for details surrounding income taxes.
(4)	–	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors. These Class B-0 Units are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(5)	–	Refer to Note 2 for the details around the number of Units used to calculate earnings per share for periods prior to the Business Combination
(6)	–	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

18. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position at December 31, 2015 and December 31, 2014, and results of operations for the years ended December 31, 2015, December 31, 2014 and December 31, 2013:

	December 31, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$44,351	$—	$—	$44,351
Income and fees receivable	2,529	—	—	2,529
Investments, at fair value	8,169	—	—	8,169
Investments in affiliates, at fair value	20,767	—	(15,525)	5,242
Due from related parties	748	—	—	748
Fixed assets, net	544	—	—	544
Prepaid expenses	776	—	—	776
Other assets	310	—	—	310
Assets of Consolidated Funds
Cash and cash equivalents	—	33	—	33
Investments, at fair value	—	30,509	—	30,509
Total Assets	$78,194	$30,542	$(15,525)	$93,211
Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Notes payable	$1,255	$—	$—	$1,255
Compensation payable	3,575	—	—	3,575
Due to related parties	175	—	—	175
Fees payable	756	—	—	756
Other liabilities	1,546	—	—	1,546
Liabilities of Consolidated Funds
Other liabilities	—	101	—	101
Total Liabilities	7,307	101	—	7,408

Commitments and Contingencies (Note 14)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	60,817	—	—	60,817
Retained earnings (Accumulated deficit)	(13,805)	—	—	(13,805)
Accumulated other comprehensive income (loss)	158	—	—	158
Total stockholders’ equity, ZAIS Group Holdings, Inc.	47,171	—	—	47,171
Non-controlling interests in ZAIS Group Parent, LLC	23,716	—	—	23,716
Non-controlling interests in Consolidated Funds	—	30,441	(15,525)	14,916
Total Equity	70,887	30,441	(15,525)	85,803
Total Liabilities, Redeemable Non-controlling Interests and Equity	$78,194	$30,542	$(15,525)	$93,211

	December 31, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$7,664	$—	$—	$7,664
Income and fees receivable	11,223	—	(6,940)	4,283
Investments in affiliates, at fair value	1,752	—	(1,648)	104
Due from related parties	968	—	(320)	648
Fixed assets, net	1,091	—	—	1,091
Prepaid expenses	1,543	—	—	1,543
Other assets	3,310	—	—	3,310
Assets of Consolidated Funds
Cash and cash equivalents	—	94,212	—	94,212
Restricted cash	—	30,265	—	30,265
Investments, at fair value	—	1,126,737	—	1,126,737
Investments in affiliated securities, at fair value	—	66,219	(34,762)	31,457
Derivative assets, at fair value	—	6,648	—	6,648
Other assets	—	11,599	(22)	11,577
Total Assets	$27,551	$1,335,680	$(43,692)	$1,319,539

Liabilities, Redeemable Non-controlling Interests and Equity
Liabilities
Compensation payable	$6,094	$—	$—	$6,094
Due to related parties	32	—	—	32
Fees payable	1,315	—	—	1,315
Other liabilities	1,735	—	—	1,735
Liabilities of Consolidated Funds
Notes payable of consolidated CLOs, at fair value	—	784,481	(34,762)	749,719
Securities sold, not yet purchased	—	19,308	—	19,308
Derivative liabilities, at fair value	—	5,785	—	5,785
Due to broker	—	21,047	—	21,047
Other liabilities	—	40,144	(7,281)	32,863
Total Liabilities	9,176	870,765	(42,043)	837,898

Commitments and Contingencies (Note 14)

Redeemable Non-controlling Interests	—	452,925	—	452,925

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	—	—	—	—
Retained earnings (Accumulated deficit)	18,188	1,650	(1,649)	18,189
Accumulated other comprehensive income (loss)	186	—	—	186
Total stockholders’ equity, ZAIS Group Holdings, Inc.	18,375	1,650	(1,649)	18,376
Non-controlling interests in ZAIS Group Parent, LLC	—	—	—	—
Non-controlling interests in Consolidated Funds	—	10,340	—	10,340
Total Equity	18,375	11,990	(1,649)	28,716
Total Liabilities, Redeemable Non-controlling Interests and Equity	$27,551	$1,335,680	$(43,692)	$1,319,539

	Year Ended December 31, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$15,802	$—	$	$15,802
Incentive income	7,131	—	—	7,131
Other revenues	298	—	—	298
Income of Consolidated Funds	—	—	—	—
Total Revenues	23,231	—		23,231
Expenses
Compensation and benefits	26,971	—	—	26,971
General, administrative and other	17,064	—	—	17,064
Depreciation and amortization	730	—	—	730
Expenses of Consolidated Funds	—	206	—	206
Total Expenses	44,765	206	—	44,971
Other Income (loss)
Net gain (loss) on investments	186	—	(154)	32
Other income (expense)	147	—	—	147
Impairment loss on goodwill	(2,655)	—	—	(2,655)
Net gains (losses) of Consolidated Funds’ investments	—	509	—	509
Total Other Income (Loss)	(2,322)	509	(154)	(1,967)
Income (loss) before income taxes	(23,856)	303	(154)	(23,707)
Income tax (benefit) expense	155	—	—	155
Consolidated net income (loss), net of tax	(24,011)	303	(154)	(23,862)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	238	—	—	238
Total Comprehensive Income (Loss)	$(23,773)	$303	$(154)	$(23,624)

	Year Ended December 31, 2014
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$28,338	$—	$(9,777)	$18,561
Incentive income	84,751	—	(18,862)	65,889
Other revenues	531	—	(50)	481
Income of Consolidated Funds	—	143,556	(11,616)	131,940
Total Revenues	113,620	143,556	(40,305)	216,871
Expenses
Compensation and benefits	61,779	—	—	61,779
General, administrative and other	17,726	—	—	17,726
Depreciation and amortization	460	—	—	460
Expenses of Consolidated Funds	—	153,040	(41,140)	111,900
Total Expenses	79,965	153,040	(41,140)	191,865
Other Income (loss)
Net gain (loss) on investments	1,514	—	(1,474)	40
Other income (expense)	256	—	—	256
Net gains (losses) of Consolidated Funds’ investments	—	50,634	(1,104)	49,530
Total Other Income (Loss)	1,770	50,634	(2,578)	49,826
Income (loss) before income taxes	35,425	41,150	(1,743)	74,832
Income tax (benefit) expense	381	—		381
Consolidated net income (loss), net of tax	35,044	41,150	(1,743)	74,451
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(622)	—	—	(622)
Total Comprehensive Income (Loss)	$34,422	$41,150	$(1,743)	$73,829

	Year Ended December 31, 2013
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$36,751	$—	$(10,172)	$26,579
Incentive income	38,051	—	(19,216)	18,835
Other revenues	1,408	—	(143)	1,265
Income of Consolidated Funds	—	109,833	(1,155)	108,678
Total Revenues	76,210	109,833	(30,686)	133,357
Expenses
Compensation and benefits	53,139	—	—	53,139
General, administrative and other	20,135	—	—	20,135
Depreciation and amortization	499	—	—	499
Expenses of Consolidated Funds	—	73,464	(33,482)	39,982
Total Expenses	73,773	73,464	(33,482)	113,755
Other Income (loss)
Net gain (loss) on investments	974	—	(1,392)	(418)
Other income (expense)	13	—	—	13
Net gains (losses) of Consolidated Funds’ investments	—	7,821	—	7,821
Total Other Income (Loss)	987	7,821	(1,392)	7,416
Income (loss) before income taxes	3,424	44,190	1,404	49,018
Income tax (benefit) expense	329	—	—	329
Consolidated net income (loss), net of tax	3,095	44,190	1,404	48,689
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(131)	—	—	(131)
Total Comprehensive Income (Loss)	$2,964	$44,190	$1,404	$48,558

19. Quarterly Results (Unaudited)

The following is a presentation of the quarterly results for the years ended December 31, 2015 and 2014:

	For the Three Months Ended
	December 31, 2015		September 30, 2015(1)	June 30, 2015(1)	March 31, 2015(1)
	( Dollars in Thousands except share and per share amounts)
Total revenues	$5,013		$8,126	$5,400	$4,692
Total expenses	10,428		11,303	12,271	10,969
Total other income (loss)	(2,089)		72	11	39
Income tax (benefit) expense	4,267		(1,528)	(1,682)	(902)
Consolidated net income (loss), net of tax	$(11,771)		$(1,577)	$(5,178)	$(5,336)

Allocation of Consolidated Net Income (Loss), net of tax
Redeemable non-controlling interests	—		—	—	—
Non-controlling interests in Consolidated Funds	149		—	—	—
Stockholders’ equity, ZAIS Group Holdings, Inc.	(9,468)		(568)	(2,947)	(822)
Non-controlling interests in ZAIS Group Parent, LLC	(2,452)		(1,009)	(2,231)	(4,514)
	$(11,771)		$(1,577)	$(5,178)	$(5,336)
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.68)		$(0.04)	$(0.21)	$(0.38)
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.68	)(2)	$(0.06)	$(0.21)	$(0.38)
Weighted average shares of Class A common stock outstanding:
Basic	13,870,917		13,870,917	13,870,917	2,157,698
Diluted	20,870,917		20,870,917	20,870,917	9,184,633

(1)	Subsequent to the filing of the March 31, 2015 10-Q, the Company elected to early adopt ASU 2015-02 with an effective date January 1, 2015. As a result of this adoption, the majority of the ZAIS Managed Entities which were consolidated in the March 31, 2015 10-Q were deconsolidated. Additionally, subsequent to the filing of the June 30, 2015 and September 30, 2015 10-Q’s, in December additional interpretations of ASU 2015-02 became available to the Company. As a result of these new interpretations, the Company reviewed its previous conclusions and determined that additional entities should be deconsolidated. There was no impact on the income (loss) allocated ZAIS Group Holdings, Inc. Stockholders as a result of this adoption. The March 31, 2015, June 30, 2015 and September 30, 2015 figures above reflect the consolidated results of the Company for the three months ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively, subsequent to the adoption of ASU 2015-02. Refer to Note 3 for additional information regarding the adoption of ASU 2015-02.

(2)	7,000,000 Class A Units are anti-dilutive and excluded from the computation of diluted earnings per share.

	For the Three Months Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
	( Dollars in Thousands except share and per share amounts)
Total revenues	$71,788	$39,788	$58,160	$47,135
Total expenses	40,920	27,022	23,666	100,257
Total other income (loss)	(22,474)	4,468	(1,950)	69,782
Income tax (benefit) expense	362	5	(304)	318
Consolidated net income (loss), net of tax	$8,032	$17,229	$32,848	$16,342

Allocation of Consolidated Net Income (Loss), net of tax
Redeemable non-controlling interests	$(395)	$21,183	$10,656	$9,596
Non-controlling interests in Consolidated Funds	375	(415)	1,885	256
Stockholders’ equity, ZAIS Group Holdings, Inc.	—	—	—	—
Non-controlling interests in ZAIS Group Parent, LLC	8,052	(3,539)	20,307	6,490
	$8,032	$17,229	$32,848	$16,342
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$1.15	$(0.51)	$2.90	$0.93
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$1.15	$(0.51)	$2.90	$0.93
Weighted average shares of Class A common stock outstanding:
Basic (1)	7,000,000	7,000,000	7,000,000	7,000,000
Diluted (1)	7,000,000	7,000,000	7,000,000	7,000,000

(1)	Number of diluted shares outstanding for periods after the Business Combination takes into account non-controlling interests in ZGP that may be exchanged for Class A common stock under certain circumstances. Refer to Note 2 for the details regarding the number of Units used to calculate earnings per share for periods prior to the Business Combination.

20. Subsequent Events

We are conducting a strategic review of our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines, including our residential whole loan activities, which are currently incurring losses or not otherwise meeting our expectations for contributing to our earnings. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy, and we will be exiting those activities in an orderly fashion. In connection with this decision and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group. This includes six employees that will be departing over the next two months.  This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We expect total severance charges in the amount of $628,000 during the six months ended June 30, 2016. As previously announced by ZFC REIT on November 4, 2015, ZFC REIT has engaged a financial advisor to evaluate potential strategic alternatives to enhance shareholder value. This includes the exploration of merger and sale transactions involving ZFC REIT or a liquidation of ZFC REIT’s assets. To the extent that any of these strategic alternatives result in termination of the investment advisory agreement between ZFC REIT and a wholly owned subsidiary of ZAIS Group, ZAIS Group’s management fees and AUM related to mortgage strategies would decrease by approximately $(3.0) million and $(0.775) billion, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO 2013”).

Based on its assessment, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to instruction G(3) to Form 10-K, the information required by Item 10 with respect to the Directors of the Company set forth under the headings “Election of Directors” and “Board and Committee Matters,” and “Corporate Governance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

The information required by Item 10 with respect to the executive officers of the Company has been included in Item 1 of Part I of this Form 10-K under the heading “Executive Officers of the Company” in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

Pursuant to instruction G(3) to Form 10-K, information concerning the Audit Committee and audit committee financial expert disclosure set forth under the heading “Board and Committee Matters” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officers and directors of the Company set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning the Company’s Code of Ethics set forth under the heading “Corporate Governance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Item 11. Executive Compensation.

Pursuant to Instruction G(3) to Form 10-K, information concerning director and officer executive compensation, compensation committee interlocks and insider participation and related matters set forth under the headings “Executive Compensation,” “Compensation of Independent Directors,” “Corporate Governance” and “Board and Committee Matters” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning securities authorized for issuance under equity compensation plans set forth under the heading “Executive Compensation” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence set forth under the headings “Certain Relationships and Related Transactions,” “Election of Directors,” “Board and Committee Matters,” and “Corporate Governance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the headings “Ratification of Appointment of Independent Registered Public Accounting Firm” and “Board and Committee Matters” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 75 through 114 of this Annual Report on Form 10-K and are incorporated herein by reference. See Item 8, “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

(3) Exhibits Files:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Investment Agreement, dated as of September 16, 2014, by and among ZAIS Group Holdings, Inc. (the “Company”), ZAIS Group Parent, LLC (“ZGP”), and the members of ZGP, as amended on October 31, 2014 and March 5, 2015 (incorporated by reference to Annex A to the Company’s Definitive Proxy Stated on Schedule 14A (File No. 001-35848), filed with the United States Securities and Exchange Commission (“SEC”) on January 16, 2015).

2.2	Second Amendment to Investment Agreement, dated as of March 4, 2015, by and among HF2 Financial Management Inc., ZGP and the members of ZGP (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 4, 2015).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC March 23, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1/A (File No. 333-186264), filed with the SEC on March 18, 2013).

4.2	Specimen Class B common stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1/A (File No. 333-186264), filed with the SEC on February 26, 2013).

9	Voting Trust Agreement, dated as of March 17, 2015, by and among Christian M. Zugel, Laureen Lim, Sonia Zugel, Family Trust u/ Christian M. Zugel 2005 GRAT, Zugel Family Trust, Christian M. Zugel, as trustee, and the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.1	Second Amended and Restated Limited Liability Company Agreement of ZGP, entered into as of March 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.2	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of ZGP, entered into as of March 20, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.3	Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of ZAIS Group Parent, LLC, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on July 27, 2015).

10.4	Exchange Agreement, dated as of March 17, 2015, by and among the Company, ZGP, the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee (solely in his capacity as the trustee) of the ZGH Class B Voting Trust (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.5	First Amendment to Exchange Agreement by and among ZAIS Group Parent, LLC, ZAIS Group Holdings, Inc., the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee of the ZGH Class B Voting Trust, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on July 27, 2015).

10.6	Form of Registration Rights Agreement among the Company and the holders of Founders’ Shares and Sponsors’ Shares (as defined therein) (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-186264), filed with the SEC on March 21, 2013)

10.7	Registration Rights Agreement, dated as of March 17, 2015, by and among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.8	Tax Receivable Agreement, dated as of March 17, 2015, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.9	First Amendment to Tax Receivable Agreement by and among ZAIS Group Holdings, Inc. and the other parties signatory thereto, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35848) filed, with the SEC on July 27, 2015).

10.10	ZAIS Group Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Annex F of the Company’s Definitive Proxy Statement on Schedule 14A filed, with the SEC on January 16, 2015).

10.11	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on March 11, 2015).

10.12	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on March 11, 2015).

10.13	Letter Agreement, dated March 21, 2013, between R. Bruce Cameron and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.14	Letter Agreement, dated March 21, 2013, between Broad Hollow LLC and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.15	Letter Agreement, dated March 21, 2013, between Broad Hollow Investors LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.16	Form of Stock Escrow Agreement by and among the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders identified therein (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.17	Form of Subscription Agreement between the Registrant and each of Bulldog Investors and White Sand Investor Group, LP (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.18	Form of Subscription Agreement between the Registrant and each of Broad Hollow Investors LLC, Broad Hollow LLC, Sally H. Foote, Healey Associates LLC, Healey Family Foundation, Randall S. Yanker, Burke Family Trust, Parsifal Partners B, LP, PanMar Capital llc, R. Bradley Forth, NAR Special Global, LLC, Thomas Maheras, Daniel T. Smythe, Ramnarain Jaigobind, Paul D. Schaeffer, Dickinson Investments LLC, SC-NGU LLC, Jeffrey J. Hodgman, Robert H. Zerbst and Joseph C. Canavan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.19	Subscription Agreement between the Registrant and R. Bruce Cameron for the purchase of 20,000,000 shares of Class B Common Stock (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.20	Consulting Agreement, dated March 17, 2015, between ZGP and RQSI Ltd (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.21	Incentive Agreement, dated as of February 26, 2013, between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.22	Incentive Agreement, dated as of December 19, 2013, between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.23	Incentive Agreement, dated December 19, 2013, between ZAIS Group, LLC and Christian Zugel (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.24	Non-Competition, Non-Solicitation, Confidentiality and Intellectual Property Agreement between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.25	Offer Letter dated May 14, 2015, from the Company to Donna Blank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on August 6, 2015).

10.26	Promissory Note, dated March 17, 2015, in favor of EarlyBirdCapital, Inc (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.27	Promissory Note, dated March 17, 2015, in favor of Sidoti & Company LLC (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.28	Incentive Fee Agreement, dated March 4, 2015, between ZGP and Neil Ramsey (incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.29	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

14	Code of Ethics

21.1	List of Subsidiaries of ZAIS Group Holdings, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Group Holdings, Inc.

Date: March 10, 2016	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer, President and Director
(principal executive officer)

Date: March 10, 2016	By:	/s/ Donna Blank
Donna Blank
Chief Financial Officer
(principal financial officer)

Date: March 10, 2016	By:	/s/ Christian Zugel
Christian Zugel
Chief Investment Officer and Chairman of the Board

Date: March 10, 2016	By:	/s/ Nisha Motani
Nisha Motani
Chief Accounting Officer
(principal accounting officer)

Date: March 10, 2016	By:	/s/ James Zinn
James Zinn
Director

Date: March 10, 2016	By:	/s/ R. Bruce Cameron
R. Bruce Cameron
Director

Date: March 10, 2016	By:	/s/ Paul B. Guenther
Paul B. Guenther
Director

