Form 10-K/A
period 2015-12-31
ZAIS Group Holdings, Inc.
filed 2016-04-29
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

As of June 30, 2015 (the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $141,003,752 based on the closing sales price of the registrant’s common stock on Tuesday, June 30, 2015 as reported on the Nasdaq Capital Market.

On April 28, 2016, the registrant had a total of 13,880,917 shares of Class A Common Stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of ZAIS Group Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2016 (the “Original Form 10-K”), to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III is no longer being incorporated by reference to the Proxy Statement as the Proxy Statement is not expected to be filed with the SEC within 120 days of December 31, 2015. The Original Form 10-K continues to speak as of the dates described therein, and the disclosures contained therein have not been updated to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Form 10-K, as information in such filings may update or supersede certain information contained in the Original Form 10-K and in this Amendment. Material events may have occurred subsequent to the filing of the Original Filing that are not reflected in this Amendment.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART III

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

Terms used but not defined herein are as defined in the Original Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors and Executive Officers

Board of Directors

Effective April 21, 2016, R. Bruce Cameron resigned from his position as an independent director of the Company, and our board of directors elected John Burke as an independent director of the Company to fill the vacancy created by Mr. Cameron’s resignation. The following sets forth certain information with respect to our directors as of April 29, 2016:

Name	Age	Position Held
Christian M. Zugel	55	Chief Investment Officer and Chairman of our Board of Directors
Michael F. Szymanski	49	Chief Executive Officer, President and Director
John Burke	57	Independent Director
Paul B. Guenther	75	Independent Director
James Zinn	64	Independent Director

Executive Officers

The following sets forth certain information with respect to our executive officers as of April 29, 2016:

Name	Age	Position Held with the Company
Michael F. Szymanski	49	Chief Executive Officer, President and Director
Christian M. Zugel	55	Chief Investment Officer and Chairman of the Board of Directors
Howard E. Steinberg	71	General Counsel
Donna Blank	55	Chief Financial Officer
Don S. Choe	48	Chief Technology Officer
Marc D. Galligan	61	Chief Risk Officer
Gregory Barrett	49	Head of Client Relations and Business Development

Biographical Information

Directors

Christian M. Zugel

Mr. Zugel founded ZAIS Group in 1997 and currently serves as the Chairman of our board of directors and as Chief Investment Officer. Mr. Zugel also serves as Chairman of the board of directors and Chief Investment Officer of ZAIS Financial Corp. (“ZFC REIT”), a publicly traded real estate investment trust for which a subsidiary of ZAIS Group acts as the external manager. Prior to founding ZAIS Group, Mr. Zugel was a senior executive with J.P. Morgan Securities Inc., where he led J.P. Morgan’s entry into many new trading initiatives. At J.P. Morgan, Mr. Zugel also served on the Asia Pacific management-wide and firm-wide market risk committees. Mr. Zugel received a Masters in Economics from the University of Mannheim, Germany.

Mr. Zugel is well qualified to serve as a director due to his institutional knowledge with respect to ZAIS Group and his significant experience in the investment management industry both as a senior executive with J.P. Morgan Securities Inc. and as the founder of ZAIS Group.

Michael F. Szymanski

Mr. Szymanski currently serves as our Chief Executive Officer, President and Director and has served as the President of ZAIS Group since 2011. Mr. Szymanski also serves as Chief Executive Officer, President and Director of ZFC REIT. Prior to joining ZAIS Group, Mr. Szymanski was Chief Executive Officer of XE Capital Management, LLC, an investment management firm specializing in structured products, from 2003 to 2008. Prior to that, Mr. Szymanski was Chief Financial Officer of Zurich Capital Markets (“ ZCM”), a subsidiary of Zurich Financial Group, from 2000 to 2002. At ZCM, Mr. Szymanski managed global finance, accounting, tax, treasury, and risk management for a business specializing in structured products, including hedge fund linked derivatives and principal investments. Prior to that, Mr. Szymanski was a Vice President in the Bank and Insurance Strategies Group of Lehman Brothers from 1997 to 2000, providing capital markets structuring and advisory services to financial institutions and corporations. Prior to that, Mr. Szymanski spent nine years at Ernst & Young LLP advising financial services clients, leaving as a Senior Manager in the Capital Markets/M&A Advisory Group in New York. Mr. Szymanski served in E&Y’s National Office-Financial Services Industries Group, providing internal consultation services to resolve clients’ accounting and regulatory issues, specializing in financial instruments. Mr. Szymanski also served on the board of directors of the National Stock Exchange from December 30, 2011 to February 19, 2015 and as Chairman of its audit committee from February 10, 2012 to February 19, 2015. Mr. Szymanski is a Certified Public Accountant and received a B.A. in Business Administration with a concentration in Accountancy from the University of Notre Dame and an Executive M.B.A. with a concentration in Finance from New York University’s Stern School of Business.

We believe that Mr. Szymanski’s institutional knowledge with respect to ZAIS Group and his experience as an executive officer in multiple companies in the investment management industry enhances the breadth of experience of our board of directors.

John Burke

Mr. Burke joined our board of directors in April 2016. He has been a professor of finance at Monmouth University since 1999. Mr. Burke founded Rumson Capital, LLC, a hedge fund engaged in quantitative arbitrage based strategies, and served as its Managing Partner from 1993 until 2008. Prior to founding Rumson Capital, Mr. Burke was a Director at Deutsche Bank, AG from 1991 to 1993, where he served as Co-Head of the Global Structured Products Group and managed the global derivative products group. From 1983 to 1993, Mr. Burke served in several capacities at PaineWebber, Inc., including as Managing Director of the Global Equity Derivative Group. Mr. Burke received his M.B.A. with honors from Indiana University with a specialization in finance and his B.A. in business and economics from State University of New York, College at Brockport.

We believe that Mr. Burke is well qualified to serve as a director due to his extensive experience in the financial services industry, business leadership and knowledge of financial markets.

Paul B. Guenther

Mr. Guenther joined our board of directors upon the closing of the Business Combination in March 2015. From 2002 until 2015, Mr. Guenther served as a member of the board of directors of The Guardian Life Insurance Company, where he has chaired the audit, investment and human resources and governance committees. In 2015, Mr. Guenther was elected to the board of directors of Barnes & Noble, Inc. and as Chairman of its audit committee. Mr. Guenther has also served as chairman of Community and Southern Bank Holding Co. and as chairman of First National Bank of New York, which merged into Bridgehampton National Bank in 2014. From August 2007 to November 2010, Mr. Guenther served as a member of the board of directors of Liberty Acquisition Holdings Corp., a publicly traded blank check company that completed its business combination in November 2010. Mr. Guenther was the President of PaineWebber Group, Inc. from January 1994 to April 1995. Mr. Guenther began working at Paine Webber Incorporated in 1966 and served as its President from December 1988 until January 1994. Mr. Guenther also served as Chairman of the New York Philharmonic from September 1996 until 2009, after which he became Chairman Emeritus, and was a member of the board of directors of RS Investments until 2015. Mr. Guenther serves on several philanthropic boards and is a member of several charitable organizations. Mr. Guenther received his M.B.A. from Columbia Graduate School of Business and his B.S. in economics from Fordham University and is a CFA charterholder.

Mr. Guenther is well qualified to serve as a director due to his experience in public and private company governance and his financial experience and knowledge.

James Zinn

Mr. Zinn joined our board of directors upon the closing of the Business Combination in March 2015. From 2013 to 2015, Mr. Zinn served on the board of directors of ZFC REIT, including as Chairman of the audit committee. In connection with the closing of the Business Combination, Mr. Zinn resigned from the ZFC REIT board of directors and joined our board. Since 2010, Mr. Zinn has served as a Director and formerly Treasurer of his homeowners association representing over 5,000 residents. From 2008 through 2012, he also maintained an on-call consultant role with ODIN Technologies, Inc., a radio-frequency identification-engineering firm, which he helped organize in 2003. From 2003 to 2009, Mr. Zinn served as a director of Vmeals, LLC, an online food sales organization. During 2008, Mr. Zinn also served on the valuation committee of XE Capital Management, LLC, a hedge fund based in New York City. From 1999 to 2006, Mr. Zinn co-founded and served as Chief Financial Officer (until 2002) and a Director of ServerVault, Inc., a secure web-hosting company. From 1994 to 1999, Mr. Zinn served as the Chief Financial Officer and Senior Vice President of CapitalOne Financial Corporation, where he was responsible for all financial management and related communications. Prior to that, from 1977 to 1994, Mr. Zinn served in various capacities from staff accountant to Regional Partner for Ernst & Young, LLP, providing accounting and consultation advice on technical accounting matters to financial services clients. Mr. Zinn received a B.S. in Business Administration from The Ohio State University in 1975.

Mr. Zinn was selected to serve on our board of directors due to his accounting expertise and industry experience.

Executive Officers

Gregory Barrett

Mr. Barrett serves as Head of Client Relations and Business Development globally and is responsible for working with the firm’s Client Relations team, portfolio managers, and Chief Investment Officer to lead and create distribution strategies for ZAIS. Mr. Barrett is also a member of ZAIS’s Management Advisory Committee. Mr. Barrett joins ZAIS with 23 years of industry experience, including capital formation, capital introduction, and entrepreneurial start-ups. Prior to joining ZAIS in February of 2016, Barrett was a Managing Director and a senior member of Dyal Capital Partners, a private equity business within Neuberger Berman LLC, where he co-headed Dyal's Business Services platform from April 2012 to January 2016. Previously, he was a senior member of Barclays Capital Prime Services Group from 2008 to 2012. During his tenure at Barclays, he was Global Head of the Capital Solutions Group and responsible for key account coverage oversight of the Capital Solutions Group. Mr. Barrett holds an M.B.A. in Finance from Fordham University and a B.A. in English and Philosophy from Franklin and Marshall College.

Biographies for each of our executive officers other than Gregory Barrett are contained in the discussion entitled “Executive Officers of the Company” in Item 1 of Part I of the Original Form 10-K.

There are no familial relationships among any of the members of our board of directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our outstanding shares of Common Stock (“10% Holders”) to file with the SEC and the NASDAQ initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Directors, executive officers and 10% Holders are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms and amendments thereto filed during any given year.

Based on the review of copies of the Section 16(a) reports and amendments thereto furnished to us and/or written representations from our directors, executive officers and 10% Holders that no other reports were required to be filed, we believe that for the period from January 1, 2015 through December 31, 2015 our directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

Our board of directors has adopted a Code of Ethics (the “Code of Ethics”). Our Code of Ethics applies to our officers, directors, employees and independent contractors who have access to our systems. Among other matters, our Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in our public communications;

•	compliance with applicable governmental laws, rules and regulations;

•	prompt internal reporting of violations of the Code of Ethics to appropriate persons identified in the Code of Ethics; and

•	accountability for adherence to the Code of Ethics.

Any waiver of the Code of Ethics for our executive officers or directors may be made only by our board of directors or one of its committees and will be promptly disclosed if and to the extent required by law or NASDAQ regulations.

The Code of Ethics is available for viewing on our website at www.zaisgroupholdings.com . We will also provide the Code of Ethics, free of charge, to stockholders who request it. Requests should be directed to ZAIS Group Holdings, Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106, Attn: Secretary.

Audit Committee.   Messrs. Zinn (Chair), Guenther and Burke are the current members of the Audit Committee. Our board of directors has determined that all of the members of the Audit Committee are independent as required by the NASDAQ listing standards, SEC rules governing the qualifications of Audit Committee members, our Corporate Governance Guidelines (the “Guidelines”), the independence standards adopted by our board of directors, as permitted by the Guidelines (the “Independence Standards”) and the written charter of the Audit Committee. Our board of directors has also determined, based upon its qualitative assessment of their relevant levels of knowledge and business experience, that Messrs. Zinn, Guenther and Burke are each “financially literate” as required by the NASDAQ listing standards. In addition, our board of directors has determined that Mr. Zinn qualifies as an “Audit Committee financial expert” for purposes of, and as defined by, SEC rules and has the requisite accounting or related financial management expertise required by NASDAQ listing standards. The Audit Committee, among other things, acts on behalf of our board of directors to discharge our board of directors’ responsibilities relating to our corporate accounting and reporting practices, the quality and integrity of our consolidated financial statements, our compliance with applicable legal and regulatory requirements, the performance, qualifications and independence of our external auditors, the staffing, performance, budget, responsibilities and qualifications of our internal audit function and reviewing its policies with respect to risk assessment and risk management. The Audit Committee is also responsible for reviewing with management and external auditors our interim and audited annual financial statements, meeting with officers responsible for certifying our annual report on Form 10-K or any quarterly report on Form 10-Q and reviewing with such officers disclosures related to any significant deficiencies in the design or operation of internal controls. The Audit Committee is charged with periodically discussing with our external auditors such auditors’ judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements. Additional information regarding the responsibilities of the Audit Committee is set forth in its written charter.

Item 11. Executive Compensation.

Compensation of Independent Directors

We pay directors’ fees only to those directors who are independent under the NASDAQ listing standards. We pay an annual base director’s fee of $200,000 to each of our independent directors. Base independent directors’ fees are paid 50% in cash and 50% in restricted stock awards. We reimburse all members of our board of directors for their travel expenses incurred in connection with their attendance at full meetings of our board of directors and its committees.

Our independent directors are also generally eligible to receive restricted stock, restricted stock units (“RSUs”), Class A Common Stock, options and other equity-based awards under our equity-based ZAIS Group Holdings, Inc. 2015 Stock Incentive Plan (the “2015 Stock Plan”).

The following table sets forth the compensation we paid to our independent directors in 2015 (other than Mr. Cameron who served as Chief Executive Officer of HF2 and whose compensation is shown below, see Executive Compensation — Summary Compensation Table).

2015 Independent Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul B. Guenther	$80,000	$98,500	—	—	—	—	$178,500
James Zinn	$80,000	$98,500	—	—	—	—	$178,500

(1)	Reflects the grant date fair value of RSUs as determined in accordance with ASC Topic 718. The amounts were calculated based on the number of RSUs granted multiplied by the closing price per share of our Class A Common Stock on the date of grant. The amounts do not reflect the actual amounts that may be realized by the directors.

Executive Compensation

    Summary Compensation Table

Our “named executive officers” consist of Mr. Szymanski, Mr. Steinberg, Ms. Blank and Mr. Cameron. The following table sets forth certain information with respect to the compensation for the years ended December 31, 2015 and 2014 earned by, awarded to, or paid to the Company’s named executive officers as well as Mr. Zugel, our Chief Investment Officer, as we anticipate he will typically be a named executive officer. The table also includes Mr. Cameron who served as the Chief Executive Officer of HF2 until March 2015 and thereafter served as our director until his resignation on April 21, 2016.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Nonequity incentive plan compensation ($) (3)	All other compensation ($) (4) (5)	Total ($)
Michael Szymanski Chief Executive Officer and President	2015	300,000	—	1,583,671	—	25,367	1,909,038
	2014	260,417	1,000,000		867,755	34,854	2,163,026

Donna Blank Chief Financial Officer	2015	175,000	575,000	440,000	—	—	1,190,000

Howard E. Steinberg General Counsel	2015	300,000	—	633,468	—	1,524	934,992
	2014	300,000	900,000	—	867,755	1,446	2,069,201

Christian Zugel Chief Investment Officer	2015	400,000	—	—	—	172,072	572,072
	2014	400,000	3,100,000	—	—	570,726	4,070,726

R. Bruce Cameron Former HF2 Chief Executive Officer(6)	2015	80,000	—	98,500	—	—	178,500
	2014	—	—	—	—	—	—

(1)	Reflects the payment of a signing bonus and a first year guaranteed bonus to Ms. Blank in 2015 and discretionary bonuses to Messrs. Szymanski, Steinberg and Zugel in 2014.

(2)	Reflects the grant date fair value of Class B-0 Units in ZGP granted to Mr. Szymanski, Mr. Steinberg and Ms. Blank by ZGP as determined under ASC Topic 718, disregarding forfeitures. Also reflects the grant date fair value of RSUs determined in accordance with ASC Topic 718 granted to Mr. Cameron in his capacity as an independent director. The grant date fair value for each RSU and Class B-0 Unit in ZGP is based on the closing price per share of our Class A Common Stock on the grant date. The amounts do not reflect the actual amounts that may be realized by the officers or directors.

(3)	Reflects amounts earned under the ZAIS Group, LLC Income Unit Plan in 2014, which provided participants a designated percentage of ZGP’s distributable income. This plan was terminated by ZAIS Group effective December 31, 2014.

(4)	Includes waiver of management and incentive fees payable with respect to investments in certain funds that ZAIS Group manages for Messrs. Zugel and Szymanski and certain trusts and family members related to these named executive officers. The amount of the waived fees with respect to Messrs. Zugel and Szymanski for 2015 was $149,531 and $4,445, respectively, and for 2014 was $542,820 and $9,822, respectively.

(5)	Includes fees earned by Messrs. Zugel and Szymanski due to service as a director of an entity for which ZAIS Group serves as an investment advisor. The amount of director fees received by each of them for board service during 2015 and 2014 was $20,110 and $23,783, respectively. These amounts were paid in Euros and have been converted to U.S. dollars based on the average conversion rate on the payment date.

(6)

Reflects compensation received by Mr. Cameron due to his service as an independent director of the Company. Our Compensation Committee used its discretionary authority under our 2015 Stock Plan to accelerate the vesting date of the 10,000 RSUs previously held by Mr. Cameron to April 21, 2016, the date of his resignation, from April 30, 2016, the scheduled vesting date.

Information Regarding Summary Compensation Table

ZAIS Group previously sponsored the ZAIS Group, LLC Income Unit Plan (the “Income Unit Plan”) for a group of its key employees. The Income Unit Plan was adopted in June 2013 and was terminated as of December 31, 2014. Under the Income Unit Plan, participants received income units, which represented a contingent right to receive a portion of ZAIS Group’s distributable income for a plan year. An employee must generally have been employed on the scheduled distribution date to receive payments under the Income Unit Plan. If there was positive distributable income for a year, 85% of the estimated amount of positive distributable income earned with respect to a participant’s income units for that year was payable in December. The remainder, if any, was payable in the following year. No further amounts are payable under the Income Unit Plan.

Under the terms of an agreement dated February 27, 2012, Mr. Zugel, as managing member of ZAIS Group, is entitled to receive 10% of the net incentive income with respect to certain ZAIS Managed Entities, after deducting any payments made with respect to certain employee compensation payments and payments made to external marketers. These payments amounted to $0 for 2015 and $0 for 2014, and no amounts have been reported in this year’s Summary Compensation Table with respect to this agreement. As of December 31, 2015, there was one ZAIS Managed Entity for which Mr. Zugel is entitled to future payments under the aforementioned agreement.

ZAIS Group has entered into incentive agreements, dated December 19, 2013, with Messrs. Zugel and Szymanski, which provide for the cash payment of $164,000 and $105,000 to Messrs. Zugel and Szymanski, respectively, on each of February 27, 2015, February 29, 2016 and February 28, 2017. Under the terms of a separate incentive agreement between ZAIS Group and Mr. Szymanski, dated February 26, 2013, Mr. Szymanski is entitled to receive a cash payment of $85,000 on the last day of February in 2014, 2015 and 2016. If Messrs. Zugel or Szymanski’s employment is terminated without “cause” (as defined in the ZAIS Group Employee Handbook), or in the event of their death or disability on or before the date on which a payment is due under an applicable incentive agreement, ZAIS Group will be obligated to make the relevant cash payment to the executive or the executive’s estate (in the event of death). All payments due on or prior to the date of this Amendment under the incentive agreements described above have been made to Messrs. Zugel and Szymanski. None of these amounts have been reported in this year’s Summary Compensation Table above consistent with SEC reporting rules.

Outstanding Equity Awards at 2015 Year-End

The following table sets forth certain information about unvested equity awards in the form of RSUs granted to Mr. Cameron and Class B-0 Units in ZGP (“Class B-0 Units”) for the other named executive officers as of December 31, 2015.

	Stock Awards(1)
Names	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Szymanski	163,265	(1)	$1,511,834	—	—
Donna Blank	50,000	(1)	463,000	—	—
Howard E. Steinberg	65,306	(1)	604,734	—	—
Christian Zugel	—		—	—	—
R. Bruce Cameron	10,000	(2)	92,600	—	—

(1)	Messrs. Szymanski, Steinberg and Zugel and Ms. Blank have not received any compensation from us in the form of shares of common stock of ZAIS Group Holdings, Inc. However, Messrs. Szymanski and Steinberg and Ms. Blank have received Class B-0 Units. The Class B-0 Units are subject to a two year cliff-vesting provision, whereby these units will be forfeited if the executive resigns or is terminated prior to the two year anniversary of the grant date. The Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

(2)

Reflects compensation received by Mr. Cameron due to his service as an independent director of the Company. Our Compensation Committee used its discretionary authority under our 2015 Stock Plan to accelerate the vesting date of the 10,000 RSUs previously held by Mr. Cameron to April 21, 2016, the date of his resignation, from April 30, 2016, the scheduled vesting date.

Stock Incentive Plan

On March 9, 2015, the stockholders of the Company approved the 2015 Stock Plan, which is filed as Exhibit 10.6 to our Current Report on Form 8-K filed on March 23, 2015. The 2015 Stock Plan permits the granting of stock options, restricted and unrestricted shares of Class A Common Stock, RSUs, stock bonus awards, dividend equivalent rights and other equity-based awards. As noted above, no equity awards have been made to our named executive officers other than to Mr. Cameron due to his service as an independent director of the Company.

Except to the extent otherwise provided in an award agreement, in the event of a change in control (as defined in the 2015 Stock Plan), then notwithstanding any provision of the 2015 Stock Plan to the contrary, with respect to all or any portion of the participant’s outstanding award or awards, the Compensation Committee may provide that: (a) the then outstanding options and stock appreciation rights will become immediately exercisable on the date of the change in control; (b) the period of restriction applicable to awards will expire as of a time prior to the change in control (including without limitation a waiver of any applicable performance goals); (c) performance periods in effect on the date the change in control occurs will end on such date, and may (i) determine the extent to which performance goals with respect to each such performance period have been met based on available information the Compensation Committee deems relevant and (ii) cause the participant to receive partial or full payment of awards based on the Compensation Committee’s determination of the degree of attainment of performance goals, or by assuming that the applicable “target” levels of performance have been attained or on such other basis determined by the Compensation Committee; and (d) all awards that have been previously deferred to be settled in full as soon as practicable. In addition, if an award under the 2015 Stock Plan is subject to Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), a change in control transaction may constitute a payment event only if the transaction is also a “change in control event” for purposes of Section 409A of the Code.

Compensation Committee Interlocks and Insider Participation

During 2015, none of the members of our Compensation Committee was a current or former officer of our Company, except for Mr. Cameron, who was HF2’s Chairman and Chief Executive Officer prior to the Business Combination. There are no other Compensation Committee interlocks or insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 26, 2016 regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) our named executive officers, (iii) our directors and (iv) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 13,880,917 shares of our Class A Common Stock outstanding and 20,000,000 shares of our Class B Common Stock outstanding as of April 26, 2016. Share amounts and corresponding percentages for each person holding RSUs that vest within 60 days assume that the person has received one share of our Class A Common Stock for each such RSU.  The total number of shares of Class A Common Stock outstanding used in calculating percentages for each person assumes that no shares of Class A Common Stock have been issued for unvested RSUs held by other persons.

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106.

Names	Shares of Class A Common Stock Beneficially Owned		Percentage of Outstanding Shares of Class A Common Stock	Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class B Common Stock
Class B Voting Trust	—		—	20,000,000	100%
Named Executive Officers and Directors
Christian Zugel (1)	487,498		3.5%	20,000,000	100%
Michael Szymanski	—		—	—	—
Howard E. Steinberg	—		—	—	—
Donna Blank	—		—	—	—
R. Bruce Cameron (2)	457,295		3.3%	—	—
John Burke	—		—	—	—
James Zinn (3)	10,000		*	—	—
Paul B. Guenther (3)	10,000		*	—	—
All directors and executive officers as a group (eleven persons)	507,498	(4)	3.7%	20,000,000	100%
5% or Greater Beneficial Owner
Neil A. Ramsey (5)	9,585,287		69.1%	—	—
Royce & Associates, LLC (6)	1,003,918		7.2%	—	—

(1)	Mr. Zugel is the sole trustee of the Class B Voting Trust and, in such capacity, has voting and investment power over the shares of Class B Common Stock held therein. Total for Class A Common Stock includes 112,499 shares held by Family Trust U/A Christian M. Zugel 2005 GRAT (the “GRAT”) and 74,999 shares held by the Zugel Family Trust (the “Zugel Trust” and, together with the GRAT, the “Trusts”). Mr. Zugel disclaims beneficial ownership over the shares held by the Trusts since an independent trustee and adviser govern the Trusts.

(2)	Includes 289,124 shares held by Broad Hollow Investors LLC and 28,125 shares held by Broad Hollow LLC. Tartan Farm Corp. is the managing member of Broad Hollow Investors LLC and Broad Hollow LLC. Mr. Cameron is the President of Tartan Farm Corp. and has voting and dispositive power over the shares held by Broad Hollow Investors LLC and Broad Hollow LLC. Includes 81,210 shares held by the Foote Family Education Trust dated February 18, 2015, of which Mr. Cameron is the trustee. Includes 33,836 shares held by Mr. Cameron’s spouse. Also includes 10,000 shares of Class A Common Stock held by Mr. Cameron that were issued upon the vesting of RSUs previously granted to Mr. Cameron for his service as our independent director. Mr. Cameron resigned from our board of directors, effective April 21, 2016.

(3)	Includes 10,000 RSUs held by each of Messrs. Zinn and Guenther that are expected to vest on April 30, 2016. Upon vesting, the Company will issue to the holder of RSUs the number of shares of Class A Common Stock equal to the number of vested RSUs.

(4)	Does not include the shares beneficially owned by R. Bruce Cameron, who is included in this table by virtue of the fact that he served as the Chief Executive Officer of HF2 until March 2015 and thereafter served as our director until his resignation on April 21, 2016.

(5)	According to a Schedule 13D filed on February 17, 2015, as amended by a Schedule 13D/A filed on March 25, 2015, 9,207,056 of the shares reported are held by d.Quant Special Opportunities Fund, LP, a Delaware limited partnership (“SpecOps”), and 378,231 shares are held by NAR Special Global, LLC (“NAR”). Mr. Ramsey is the general partner of SpecOps and has sole voting and dispositive power over the shares held by SpecOps, and the managing member of NAR and has sole voting and dispositive power over the shares held by NAR. The business address for this stockholder is 1515 Ormsby Station Court, Louisville, KY 40223.

(6)	According to a Schedule 13G filed on January 28, 2016, the 1,003,918 shares reported are held Royce & Associates, LLC. The business address for this stockholder is 745 Fifth Avenue, New York, NY 10151.

Under the beneficial ownership rules, the ZGP Founder Members are not deemed to hold the shares of Class A Common Stock into which the Class A units of ZGP (“Class A Units”) that they hold are exchangeable because the ZGP Founder Members are subject to a two-year restriction on such exchanges. The following table assumes that the 7,000,000 Class A Units owned by the ZGP Founder Members and all of the 1,274,730 Class B-0 Units held by ZAIS Group employees outstanding as of April 26, 2016 were exchanged into shares of Class A Common Stock. The following table also gives effect to the vesting of an aggregate of 50,942 RSUs held by our independent directors as of April 26, 2016. Accordingly, the beneficial ownership of Class A Common Stock and the percentages in the following table are based on 22,206,589 shares of Class A Common Stock outstanding and 20,000,000 shares of Class B Common Stock outstanding as of April 26, 2016.

Beneficial Ownership on a Fully Diluted Basis

Names	Shares of Class A Common Stock Beneficially Owned		Percentage of Outstanding Shares of Class A Common Stock	Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class B Common Stock
Class B Voting Trust	—		—	20,000,000	100%
Named Executive Officers and Directors
Christian Zugel (1)	6,087,498		27.4%	20,000,000	100%
Michael Szymanski	163,265		*	—	—
Howard E. Steinberg	65,306		*	—	—
Donna Blank	50,000		*	—	—
R. Bruce Cameron (2)	457,295		2.1%	—	—
John Burke (3)	10,314		*	—	—
James Zinn (3)	20,314		*	—	—
Paul B. Guenther (3)	20,314		*	—	—
All directors and executive officers as a group (eleven persons)	6,647,623	(4)	29.9%	20,000,000	100%
5% or Greater Beneficial Owner (as listed in the table above)
Neil A. Ramsey (5)	9,585,287		43.2%	—	—
Royce & Associates, LLC (6)	1,003,918		4.5%	—	—

*	Denotes less than 1%.

(1)	Mr. Zugel is the sole trustee of the Class B Voting Trust and, in such capacity, has voting and investment power over the shares of Class B Common Stock held therein. Total for Class A Common Stock includes 1,162,499 shares held by the GRAT and 599,999 shares held by the Zugel Trust. Mr. Zugel disclaims beneficial ownership over the shares held by the Trusts since an independent trustee and adviser govern the Trusts. Includes 700,000 shares held by Mr. Zugel’s spouse.

(2)	Includes 289,124 shares held by Broad Hollow Investors LLC and 28,125 shares held by Broad Hollow LLC. Tartan Farm Corp. is the managing member of Broad Hollow Investors LLC and Broad Hollow LLC. Mr. Cameron is the President of Tartan Farm Corp. and has voting and dispositive power over the shares held by Broad Hollow Investors LLC and Broad Hollow LLC. Includes 81,210 shares held by the Foote Family Education Trust dated February 18, 2015, of which Mr. Cameron is the trustee. Includes 33,836 shares held by Mr. Cameron’s spouse. Also includes 10,000 shares of Class A Common Stock held by Mr. Cameron that were issued upon the vesting of RSUs previously granted to Mr. Cameron for his service as our independent director. Mr. Cameron resigned from our board of directors, effective April 21, 2016.

(3)	Includes 10,000 RSUs held by each of Messrs. Zinn and Guenther that are expected to vest on April 30, 2016, and 10,314 RSUs held by each of Messrs. Burke, Zinn and Guenther that are expected to vest on April 21, 2017. Upon vesting, the Company will issue to the holder of RSUs the number of shares of Class A Common Stock equal to the number of vested RSUs.

(4)	Does not include the shares beneficially owned by R. Bruce Cameron, who is included in this table by virtue of the fact that he served as the Chief Executive Officer of HF2 until March 2015 and thereafter served as our director until his resignation on April 21, 2016.

(5)	According to a Schedule 13D filed on February 17, 2015, as amended by a Schedule 13D/A filed on March 25, 2015, 9,207,056 of the shares reported are held by SpecOps, and 378,231 shares are held by NAR. Mr. Ramsey is the general partner of SpecOps and has sole voting and dispositive power over the shares held by SpecOps, and is the managing member of NAR and has sole voting and dispositive power over the shares held by NAR. The business address for this stockholder is 1515 Ormsby Station Court, Louisville, KY 40223.

(6)	According to a Schedule 13G filed on January 28, 2016, the 1,003,918 shares reported are held Royce & Associates, LLC. The business address for this stockholder is 745 Fifth Avenue, New York, NY 10151.

Equity Compensation Plan Information

Equity-based compensation may be awarded to employees and directors under the 2015 Stock Incentive Plan and other incentive plans established or maintained by the Company from time to time. As of December 31, 2015, 30,000 RSUs granted pursuant to the 2015 Stock Plan were outstanding and 1,337,486 Class B-0 Units granted to certain employees of ZAIS Group were outstanding.

Plan Category	Number of securities to be issued upon exercise of outstanding awards (a)	Weighted Average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders(1)	30,000	-	2,050,637

Equity compensation plans not approved by shareholders(2)	1,337,486	-	5,462,514

Total	1,367,486	-	7,513,151

(1)	The 2015 Stock Plan permits the granting of stock options, restricted and unrestricted shares of Class A Common Stock, RSUs, stock bonus awards, dividend equivalent rights and other equity-based awards. Up to 2,080,637 shares of Class A Common Stock are available for awards under the 2015 Stock Plan. As of December 31, 2015, RSUs are the only awards that have been granted pursuant to the 2015 Stock Plan.

(2)	ZGP may issue up to 6,800,000 Class B Units to employees of ZGP or its subsidiaries, subject to certain restrictions. ZGP Class B Units are exchangeable for Class A Common Stock. As of December 31, 2015, Class B-0 Units are the only ZGP Class B Units that have been granted. For additional information, see Notes 2 and 10 to the Company’s consolidated financial statements included in the Original Form 10-K.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Review, Approval or Ratification of Transactions with Related Persons

We do not have a policy that expressly prohibits our directors, officers, security holders and affiliates from engaging for their own account in business activities of the types conducted by us. However, our Code of Ethics contains a conflicts of interest policy that prohibits our directors, officers and employees from engaging in any transaction or actions that involves an actual conflict of interest with us, unless our chief executive officer or chief compliance officer has approved the act or transaction.

Certain Relationship and Related Transactions

Transactions with HF2’s Sponsors

In connection with the formation of HF2, HF2 issued shares of Class A Common Stock (the “Founders’ Shares”) to certain persons. Prior to HF2’s initial public offering (the “IPO”) on December 5, 2012, a total of 4,255,000 Founders Shares were sold to certain of HF2’s sponsors (the “Sponsors”) at a price of approximately $0.005875 per share for an aggregate of $25,000. On February 26, 2013, HF2 repurchased 1,320,707 Founders’ Shares from certain Sponsors at the original sale price of approximately $0.005875 per share for an aggregate price of $7,760. On the same date, HF2 also sold 1,464,457 Founders’ Shares to certain existing and new Sponsors at the same price of approximately $0.005875 per share for an aggregate price of $8,605.

The Founders’ Shares are identical to the shares of Class A Common Stock sold in the IPO. However, under letter agreements entered into with HF2 in connection with the IPO, the Sponsors agreed (A) to vote their Founders’ Shares and any other shares acquired in or after the IPO in favor of the Business Combination, and (B) not to redeem any Founders’ Shares in connection with a stockholder vote to approve the Business Combination. Additionally, the Sponsors agreed not to transfer, assign or sell any of the Founders’ Shares (except to certain permitted transferees) until one year after the date of the consummation of the Business Combination or earlier if, subsequent to the Business Combination (1) with respect to 50% of the Founders’ Shares, the last sales price of the Class A Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the closing of the Business Combination and, with respect to the remaining 50% of the Founders’ Shares, the last sales price of the Class A Common Stock equals or exceeds $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the closing of the Business Combination or (2) we consummate a liquidation, merger, stock exchange or other similar transaction which results in all of our holders of Class A Common Stock having the right to exchange their shares of Class A Common Stock for cash, securities or other property. In addition, in connection with the Business Combination, Bruce Cameron agreed not to transfer, assign or sell 116,254 of his Founders’ Shares (except to certain permitted transferees) until March 17, 2017 (two years after the date of the consummation of the Business Combination) and after such two year period he may only transfer, assign or sell 25% of such Founders’ Shares in any 12-month period.

On March 22, 2013, the Sponsors purchased an aggregate of 1,414,875 shares of Class A Common Stock at a price of $10.00 per share from HF2 (the “Sponsors’ Shares'). These purchases took place on a private placement basis simultaneously with the consummation of the IPO. On April 1, 2013, the Sponsors purchased an additional 183,525 Sponsors’ Shares at a price of $10.00 per share from HF2. These purchases took place on a private placement basis simultaneously with the consummation of the underwriters’ over-allotment option related to the IPO. In connection with such purchases, the Sponsors agreed (A) to vote their Sponsors’ Shares in favor of any proposed initial business combination, and (B) not to redeem any Sponsor Shares in connection with a stockholder vote to approve the Business Combination. Additionally, the Sponsors agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of the Business Combination.

In December 2012, Mr. Cameron purchased an aggregate of 20,000,000 shares of Class B Common Stock for an aggregate purchase price of $20.00, or $0.000001 per share, which is the per share par value. Mr. Cameron contributed the shares of Class B Common Stock to a voting trust (the “HF2 Class B Voting Trust”). Wilmington Trust, National Association served as administrative trustee of the HF2 Class B Voting Trust. Shares of Class B Common Stock are entitled to ten votes per share and vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our common stock for a vote. Shares of Class B Common Stock have no economic rights (other than the right to be redeemed at par value upon a liquidation).

Prior to the IPO, certain of HF2’s sponsors, officers and directors loaned HF2 an aggregate of $200,000 to cover expenses related to the IPO. The loans were payable without interest on the earlier of (i) December 5, 2013, (ii) the date on which the IPO was consummated or (iii) the date on which HF2 determined to not proceed with the IPO. The loans were repaid from the proceeds of the IPO that were not placed in the trust account that held the proceeds of the IPO (the “Trust Account”).

On October 23, 2014, Broad Hollow Investors LLC, one of the Sponsors and an affiliate of R. Bruce Cameron, loaned HF2 $300,000 pursuant to an interest-free promissory note. The loan became due and was paid in full upon the closing of the Business Combination. On December 2, 2014, R. Bradley Forth, our former Executive Vice President and Chief Financial Officer, loaned HF2 $100,000 pursuant to an interest-free promissory note. The loan became due and was paid in full on upon the closing of the Business Combination.

The holders of Founders’ Shares, as well as the holders of Sponsors’ Shares, are entitled to registration rights pursuant to the Registration Rights Agreements (as defined below). Such holders may invoke their demand registration rights and have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of the Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements. See “— Registration Rights Agreements —  IPO Registration Rights Agreement.”

Berkshire Capital Securities LLC, an affiliate of Mr. Cameron, made available to HF2 general and administrative services including office space, utilities and secretarial support, from the date that HF2’s securities were first listed on NASDAQ through the closing of the Business Combination. HF2 paid Berkshire Capital Securities LLC $10,000 per month for these services. This arrangement was terminated upon the closing of the Business Combination.

Business Combination

On March 17, 2015, the Business Combination was consummated pursuant to the Investment Agreement by and among HF2, ZGP and the ZGP Founder Members, whereby HF2 acquired a 66.5% interest in ZGP and changed its name to ZAIS Group Holdings, Inc. In the Business Combination, HF2 contributed $78.2 million in cash to ZGP and transferred 20,000,000 shares of our Class B Common Stock to the ZGP Founder Members which was immediately deposited into a voting trust (the “Class B Voting Trust”), of which Mr. Zugel is the initial sole trustee. The remaining Class A Units of ZGP not acquired by HF2 are held by the ZGP Founder Members. In his capacity as trustee of the Class B Voting Trust, Mr. Zugel has voting power over the shares of Class B Common Stock held in the Class B Voting Trust. Each share of Class B Common Stock is entitled to 10 votes and there are currently 20,000,000 shares of Class B Common Stock outstanding. Consequently, in his capacity as trustee of the Class B Voting Trust, Mr. Zugel has effective voting control of the Company.

At the closing of the Business Combination, we also entered into the following agreements, each of which is discussed below: (i) the Amended and Restated Limited Liability Company Agreement of ZGP, entered into as of March 17, 2015 and amended on March 20, 2015 and July 21, 2015 (the “ZGP LLC Agreement”), (ii) Exchange Agreement, dated as of March 17, 2015, by and among the Company, ZGP, the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee (solely in his capacity as the trustee) of the Class B Voting Trust, as amended on July 21, 2015 (the “Exchange Agreement”), (iii) the Registration Rights Agreement (the “BC Registration Rights Agreement”), dated as of March 17, 2015, by and among the Company and the Holders (as defined therein), and (iv) the Tax Receivable Agreement, dated as of March 17, 2015, by and among the Company and the parties signatory thereto, as amended on July 21, 2015 (the “Tax Receivable Agreement”).

ZGP LLC Agreement

Upon the closing of the Business Combination, we entered into the ZGP LLC Agreement. We serve as the sole managing member of ZGP. Accordingly, we control ZGP’s and ZAIS Group’s business and affairs and are responsible for the management of ZAIS Group’s business. Although we are the managing member of ZGP, the ZGP Founder Members have certain consent rights, as described below under “— Consent Rights.”

Interests in ZGP are represented by units or other equity securities that we, in our capacity as managing member of ZGP, may establish. There are two classes of ZGP units outstanding — the Class A Units and the Class B units (the Class B Units together with the Class A Units, the “Units”). The rights and obligations of the Class A Units and Class B Units are the same, except that the Class A Units and Class B Units have different forfeiture requirements and the Class B Units are subject to vesting. Prior to vesting, a Class B Unit will not have any economic participation or other material rights in ZGP.

At the closing of the Business Combination, the ZGP Founder Members’ interests in ZGP outstanding immediately prior to the closing were converted into 7,000,000 Class A Units. In addition, during the first five years after the closing of the Business Combination, ZGP will release up to an additional 2,800,000 Class A Units (the “Additional Founder Units”) to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the closing and the day prior to such 20 trading-day period (the “Total Per Share Value”) meets or exceeds specified thresholds, ranging from $12.50 to $21.50.

The ZGP LLC Agreement also provides for the grant of up to 6,800,000 Class B Units at any time during the five year period following the closing of the Business Combination to employees of ZAIS Group subject to vesting conditions. The Class B Units are divided into five classes: Class B-0 Units, Class B-1 Units, Class B-2 Units, Class B-3 Units and Class B-4 Units. There are 1,600,000 authorized Class B-0 Units, 1,337,486 of which were outstanding as of December 31, 2015, and will vest in full on the later of the applicable grant date and the second anniversary of the closing of the Business Combination, unless otherwise specified in the applicable grant agreement. The remainder of the 5,200,000 Class B Units will be granted by a representative of the ZGP Founder Members so long as the Founder Member Ownership Threshold (as described below under “— Consent Rights”) is met. When such threshold is no longer met, we, in our capacity as managing member of ZGP, may grant these Class B Units in our discretion.

The Class B-1, B-2, B-3 and B-4 Units will vest one-third when the Total Per Share Value meets or exceeds certain thresholds set forth below, and one-third on each of the first anniversary and second anniversary of such event. The Total Per Share Value thresholds must be met during the five year period after the closing of the Business Combination. The number of Class B Units subject to grant and the Total Per Share Values are as follows:

•	1,200,000 Class B-1 Units if the Total Per Share Value exceeds $12.50;

•	1,200,000 Class B-2 Units if the Total Per Share Value equals or exceeds $15.00;

•	1,400,000 Class B-3 Units if the Total Per Share Value equals or exceeds $18.00; and

•	1,400,000 Class B-4 Units if the Total Per Share Value equals or exceeds $21.50.

All of the Class B Units are subject to forfeiture upon certain events (See “— Class B Restrictive Covenants; Class B Unit Forfeiture”).

The Company holds approximately 66.5% of the outstanding equity in ZGP, and the ZGP Founder Members hold approximately 33.5% of the outstanding equity of ZGP.

Consent Rights

So long as the ZGP Founder Members hold at least 10% of our capital stock (which includes securities exercisable for or convertible into our capital stock) whether directly or indirectly through ownership of Units exchangeable or convertible into our capital stock (the “Founder Member Ownership Threshold”), ZGP cannot take any of the following actions without the consent of the ZGP Founder Members:

•	enter into any transaction with us that is not arm’s length other than as contemplated in the agreements documenting the Business Combination;

•	convert ZGP into a corporation or take any other action that would cause ZGP to be treated as a corporation for tax purposes;

•	dissolve, liquidate or otherwise wind up ZGP (other than pursuant to a change of control event);

•	enter into any agreement or otherwise commit to take any of the actions set forth above; or

•	borrow (whether itself or its subsidiaries) from any ZGP member or affiliate of a ZGP member or enter into a guarantee of its indebtedness with any ZGP member or affiliate of a ZGP member.

The ZGP Founder Members also have consent rights or control rights related to certain tax matters, in some instances regardless of whether the Founder Member Ownership Threshold is then satisfied. Among other things, we, in our capacity as managing member of ZGP, cannot make any tax elections or other tax related decisions that have a potential material and adverse bearing on any of the ZGP Founder Members. In addition, a representative of the ZGP Founder Members will control the preparation of ZGP’s tax return for, and the defense of any tax audit with respect to, the 2015 fiscal year of ZGP.

We also may not enter into any transaction with Mr. Christian Zugel, any of his family members or their respective affiliates without the prior consent of a majority of our independent directors. ZAIS Group is a party to a consulting agreement with Tracy Rohan, Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, ZAIS Group paid Ms. Rohan approximately $120,000 in each of 2015, 2014, 2013 and 2012. The consulting agreement is terminable upon 60 days’ notice by either party.

The ZGP Founder Members also have rights to receive ZGP’s draft fiscal year budgets and audited year-end financial statements. These information rights will terminate when the Founder Member Ownership Threshold is no longer satisfied.

Distributions and Taxes

Holders of Units (including us) will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of ZGP. Except as otherwise required under Section 704(c) of the Code, including with respect to income generated in respect of the undistributed eligible accounts, net profits and net losses of ZGP will be generally allocated to its Unit holders (including us) pro rata in accordance with their respective ownership percentage of the Units. Subject to certain exceptions, ZGP is required to make quarterly cash distributions to its Unit holders based on the cumulative taxable income of ZGP multiplied by the applicable highest effective marginal combined federal, state and local income tax rate for an individual resident (or corporate resident, if greater) in New York, New York, taking into account the character of the associated income, the year in which such income is recognized and the deductibility of state and local income taxes for federal income tax purposes and any limitations thereon.

ZGP is also obligated to make special distributions to the ZGP Founder Members in an aggregate amount equal to the undistributed eligible accounts as amounts attributable to such undistributed eligible accounts are received by the Company.

Holders of unvested Class B Units are not entitled to receive any distributions with respect to such Class B Units until they are vested.

Other than tax distributions and the special distributions to the ZGP Founder Members, other distributions are made at our sole discretion, in our capacity as managing member of ZGP.

Company Expenses

ZGP pays all costs, fees and expenses incurred by us in connection with the Investment Agreement and the related transaction documents or in connection with serving as managing member of ZGP. These expenses include costs of our securities offerings, compensation to our board of directors, costs of complying with our SEC filing obligations, litigation costs and accounting and legal fees. These expenses do not include our income or franchise tax obligations, other than Delaware franchise taxes or our payment obligations under the Tax Receivable Agreement.

Transfers of Units

So long as the Founder Member Ownership Threshold is met, we cannot directly or indirectly transfer any Units without the prior written consent of the Founder Member Representative (as described under “— Founder Member Representative”), excluding transfers to a controlled affiliate, a change of control event and other specified exceptions.

Similarly, no other ZGP member may directly or indirectly transfer any of its Units without our consent other than pursuant to the terms of the Exchange Agreement and certain permitted transfers to affiliates, family members or in connection with the exercise of a ZGP Founder Member’s co-sale rights. In addition, any transfer by a ZGP Founder Member will also require the consent of the Required Independent Directors (as defined in the Investment Agreement). ZGP has the right to redeem the Units held by any ZGP member (other than the managing member) at a per Unit price of $0.01 if such ZGP member violates these transfer restrictions.

ZGP members also may not transfer Units if such transfer would violate securities laws or other specified laws, violate loan or debt instruments of us or ZGP, result in ZGP being taxed as a corporation or result in other specified consequences.

Drag-Along; Co-Sale Rights

If a change of control transaction is approved by both us, in our capacity as managing member, and (if the Founder Member Ownership Threshold is met) by the Founder Member Representative (as defined below), then each ZGP member (other than the managing member) is required to approve the change of control transaction and take other actions reasonably necessary or desirable to effect the change of control transaction. These other actions include agreeing to sell such member’s Units or Class A Common Stock on terms and conditions approved by us and, if applicable, the Founder Member Representative. The proceeds of any such sale will be allocated among the ZGP members in accordance with the distribution provisions that apply upon a liquidation and dissolution of ZGP.

If ZGP does not exercise its drag-along rights with respect to a change of control transaction, each ZGP Founder Member will have a co-sale right with respect to such transaction. The co-sale right allows a ZGP Founder Member to sell a percentage of its Units equal to the proportion of our Units that are being sold in such transaction.

Founder Member Representative

The ZGP Founder Members have appointed Christian Zugel as their representative (the “Founder Member Representative”) under the ZGP LLC Agreement. The Founder Member Representative may, on behalf of the ZGP Founder Members or any Class B Member, waive any rights of the ZGP Founder Members or the Class B Members under the ZGP LLC Agreement. Mr. Zugel can be replaced as Founder Member Representative by vote of the ZGP Founder Members only if Mr. Zugel has died or is incapacitated. If Mr. Zugel breaches any non-compete, non-solicit or certain other restrictive covenants, the Founder Member Representative will have no further consent rights under the ZGP LLC Agreement.

Exchange Agreement

The Exchange Agreement entitles each ZGP Founder Member to exchange Class A Units that it holds for either (at the Company’s option):

•	a number of shares of Class A Common Stock equal to the exchange rate (which initially will be one-to-one, subject to customary conversion rate adjustments for stock splits, stock dividends, reclassifications and certain other transactions that would cause the number of outstanding shares of Class A Common Stock to be different than the number of Class A Units),

•	cash in an amount equal to the fair market value of the Class A Common Stock subject to exchange, or

•	a combination of shares of Class A Common Stock and cash, as described above.

Holders of Class B Units are also parties to the Exchange Agreement and are entitled to exchange their vested Class B Units (but not unvested Class B Units) for shares of Class A Common Stock, cash or a combination of the two at the same exchange rate and generally, the same terms. Exchanges can occur generally only on the first business day of any fiscal quarter.

Generally, the ZGP Founder Members and the holders of Class B Units are not entitled to exercise their exchange rights until the first fiscal quarter after the second anniversary of the closing of the Business Combination. In addition, during any 12-month period after the second anniversary of the closing of the Business Combination, the holders of Units are subject to further limitations on exchange. During any such 12-month period, a ZGP Founder Member may only exchange up to 25% of the aggregate number of Class A Units it held as of the first day of such 12-month period in which the exchange occurs. This limitation will expire after the first exchange date at which such ZGP Founder Member no longer holds Class A Units exceeding 10% of the maximum number of Class A Units previously held by such ZGP Founder Member. During any such 12-month period, a holder of Class B Units may only exchange a number of vested Class B Units in an amount not to exceed 25% of an amount equal to (x) the aggregate number of vested Class B Units held by such Class B Member as of the first day of such 12-month period in which the applicable exchange occurs minus (y) the cumulative number of Class B Units for which a tax-related exchange exception was provided (as described below). This limitation will expire after the first exchange date at which time such Class B Member ownership of Class B Units no longer exceeds 10% of an amount equal to (x) the maximum number of Class B Units previously held by such Class B Member minus (y) the cumulative number of Class B Units for which a tax-related exchange exception was provided.

The Exchange Agreement provides for exceptions to these limitations on exchange rights. First, upon the vesting of any Class B Units or upon the issuance of any immediately vested Class B Units, within 12 months of such date, in the event that the Class B Member’s tax obligations exceed the net proceeds such Class B Member could receive upon a sale of the shares of Class A Common Stock issuable in exchange for his or her vested Class B Units, such Class B Member will instead be entitled to immediately exchange a number of vested Class B Units so that the net proceeds from the sale of the Class A Common Stock into which such newly vested or issued Class B Units are exchangeable would be sufficient to satisfy his or her tax obligations.

Second, after the second anniversary of the closing of the Business Combination, the limitations on exchange rights can be waived by the Compensation Committee of our board of directors (in the case of the ZGP Founder Members’ limitations) or either the Chairman of our board of directors or the Compensation Committee of our board of directors (in the case of the Class B Members’ limitations).

Holders of Units also have the right to exchange their Units for Class A Common Stock upon a change of control of the Company, regardless of when that change of control occurs. A change of control includes a sale, lease or transfer of all or substantially all of the Company’s assets, including a sale of all Class A Units held by the Company; a person or group of persons (within the meaning of Section 13(d) of the Exchange Act) becoming the beneficial owner of a majority of the Company’s voting securities (excluding a group that includes Christian Zugel, his affiliates or the Class B Voting Trust) and a merger after the consummation of which members of our board of directors do not comprise at least a majority of the board of directors of the resulting entity or the Company’s voting securities do not represent a majority of the voting securities of the resulting entity.

The Exchange Agreement also provides that shares of Class B Common Stock held by the Class B Voting Trust will be cancelled once the ZGP Founder Members’ ownership of our capital stock (which includes securities exercisable for or convertible into our capital stock) whether directly or indirectly through ownership of Units exchangeable or convertible into our capital stock (the “Founder Member Ownership Percentage”) falls below certain thresholds. Once the Founder Member Ownership Percentage falls below 20%, the Class B Voting Trust will surrender a percentage of its shares of Class B Common Stock equal to (x) 20% minus the Founder Member Ownership Percentage at such time divided by (y) 20%. After such adjustment, if the Founder Member Ownership Percentage decreases, the Class B Voting Trust will surrender a number of shares of Class B Common Stock equal to (x) the percentage reduction in the Founder Member Ownership Percentage divided by (y) 20% multiplied by (z) the number of shares of Class B Common Stock outstanding as of the Closing. When the Founder Member Ownership Percentage falls below 5%, or if certain ZGP Founder Members breach their non-competition or other specified restrictive covenants in the Investment Agreement, the Class B Voting Trust will surrender all of its shares of Class B Common Stock to the Company. Any shares of Class B Common Stock surrendered to the Company will be automatically deemed cancelled.

ZGP and the exchanging holder of Units will bear their own expenses in connection with the consummation of any exchange. Generally, ZGP will also bear any transfer taxes, stamp taxes or duties, or other similar taxes as well as any other expenses incurred by the Company in connection with an exchange.

The Exchange Agreement also provides that a holder of Units will not have the right to exchange Units if ZGP or the Company reasonably determines that such exchange would be prohibited by law or regulation or would violate the ZGP LLC Agreement or other agreements of the Company or ZAIS Group to which the holder of Units may be subject. ZGP or the Company may impose additional restrictions on exchanges that it determines are necessary or advisable so that ZGP is not treated as a “publicly traded partnership” for United States federal income tax purposes.

Registration Rights Agreements

IPO Registration Rights Agreement

Upon the closing of the IPO, HF2 entered into a registration rights agreement with Sponsors and holders of Founders’ Shares (the “IPO Registration Rights Agreement”) pursuant to which HF2 granted registration rights with respect to shares of Class A Common Stock issued in private placements prior to and concurrently with the IPO.

Under the IPO Registration Rights Agreement, holders are entitled to make up to two demands that the Company register their Class A Common Stock for resale, subject to the conditions set forth in the IPO Registration Rights Agreement. A demand registration must be for securities reasonably expected to result in aggregate gross proceeds in excess of $500,000.

However, the holders may not exercise their demand registration right more than once in any 12 month period. In addition, the Company will not be obligated to effect a demand registration within 12 months of the effective date of a registration statement filed by us or if a qualifying shelf registration statement is effective. The Company may postpone the filing of a registration statement if the Company determines in good faith judgment that the filing would require disclosure of information that has not been disclosed to the public and is not otherwise required to be disclosed at that time that would reasonably be expected to materially adversely affect the Company or would require inclusion in the registration statement of financial statements that are unavailable to the Company for reasons beyond the Company’s control. The underwriters of any underwritten offering have the right to limit the number of shares to be included in a registration statement filed in response to the exercise of these demand registration rights. The Company must pay all expenses, except for underwriters’ fees, fees and disbursements of any counsel retained by the holders (subject to certain exceptions) and any other expenses not specified in the IPO Registration Rights Agreement that are incurred by the Company in connection with these demand registration rights.

If the Company is eligible to file a registration statement on Form S-3, the holders can request that the Company register their shares for resale on a shelf registration statement. Any registration must be reasonably expected to result in aggregate gross proceeds of at least $500,000. The holders cannot make more than one demand for an S-3 registration in any 12-month period. The same underwriter cut-back and ability for the Company to postpone the registration statement filing for demand registrations applies.

In the last quarter of 2015, we filed a Registration Statement on Form S-3 covering the registration of 5,804,181 Founders’ Shares and Sponsors’ Shares with the SEC in response to a demand from the holders. This Form S-3 was declared effective by the SEC on January 15, 2016.

Business Combination Registration Rights Agreement

Upon the Closing of the Business Combination, we entered into a registration rights agreement with the ZGP Founder Members (the “BC Registration Rights Agreement” and, together with the IPO Registration Rights Agreement, the “Registration Rights Agreements”) pursuant to which the Company granted registration rights to the ZGP Founder Members and other holders of Units that become a party to the BC Registration Rights Agreement (the “BC Registration Rights Holders”) with respect to shares of Class A Common Stock to be issued upon exchange of the Class A Units or vested Class B Units pursuant to the Exchange Agreement. Any such securities registered under any registration statement will be available for sale in the open market unless restrictions apply.

BC Registration Rights Holders have the right to demand that the Company register their Class A Common Stock for resale, subject to the conditions set forth in the BC Registration Rights Agreement. A demand registration must be for securities reasonably expected to result in aggregate gross proceeds in excess of $20 million.

However, the BC Registration Rights Holders may not exercise their demand registration right more than once in any 12 month period. In addition, the Company will not be obligated to affect a demand registration within 180 days of the effective date of a registration statement filed by us or if a qualifying shelf registration statement is effective. The Company may postpone the filing of a registration statement for a reasonable period of time not in excess of 75 days once in any 12-month period if our board of directors determines in its good faith judgment that the filing would reasonably be expected to materially adversely affect any bona fide material financing or any material transaction under consideration by the Company or would require disclosure of information that has not been disclosed to the public and is not otherwise required to be disclosed at that time that would reasonably be expected to materially adversely affect the Company. The underwriters of any underwritten offering have the right to limit the number of shares to be included in a registration statement filed in response to the exercise of these demand registration rights. The Company must pay all expenses, except for underwriters’ fees, fees and disbursements of any counsel retained by the BC Registration Rights Holders (subject to certain exceptions) and any other expenses not specified in the BC Registration Rights Agreement that are incurred by the Company in connection with these demand registration rights.

In addition to the demand registration rights noted above, if the Company is eligible to file a registration statement on Form S-3, the BC Registration Rights Holders can request that the Company register their shares for resale on a shelf registration statement. Any registration must be reasonably expected to result in aggregate gross proceeds of at least $10 million. The Company is not obligated to effect more than three S-3 registrations on behalf of the BC Registration Rights Holders in any 12-month period. If the Company is eligible as a “Well Known Seasoned Issuer” under the Securities Act, the requesting holders may request that the shelf registration statement utilize the automatic shelf registration process under Rule 415 and Rule 462 promulgated under the Securities Act. The same underwriter cut-back and ability for the Company to postpone the registration statement filing for demand registrations applies, except the time period that the Company may postpone the filing is 90 days in any 12-month period under most circumstances.

BC Registration Rights Holders have the right to “piggyback” on most types of registration statements that the Company files. If the Company registers any securities for public sale, BC Registration Rights Holders have the right to include their shares in the registration for resale by the BC Registration Rights Holders, subject to the conditions set forth in the BC Registration Rights Agreement.

Tax Receivable Agreement

We are party to the Tax Receivable Agreement with the ZGP Founder Members and holders of Class B Units which requires us to pay to the ZGP Founder Members and holders of vested Class B Units that exchange such Units for Class A Common Stock of the Company 85% of the amount of savings, if any, in U.S. federal, state and local income tax that the Company actually realizes (or is deemed to realize in the case of an early termination payment by the Company, or a change in control) as a result of the increases in tax basis and certain other tax benefits related to the exchange of Class A Units or the exchange of vested Class B Units for Class A Common Stock. This is our obligation, and not that of ZGP. We would retain the remaining 15% of cash savings, if any, realized.

In addition, under the Tax Receivable Agreement, in the event that the ZGP Founder Members are required to recognize income or gain as a result of the release of Additional Founder Units to the ZGP Founder Members, we will be required to make a payment to the ZGP Founder Members in an amount equal to 100% of any tax refunds or reductions in taxes otherwise payable that we actually realize as a result. Our obligation to make this additional payment does not terminate as a result of an early termination or change of control under the Tax Receivable Agreement.

Estimating the amount of payments that we may be required to make under the Tax Receivable Agreement is imprecise by its nature, because the actual increase in our share of ZGP’s tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:

•	the timing of exchanges of Class A Units or Class B Units for shares of Class A Common Stock — for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable and amortizable assets of ZGP at the time of the exchanges;

•	the price of Class A Common Stock at the time of exchanges of Class A Units or Class B Units — the increase in our share of the basis in the assets of ZGP, as well as the increase in any tax deductions, will be related to the price of Class A Common Stock at the time of these exchanges;

•	the extent to which these exchanges are taxable — if an exchange is not taxable for any reason, increased deductions will not be available;

•	the tax rates in effect at the time we use the increased amortization and depreciation deductions; and

•

the amount and timing of our income — we will be required to make payments with respect to 85% of the tax savings covered by the Tax Receivable Agreement, as and when realized, if any. If we do not have taxable income, we generally will not be required to make payments under the Tax Receivable Agreement for that taxable year because no tax savings will have been actually realized.

We expect that, as a result of the size of the increases in our share of the tax basis of the tangible and intangible assets of ZGP attributable to our interest therein, and assuming that there are no material changes in the relevant tax law, and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, the payments that we make under the Tax Receivable Agreement will likely be substantial and could have a material adverse effect on our financial condition.

In addition, the Tax Receivable Agreement provides that, upon certain mergers, asset sales, other forms of business combinations, liquidations, other changes of control, or early terminations of the Tax Receivable Agreement our (or our successors’) obligations under the Tax Receivable Agreement with respect to Class A Units or Class B Units (whether exchanged or acquired before or in certain cases after such transaction) would be based on certain assumptions, including without limitation that we would have sufficient taxable income to fully use the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement.

Decisions made by the continuing members of ZGP, including Christian Zugel who also controls a majority of our outstanding voting power in his capacity as trustee of the Class B Voting Trust, in the course of running our business, such as with respect to mergers, asset sales, other forms of business combinations or other changes in control, may influence the timing and amount of payments that are received by an exchanging or selling party under the Tax Receivable Agreement. For example, the earlier disposition of assets following an exchange or acquisition transaction will generally accelerate payments under the Tax Receivable Agreement and increase the present value of such payments, and the disposition of assets before an exchange or acquisition transaction will increase an existing owner’s tax liability without giving rise to any rights of a party to receive payments under the Tax Receivable Agreement. Were the IRS to successfully challenge the tax basis increases described above, we would not be reimbursed for any payments previously made under the Tax Receivable Agreement. As a result, in certain circumstances, we could make payments under the Tax Receivable Agreement in excess of our actual cash savings in income tax. The accelerated timing of payments and the increase in our tax liability without reimbursement could affect the cash available to us and could impact our ability to pay dividends.

The Class B Voting Trust Agreement

In connection with the closing of the Business Combination, the ZGP Founder Members and the Company entered into a voting agreement for the Class B Voting Trust (the “Voting Trust Agreement”). The Voting Trust Agreement established the Class B Voting Trust. All of the outstanding shares of Class B Common Stock were transferred from the HF2 Class B Voting Trust to the ZGP Founder Members and immediately deposited with the Class B Voting Trust. The Voting Trust Agreement provides that the trustee has the sole power to vote the shares of Class B Common Stock in its sole discretion and also to surrender shares of Class B Common Stock in accordance with the Exchange Agreement. In his capacity as trustee of the Class B Voting Trust, Mr. Zugel has voting control over approximately 93.5% of the voting power of our outstanding common stock. Mr. Zugel is the sole trustee of the Class B Voting Trust until his death or legal incompetency. If either of these events occurs within eighteen months of the closing of the Business Combination, then R. Bruce Cameron will become the trustee. If either of these events occurs after eighteen months of the closing, or if Mr. Cameron fails or ceases to act as trustee, Sonia Zugel (Mr. Zugel’s spouse) will become the sole trustee. If Mrs. Zugel is unable or unwilling to act as trustee or fails or ceases to act as a trustee, a successor trustee will be appointed by majority vote of Michael Szymanski, Mark Mahoney and Howard Steinberg. The Voting Trust Agreement is irrevocable.

Ramsey Agreements

On March 4, 2015, ZGP entered into an agreement with Neil A. Ramsey, an affiliate of NAR Special Global, LLC and of dQuant Special Opportunities Fund, L.P. (together, the “Ramsey Investors”), and one of our significant stockholders, pursuant to which ZGP paid Mr. Ramsey $3.4 million in consideration of Mr. Ramsey causing the Ramsey Investors to purchase from stockholders who had tendered their shares of Class A Common Stock for redemption such number of shares of Class A Common Stock as was necessary to meet the closing condition that there was at least $65 million in the Trust Account after giving effect to redemptions and other expense payments.

ZGP also entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Mr. Ramsey through RQSI Ltd, an entity controlled by Mr. Ramsey, under the terms of which, among other things, Mr. Ramsey provides consulting services to ZGP, its senior management team and ZAIS Group, as requested by us, from time to time during the 24 month period beginning on the closing of the Business Combination. Mr. Ramsey may not compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP will pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments and reimburse RQSI for any out-of-pocket business travel expenses incurred in connection with performing the consulting services. ZGP may terminate the Consulting Agreement for cause, as defined in the Consulting Agreement.

ZAIS Group has entered into a month to month license agreement with an affiliate of RQSI, Ltd permitting such affiliate to occupy its UK office in exchange for a fee, in an amount as may be agreed upon between the parties. The total value of the agreement is approximately $15,000 per month. The agreement is terminable upon 30 days notice. In addition, ZAIS Group has agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group will utilize this information for trading futures in one of the ZAIS Managed Entities.

Director Independence

Current directors John Burke, Paul B. Guenther and James Zinn are independent directors pursuant to NASDAQ listing standards for independence. In making this independence determination, our board of directors reviewed relationships and transactions between each director and his affiliates, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand. Our board of directors considered relevant facts and circumstances pertaining to such relationships and transactions, including, with respect to Mr. Burke, investments made in the past by Rumson Capital Management LLC and its affiliates in ZAIS Group and ZAIS Managed Funds. Mr. Burke controls Rumson Capital Management LLC. Based on this review, our board of directors determined that under the criteria established by NASDAQ, Messrs. Burke, Guenther and Zinn are independent.

Item 14. Principal Accountant Fees and Services.

The Audit Committee appointed KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2015. The Audit Committee, in its discretion, may direct the appointment and replacement of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in our best interests. On March 17, 2015, in connection with the closing of the Business Combination, we engaged KPMG LLP as our independent registered accounting firm. Our Audit Committee and board of directors approved the change of accountants to KPMG LLP. Accordingly, on March 19, 2015, we dismissed McGladrey LLP, HF2’s former independent registered public accounting firm prior to the closing of the Business Combination, as our independent accounting firm.

Independent Registered Public Accounting Firm Fees

There were no audit or non-audit fees billed to HF2 for professional services provided by KPMG LLP for the fiscal year ended December 31, 2014. The following table presents fees for professional services rendered by KPMG LLP for the audit of our financial statements for the fiscal year ended December 31, 2015 and fees billed for other services rendered by KPMG LLP for this period:

2015
Audit Fees	$693,745
Audit-Related Fees	50,000
Tax Fees	40,025
All Other Fees	28,679
Total Fees	$812,449

The Audit Committee’s charter provides that the Audit Committee shall review and pre-approve the engagement fees and the terms of all auditing and non-auditing services to be provided by our external auditors and evaluate the effect thereof on the independence of the external auditors. There were no audit or non-audit services provided to HF2 by KPMG LLP for the fiscal year ended December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents listed in the Exhibits Index are filed as part of this Amendment No. 1 on Form 10-K/A:

EXHIBIT INDEX

Exhibit No.	Description

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Group Holdings, Inc.

Date: April 29, 2016	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer, President and Director
(principal executive officer)

Date: April 29, 2016	By:	/s/ Donna Blank
Donna Blank
Chief Financial Officer
(principal financial officer)

