Form 10-Q
period 2016-03-31
ZAIS Group Holdings, Inc.
filed 2016-05-10
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 10, 2016, 13,900,917 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents	$38,460	$44,351
Income and fees receivable	1,602	2,529
Investments, at fair value	—	8,169
Investments in affiliates, at fair value	5,182	5,242
Due from related parties	946	748
Fixed assets, net	477	544
Prepaid expenses	910	776
Other assets	1,016	310
Assets of Consolidated Funds
Cash and cash equivalents	—	33
Investments, at fair value	42,026	30,509
Total Assets	$90,619	$93,211

Liabilities and Equity
Liabilities
Notes payable	$1,257	$1,255
Compensation payable	2,581	3,575
Due to related parties	161	175
Fees payable	381	756
Other liabilities	1,708	1,546
Liabilities of Consolidated Funds
Other liabilities	73	101
Total Liabilities	6,161	7,408

Commitments and Contingencies (Note 12)

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 13,870,917 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	—	—
Additional paid-in capital	61,045	60,817
Retained earnings (Accumulated deficit)	(18,639)	(13,805)
Accumulated other comprehensive income (loss)	122	158
Total stockholders’ equity, ZAIS Group Holdings, Inc.	42,529	47,171
Non-controlling interests in ZAIS Group Parent, LLC	21,372	23,716
Non-controlling interests in Consolidated Funds	20,557	14,916
Total Equity	84,458	85,803
Total Liabilities and Equity	$90,619	$93,211

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015 (1)
Revenues
Management fee income	$3,569	$3,753
Incentive income	152	908
Other revenues	80	31
Total Revenues	3,801	4,692
Expenses
Compensation and benefits	9,007	6,570
General, administrative and other	3,210	4,337
Depreciation and amortization	63	62
Expenses of Consolidated Funds	19	—
Total Expenses	12,299	10,969
Other income (loss)
Net gain (loss) on investments	(18)	43
Other income (expense)	605	(4)
Net gains (losses) of Consolidated Funds’ investments	1,517	—
Total Other Income (Loss)	2,104	39
Income (loss) before income taxes	(6,394)	(6,238)
Income tax (benefit) expense	5	(902)
Consolidated net income (loss), net of tax	(6,399)	(5,336)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(54)	192
Total Comprehensive Income (Loss)	$(6,453)	$(5,144)
Allocation of Consolidated Net Income (Loss), net of tax
Non-controlling interests in Consolidated Funds	$734	$—
Stockholders’ equity, ZAIS Group Holdings, Inc.	(4,834)	(822)
Non-controlling interests in ZAIS Group Parent, LLC	(2,299)	(4,514)
	$(6,399)	$(5,336)
Allocation of Total Comprehensive Income (Loss)
Non-controlling interests in Consolidated Funds	$734	$—
Stockholders’ equity, ZAIS Group Holdings, Inc.	(4,870)	(694)
Non-controlling interests in ZAIS Group Parent, LLC	(2,317)	(4,450)
	$(6,453)	$(5,144)

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.35)	$(0.38)
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.35)	$(0.38)

Weighted average shares of Class A common stock outstanding:
Basic	13,870,917	2,157,698	(3)
Diluted	20,870,917	9,157,698	(2) (3)

(1)	Subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, all of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated. The March 31, 2015 figures above reflect the consolidated results of the Company for the three months ended March 31, 2015, subsequent to the adoption of ASU 2015-02.

(2)	Number of diluted shares outstanding for periods after the Business Combination (as defined in Note 1) takes into account non-controlling interests in ZAIS Group Parent, LLC that may be exchanged for Class A common stock under certain circumstances.

(3)	Pro-rated based on the portion of the period preceding and following the Business Combination.

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity and Non-controlling Interests (Unaudited)
(Dollars in thousands except share amounts)

	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2015	13,870,917	$1	20,000,000	$-	$60,817	$(13,805)	$158	$23,716	$14,916	$85,803

Capital contributions	-	-	-	-	-	-	-	-	4,907	4,907
Capital distributions	-	-	-	-	-	-	-	(142)	-	(142)
Equity-based compensation charges	-	-	-	-	228	-	-	115	-	343
Consolidated net income (loss)	-	-	-	-	-	(4,834)	-	(2,299)	734	(6,399)
Other comprehensive income (loss)	-	-	-	-	-	-	(36)	(18)	-	(54)
March 31, 2016	13,870,917	$1	20,000,000	$-	$61,045	$(18,639)	$122	$21,372	$20,557	$84,458

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015 (1)

Cash Flows from Operating Activities
Consolidated net income (loss)	$(6,399)	$(5,336)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	63	62
Net (gain) loss on investments	18	(44)
Non-cash equity-based compensation	343	332
Interest expense on notes payable	2	—
Operating cash flows due to changes in:
Income and fees receivable	927	8,153
Due from related parties	(198)	22
Prepaid expenses	(134)	(976)
Other assets	(715)	(37)
Deferred tax asset	—	(568)
Compensation payable	(994)	(4,892)
Due to related parties	(15)	91
Fees payable	(375)	16
Other liabilities	162	280
Consolidated Funds related items:
Purchases of investments in affiliated securities	(10,000)	—
Net change in unrealized (gain) loss on investments	(1,517)	—
Change in cash and cash equivalents	33	—
Change in other liabilities	(28)	—
Net Cash Provided by (Used in) Operating Activities	(18,827)	(2,897)

Cash Flows from Investing Activities
Purchases of fixed assets, net	—	(67)
Distributions from investments in affiliates	57	17
Purchases of investments	(11)	—
Proceeds from sales of investments	8,174	—
Net Cash Provided by (Used in) Investing Activities	8,220	(50)

Cash Flows from Financing Activities
Net proceeds from Business Combination	—	73,516
Ending cash at HF2 Financial Management, Inc.	—	2
Proceeds from issuance of notes payable	—	1,250
Contributions from non-controlling interests in Consolidated Funds	4,907	—
Distributions to non-controlling interests in ZGP	(142)	—
Net Cash Provided by (Used in) Financing Activities	4,765	74,768

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	(49)	195
Net increase (decrease) in cash and cash equivalents	(5,891)	72,016
Cash and cash equivalents, beginning of period	44,351	7,664
Cash and cash equivalents, end of period	$38,460	$79,680

(1)	Subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, all of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated. The March 31, 2015 figures above reflect the consolidated results of the Company for the three months ended March 31, 2015, subsequent to the adoption of ASU 2015-02.

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

ZAIS Group is an investment advisor registered with the SEC under the Investment Advisors Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles and ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including bank loans, corporate credit instruments such as collateralized debt obligations (“CDOs”), collateralized loan obligations (together with CDOs referred to as “CLOs”), mortgage loans and various securities and instruments backed by these asset classes. ZAIS Group had approximately $3.991 billion of assets under management (“AUM”) as of March 31, 2016. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

The Company’s primary sources of revenues are (i) management fee income, which is based predominantly on the AUM of the ZAIS Managed Entities (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities and (iii) income of the consolidated ZAIS Managed Entities (the “Consolidated Funds”) which is based on the income generated from the portfolios of the Consolidated Funds, a majority of which is allocated to non-controlling interests in Consolidated Funds. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds is eliminated in consolidation.

On March 20, 2015, ZAIS made a decision to terminate the business operations of its Shanghai subsidiary. ZAIS Group ceased conducting regular business activities in Shanghai and the office is now closed. Final clearance from the relevant government authorities on the plan of liquidation is expected by the middle of 2016.

Recapitalization as a Result of a Business Combination

On October 5, 2012, HF2 Financial Management Inc. (“HF2”) was formed as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities. On September 16, 2014, HF2 entered into an Investment Agreement, as defined in the Closing 8-K, with ZGP and the members of ZGP (including Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties, collectively, the “ZGP Founder Members”), under which HF2 agreed to contribute cash to ZGP in exchange for newly issued Class A Units of ZGP (“Class A Units”) representing a majority financial interest in ZGP (the “Business Combination”) and to cause the transfer of all of its outstanding shares of Class B Common Stock, par value $0.000001 (the “Class B Common Stock”) to the ZGP Founder Members. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of consolidated net income (loss).

On March 9, 2015, the stockholders of HF2 approved the Business Combination and the transaction closed on March 17, 2015 (the “Closing”). In connection with the Closing, HF2 changed its name to ZAIS Group Holdings, Inc. The Business Combination is described in detail in ZAIS’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "Annual Report on Form 10-K”). Prior to the Closing, HF2 was a shell company with no operations. Upon the Closing, ZAIS became a holding company whose assets primarily consist of an approximate 66.5% interest in its majority-owned subsidiary, ZGP. Prior to the Closing, Christian Zugel served as the managing member of ZGP. Upon the Closing, ZAIS became the managing member of ZGP.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, interim, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been condensed or omitted from the unaudited interim consolidated financial statements according to the SEC rules and regulations. The information and disclosures contained in these unaudited interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update "(“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of the guidance is to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted.  The Company is currently evaluating the impact of adopting this new standard.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014 09”). The objective of the guidance is to clarify the principles for recognizing revenue.  ASU 2014-09 supersedes most current revenue recognition guidance, including industry-specific guidance, and also enhances disclosure requirements around revenue recognition and the related cash flows.  The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017.  Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.  The Company is currently evaluating the impact of adopting this new standard.

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

The consolidated financial statements include non-controlling interests in ZGP which are primarily comprised of Class A Units of ZGP held by the ZGP Founder Members.

3. Investments in Affiliates

The Company applied the Fair Value Option to its interests in the ZAIS Managed Entities that are not consolidated, and would have otherwise been subject to the equity method of accounting. At March 31, 2016 and December 31, 2015, the fair value of these investments was approximately $5,182,000 and $5,242,000, respectively. For the three months ended March 31, 2016 and March 31, 2015, the Company recorded an unrealized gain (loss) of approximately $(48,000) and $23,000, respectively, associated with the investments still held at the end of each respective period. Such amounts are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

At March 31, 2016 and December 31, 2015, no equity investment, individually or in the aggregate, held by the Company exceeded 10% of the total consolidated assets or income. As such, the Company did not present separate or summarized financial statements for any of its investees.

4. Fair Value of Investments

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

Level 2 — Fair value is determined based on inputs other than quoted prices that are observable for the asset or liability either directly or indirectly as of the reporting date. Assets and liabilities which are generally included in this category include corporate bonds and loans, less liquid and restricted equity securities and certain over-the-counter derivatives, including foreign exchange forward contracts whose values are based on the following:

•	Quoted prices for similar assets or liabilities in active markets.

•	Quoted prices for identical or similar assets or liabilities in non-active markets.

•	Pricing models whose inputs are observable for substantially the full term of the asset or liability.

•	Pricing models whose inputs are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability.

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

Collateralized Loan Obligation – Warehouse

A Collateralized Loan Obligation Warehouse (the "CLO - Warehouse") was organized for the purpose of holding syndicate bank loans, also known as leveraged loans, during the warehouse period of an impending collateralized loan obligation vehicle.  During the warehouse period, the CLO - Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle closes; at this time the underlying assets held by the CLO - Warehouse are securitized into a collateralized loan obligation vehicle and the underlying loans will be transferred in at their original cost.

The fair value of the CLO - Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing cost) to the CLO - Warehouse equity contribution made by the Consolidated Fund, unless ZAIS Group determines that the securitization period will not be achieved, in which case, the fair value of the CLO - Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with ZAIS Group’s valuation policy and procedures.  The net excess spread was 5.1% and 1.7% as of March 31, 2016 and December 31, 2015, respectively. Changes in the fair value of the CLO - Warehouse are reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss).

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

At March 31, 2016 and December 31, 2015, the Company held investments in five unconsolidated ZAIS Managed Entities. The valuation of the investments in these entities represents the amount the Company would receive at March 31, 2016 and December 31, 2015, respectively, if it were to liquidate its investments in these entities. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective entities’ operative agreements.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at March 31, 2016:

	March 31, 2016
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates	$—	$5,182	$—	$5,182
Investments, at fair value
CLO – Warehouse	—	—	42,026	42,026
Total investments, at fair value	—	—	42,026	42,026
Total assets, at fair value	$—	$5,182	$42,026	$47,208

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at December 31, 2015:

	December 31, 2015
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates	$—	$5,242	$—	$5,242
Investments, at fair value
Short term high investment grade mutual funds	8,169	—	—	8,169
CLO – Warehouse	—	—	30,509	30,509
Total investments, at fair value	8,169	—	30,509	38,678
Total assets, at fair value	$8,169	$5,242	$30,509	$43,920

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the three months ended March 31, 2016:

	March 31, 2016
	( Dollars in thousands )
	Beginning Balance January 1, 2016	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance March 31, 2016	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at March 31, 2016
CLO - Warehouse	$30,509	$10,000	$—	$1,517	$—	$42,026	$1,517
Total assets, at fair value	$30,509	$10,000	$—	$1,517	$—	$42,026	$1,517

 The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the year ended December 31, 2015:

	December 31, 2015
	( Dollars in thousands )
	Beginning Balance January 1, 2015	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance December 31, 2015	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2015
CLO - Warehouse	$—	$30,000	$—	$509	$—	$30,509	$509
Total assets, at fair value	$—	$30,000	$—	$509	$—	$30,509	$509

The Company records transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period.

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2016 and the year ended December 31, 2015.

5. Variable Interest Entities (“VIEs”)

In the ordinary course of business, ZAIS Group sponsors the formation of VIEs that can be broadly classified into the following categories: hedge funds, hybrid private equity funds and securitized structures (CLOs). ZAIS Group generally serves as the investment advisor or collateral manager with certain investment-related, decision-making authority for these entities. The Company has not recorded any liabilities with respect to VIEs that are not consolidated. Certain ZAIS Managed Entities, including the CLOs, are VIEs. The Company applies the guidance of ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) when determining which ZAIS Managed Entities are required to be consolidated.

Funds

The Company has determined that the fee it receives from several of the hedge funds and hybrid private equity funds ZAIS Group manages does not represent a variable interest because under ASU 2015-02, ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms that do not represent variable interests. The Company considered investments its related parties have in these entities when determining if ZAIS Group’s fee represented a variable interest.

As of March 31, 2016 and December 31, 2015, the Company has determined that ZAIS Group is the primary beneficiary of ZAIS Zephyr A-6, LP, which is consolidated in these unaudited consolidated financial statements. ZAIS Group is the primary beneficiary since it is deemed to have (i) the power to direct activities of the entity that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

Securitized Structures

ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager for CLOs that are VIEs. These CLOs are entities that issue collateralized notes which offer investors the opportunity for returns that vary commensurately with the risks they assume. The notes issued by the CLOs are generally backed by asset portfolios consisting of loans, other debt or other derivatives. ZAIS Group receives collateral management fees (which in some cases are waived in lieu of certain ZAIS Managed Entities owning the equity tranches) for acting as the collateral manager for these structures and, subject to hurdle rates, may earn incentive income based on the performance of the vehicles.

The Company has determined that the fee it receives from the CLOs does not represent a variable interest because under ASU 2015-02, ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms that do not represent variable interests. The Company considered investments its related parties have in the CLOs when determining if ZAIS Group’s fee represented a variable interest.

The following table presents the assets and liabilities of entities that are VIEs, and consolidated by the Company on a gross basis prior to eliminations due to consolidation at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	Funds	Funds
	(Dollars in thousands)
Assets
Assets of Consolidated Funds
Cash and cash equivalents	$—	$33
Investments, at fair value	42,026	30,509
Total Assets	$42,026	$30,542

Liabilities
Liabilities of Consolidated Funds
Other liabilities	$73	$101
Total Liabilities	$73	$101

The assets presented in the table above belong to the investors in the applicable entity, are available for use only by the entity to which they belong and are not available for use by the Company. The Consolidated Funds have no recourse to the general credit of ZAIS Group with respect to any liability.

ZAIS Group has a minimal direct ownership, if any, in the non-consolidated entities that are VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that has been earned and accrued, as well as any direct equity ownership in the VIEs. The Company did not hold any variable interests in unconsolidated VIEs at March 31, 2016 or December 31, 2015.

6. Management Fee Income and Incentive Income

ZAIS Group earns management fees for funds and accounts, annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned for the CLOs, annually, are generally based on the par value of the collateral and cash held in the CLOs. Management fees earned by ZAIS Group from ZFC REIT, annually, are based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC (“ZAIS REIT Management”) and ZFC REIT. Refer to Note 17 for additional information regarding the investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT is paid to holders of Class B interests in ZAIS REIT Management. For the three months ended March 31, 2016, the twenty percent is recorded on a gross basis and included in management fee income on the consolidated statements of comprehensive income (loss). This income is allocated to non-controlling interest in ZAIS Group Parent, LLC. However, for the three months ended March 31, 2015, the twenty percent is recorded on a net basis and is not included in management fee income on the consolidated statements of comprehensive income (loss).

In addition to the management fee income mentioned above, subordinated management fees may be earned from CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. The subordinated management fee is an additional payment for the same collateral management service, but has a lower priority in the CLOs’ cash flows. The subordinated management fee is contingent upon the economic performance of the respective CLO assets. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee income when collection is reasonably assured.

ZAIS Group manages certain funds and accounts from which it may earn incentive income based on hedge fund-style and private equity-style fee arrangements. Funds and accounts with hedge fund-style fee arrangements are those that pay ZAIS Group, on an annual basis, an incentive fee/allocation based on a percentage of net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. The funds and accounts pay incentive fees/allocations on any net profits in excess of the high-water mark. Funds and accounts with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of cumulative profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred inception to date return as specified in the respective CLOs’ collateral management agreements. ZAIS Group does not earn incentive income from ZFC REIT.

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016 and March 31, 2015. March 31, 2015 amounts have been adjusted to conform to current period presentation:

		Three Months Ended March 31, 2016
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.25%	$2,397	$—	$2,397
CLO’s	0.15% - 0.50%	405	—	405
ZFC REIT	1.50%	767	—	767
Total		$3,569	$—	$3,569

Incentive Income (1)
Funds and accounts	10% - 20%	$152	$—	$152
CLO’s	20%	—	—	—
Total		$152	$—	$152

		Three Months Ended March 31, 2015
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.25%	$3,035	$—	$3,035
CLO’s	0.15% - 0.50%	144	—	144
ZFC REIT	1.50%	574	—	574
Total		$3,753	$—	$3,753

Incentive Income (1)
Funds and accounts	10% - 20%	$35	$—	$35
CLO’s	10% - 20%	873	—	873
Total		$908	$—	$908

(1)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entities’ operative agreement.

The management fee income amounts above are net of management fee credits of $54,000 and $65,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

At March 31, 2016, approximately $1,602,000 and $0 were accrued for management fee income and incentive income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition. At December 31, 2015, approximately $1,670,000 and $859,000 were accrued for management fee income and incentive income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition.

7. Debt Obligations

Notes Payable

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrue interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 31, 2017. The notes were treated as a direct cost attributable to the Business Combination. The Company accrued interest on the notes for the three months ended March 31, 2016 and March 31, 2015, which is included in other income (expense) in the consolidated statements of comprehensive income (loss).

8. Compensation

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

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applies to approximately 60 employees of ZAIS Group who have an annual base salary of less than $300,000. The purpose of the Retention Payment Plan is to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group is not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees would become entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remains employed by ZAIS Group on such dates. The aggregate amount of retention payments that may be paid to all participants under the Retention Payment Plan is $4.5 million. All payments under the Retention Payment Plan will be amortized equally over the required service period ending on each of the three payment dates discussed above. In the event an award is forfeited pursuant to the terms of a respective Retention Payment Plan agreement, the corresponding accruals will be reversed. In addition, on March 1, 2016, the Compensation Committee of the Board of Directors of ZAIS approved a retention payment of $900,000 to Howard Steinberg, the Company's General Counsel, which was paid on March 15, 2016 and is included in compensation and benefits in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016.

ZAIS Group has entered into agreements with certain of its employees whereby certain employees and former employees have been granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities (referred to as “Points”).

In 2013, ZAIS Group established the Income Unit Plan. Under the Income Unit Plan, certain employees were entitled to receive a fixed percentage of ZAIS Group’s distributable income, as defined in the Income Unit Plan agreement. Pursuant to the terms of the Income Unit Plan, a payout of 85% of the estimated award was made in December of the applicable performance year and the remaining balance was payable within 30 days of the issuance of ZAIS Group’s audit report for the prior year. An employee must have been actively employed by ZAIS Group on each scheduled payment date to receive their relevant distribution. The Income Unit Plan was terminated effective December 31, 2014.

On March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group. This includes six employees that will be departing during the three months ended June 30, 2016. The Company expects total severance charges in the amount of approximately $707,000 relating to the reduction in force. The Company immediately recognizes all severance expense for employees who are not required to provide services or those employees who are not being retained beyond the 60 day notification period. Conversely, for all employees who are required to provide services or those who will be retained beyond the 60 day notification period, the related severance expense is amortized equally over the required service period.

The following table presents a detailed breakout of compensation expense recorded for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Salaries	$3,280,000	$3,592,000
Bonus	3,898,000	1,499,000
Points	—	—
Commissions	—	15,000
Income Unit Plan	—	198,000
Equity-Based Compensation	343,000	261,000
Severance	642,000	—
Payroll taxes and benefits	844,000	1,005,000
Total compensation and benefits	$9,007,000	$6,570,000

Equity-Based Compensation

In conjunction with the closing of the Business Combination on March 17, 2015, ZGP authorized 1,600,000 Class B-0 Units eligible to be granted to certain employees of ZAIS Group. The Class B-0 Units are subject to a two year cliff-vesting provision, whereby all Class B-0 Units granted to an employee will be forfeited if the employee resigns or is terminated prior to the two year anniversary of the closing of the Business Combination. Subsequent to the two year anniversary of the Business Combination, an employee will only forfeit vested Class B-0 Units if the employee is terminated for cause. The Class B-0 Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B-0 Units vest. Upon vesting the Class B-0 Units will have the same rights as Class A Units of ZGP and are exchangeable on a one for one basis for Class A common shares subject to the restrictions set forth in the Exchange Agreement included in the Closing 8-K. In accordance with ASC 718, "Compensation - Stock Compensation”, the Company is measuring the compensation expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This compensation expense will be amortized equally over the two-year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date.

The following table presents the unvested Class B-0 Units’ activity during the three months ended March 31, 2016:

	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2015	1,337,486	$9.67
Granted	100,000	6.34
Forfeited	(148,708)	9.70
Vested	—	—
Balance at March 31, 2016	1,288,778	$9.40

The total compensation expense expected to be recognized in all future periods associated with the Class B-0 Units, considering estimated forfeitures of 29.6%, is $5,000,000 at March 31, 2016, which is expected to be recognized over the remaining weighted average period of 0.96 years. The Company recorded compensation expense of $269,000 related to the Class B-0 Units for the three months ended March 31, 2016. During the three months ended March 31, 2016, the Company increased its forfeiture estimate from 8% to 29.6%. This increase includes approximately a 17.2% increase relating to the reduction in force announced in the Company’s Current Report on Form 8-K filed on March 8, 2016 and approximately a 4.4% increase relating to the change in management’s estimated forfeitures based on actual forfeitures since the grant date. The cumulative impact of the increase in estimated forfeitures of $(983,000) was recognized as a reduction in compensation and benefits for the three months ended March 31, 2016. The expense relating to the Class B-0 Units is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

Pursuant to ZAIS’s 2015 Stock Incentive Plan, non-employee directors of ZAIS receive restricted stock units (“RSUs”) as a component of compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or distributions from ZAIS or other material rights until such RSUs vest. The RSUs vest in full on the one year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, "Compensation - Stock Compensation”, the Company is measuring the expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This expense is being amortized equally over the one year vesting period and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date.

The following table presents the unvested RSU activity during the three months ended March 31, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2015	30,000	$9.85
Granted	—	—
Forfeited	—	—
Vested	—	—
Balance at March 31, 2016	30,000	$9.85

The total expense expected to be recognized in all future periods associated with the RSUs, considering estimated forfeitures of 0%, is $24,000 at March 31, 2016, which is expected to be recognized over the remaining weighted average period of 0.08 years. The Company recorded expense of $74,000 related to the RSUs for the three months ended March 31, 2016. The expense relating to these RSUs is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

9. Income Taxes

Prior to the closing of the Business Combination on March 17, 2015, ZGP and its subsidiaries were pass-through entities for U.S. income tax purposes and their earnings flowed through to the owners without being subject to entity level income taxes. Accordingly, no income tax (benefit) expense has been recorded for the period prior to the closing of the Business Combination other than that related to ZGP’s foreign subsidiaries, which are branches for U.S. income tax purposes but paid income taxes in their respective foreign jurisdictions.

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

The Company recorded income tax expense of $5,000 for the three months ended March 31, 2016, related solely to foreign taxes. The Company recorded income tax (benefit) of $(902,000) for the three months ended and March 31, 2015, related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations, as well as foreign taxes payable to jurisdictions outside the U.S. related to Company’s foreign subsidiaries.

The following is a reconciliation of the U.S. statutory federal income tax rate to the Company’s effective tax rate:

	Three Months Ended March 31,
	2016	2015

Income tax (benefit) expense at the U.S. federal statutory income tax rate	34.00%	35.00%

State and local income tax, net of federal benefit	4.49%	1.38%
Foreign tax	-0.08%	5.33%
Effect of permanent differences	-0.03%	0.00%
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	3.90%	0.00%
Income attributable to non-controlling interests in ZGP not subject to tax	-12.22%	-26.75%
Valuation allowance	-30.15%	0.00%
Total	-0.09%	14.96%

The Company’s effective tax rate for the periods presented above includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal and state income tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the equity holders owning such non-controlling interests in ZAIS subsidiaries. For the three months ended March 31, 2016, the net effective tax rate represents the taxes accrued related to the Company’s operations in jurisdictions outside the U.S. as a full valuation allowance has been established on the tax benefit related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations. For the three months ended March 31, 2015, the net effective tax rate represents a tax benefit related to the Company’s operations in jurisdictions outside the U.S. as well as a tax benefit related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations.

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

As of March 31, 2016, the Company had total deferred tax assets of $6,229,000 related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations. Additionally at March 31, 2016, the Company had deferred tax assets of $767,000 related to ZAIS’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. The Company has established a full valuation allowance on the deferred tax asset as of March 31, 2016.

As of March 31, 2015, the Company had total deferred tax assets of $569,000 related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations.

As of March 31, 2016, the Company has estimated federal and state income tax net operating loss carryforwards of $12,706,000 which will expire as follows:

2032	$1,000
2033	83,000
2034	122,000
2035	7,388,000
2036	5,112,000
Total	$12,706,000

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2016, the Company has determined that the most recent management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has recorded a book loss for the three months ended March 31, 2016 and it is anticipated that expenses will continue to exceed revenues in 2016. Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its deferred tax asset will be realized and the Company has continued to maintain the full valuation allowance against the deferred tax asset of as of March 31, 2016. The Company has recorded an additional $1,928,000 charge to our consolidated statements of comprehensive income (loss) relating to the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the three months ended March 31, 2016. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the three months ended March 31, 2016 and March 31, 2015, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the income tax (benefit) expense on the consolidated statements of comprehensive income (loss).

10. Related Party Transactions

ZAIS Group offers a range of alternative and traditional investment strategies through the ZAIS Managed Entities. ZAIS Group earns substantially all of its management fee income and incentive income from the ZAIS Managed Entities, which are considered related parties as the Company manages the operations of, and makes investment decisions for, these entities. The Company considers ZAIS Group’s principals, executives, employees and all ZAIS Managed Entities to be affiliates and related parties.

ZAIS Group invests in some of its subsidiaries and some of the ZAIS Managed Entities. Investments in subsidiaries and certain ZAIS Managed Entities that are consolidated are eliminated. Investments in certain ZAIS Managed Entities not consolidated are further described in Note 3.

ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CLOs) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees were approximately $17,194,000 and $30,044,000 at March 31, 2016 and March 31, 2015, respectively.

Additionally, certain ZAIS Managed Entities, with existing fee arrangements, have investments representing 100% of the equity tranche of ZAIS CLO 1, Limited. (“ZAIS CLO 1”) and ZAIS CLO 2, Limited. (“ZAIS CLO 2”). Therefore, ZAIS Group did not charge management fees or earn incentive income on ZAIS CLO 1 and ZAIS CLO 2. The total amounts of AUM that are not being charged fees were approximately $562,841,000 and $556,677,000 at March 31, 2016 and March 31, 2015, respectively.

From time to time, ZAIS Group may pay related party research and data services expenses directly to vendors, and subsequently invoice these costs to the respective ZAIS Managed Entities based upon certain criteria. At March 31, 2016 and December 31, 2015, approximately $842,000 and $650,000, respectively, was due to ZAIS Group from the ZAIS Managed Entities as a result of this arrangement. These amounts are included in due from related parties in the consolidated statements of financial condition.

ZGP has entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Mr. Ramsey through RQSI, Ltd., an entity controlled by Mr. Ramsey, under the terms of which, among other things, Mr. Ramsey will provide consulting services to ZGP, ZAIS Group’s senior management team and ZAIS, as requested by ZAIS, from time to time during the 24-month period beginning on, the closing of the Business Combination. Mr. Ramsey may not compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP will pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments. ZGP may terminate the Consulting Agreement for cause, as defined in the Consulting Agreement. The Company has recorded approximately $125,000 and $20,000 in expenses relating to the Consulting Agreement for the three months ended March 31, 2016 and March 31, 2015, respectively. The expense is included in general, administrative and other expense in the consolidated statements of total comprehensive income.

ZAIS Group has agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group will utilize this information for trading futures in one of the ZAIS Managed Entities.

ZAIS Group has entered into a month to month lease agreement with an affiliate of RQSI, Ltd to jointly occupy our UK office. The agreement is terminable upon 30 days’ notice. While there is currently no charge associated with the lease, the total market value of the agreement is approximately $15,000 per month.

ZAIS Group is a party to a consulting agreement with Tracy Rohan, Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earned approximately $27,000 and $29,000 for her services for the three months ended March 31, 2016 and March 31, 2015, respectively. The expense is included in general, administrative and other expense in the consolidated statements of total comprehensive income.

At March 31, 2016 and December 31, 2015, approximately $68,000 and $66,000 respectively, relating to employee loans were included in due from related parties in the consolidated statements of financial condition.

11. Fixed Assets

Fixed assets consist of the following:

	March 31, 2016	December 31, 2015
	( Dollars in thousands )
Office equipment	$3,088	$3,088
Leasehold improvements	848	853
Furniture and fixtures	574	574
Software	409	409
	4,919	4,924
Less accumulated depreciation and amortization	(4,442)	(4,380)
Total	$477	$544

For the three months ended March 31, 2016 and March 31, 2015, depreciation and amortization expense amounted to approximately $63,000 and $62,000, respectively. The change in accumulated depreciation and amortization also includes the change in foreign currency spot rates for each respective period presented.

12. Commitments and Contingencies

Capital Commitments

As of March 31, 2016, a portion of the proceeds of the Business Combination had been committed to expand existing product lines. Up to $51 million of equity capital has been committed to a majority owned subsidiary of ZAIS Group which would allow the subsidiary to invest in ZAIS Group managed CLO vehicles and thereby satisfy the risk retention requirements for CLO managers under the Securities Exchange Act of 1934. As of March 31, 2016, approximately $20.5 million in capital has been contributed to the subsidiary.

Lease Obligations

ZAIS Group is obligated under operating lease agreements for office space expiring through October 2017. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. Aggregate future minimum annual rental payments for the periods subsequent to March 31, 2016 are approximately as follows:

Period	Amount
( Dollars in thousands )
Nine Months Ending December 31, 2016	$685
Ten Months Ending October 31, 2017	712
$1,397

Rent expense is amortized on a straight-line basis and is included in general, administrative and other in the consolidated statements of comprehensive income (loss). For the three months ended March 31, 2016 and March 31, 2015, rent expense amounted to approximately $244,000 and $359,000, respectively.

Litigation

From time to time, ZAIS Group may become involved in various claims, formal regulatory inquiries and legal actions arising in the ordinary course of business. The Company discloses information regarding such inquiries if disclosure is required pursuant to accounting and financial reporting standards. While we are currently involved in a formal regulatory inquiry, in management’s opinion the matter is not appropriate for accrual or disclosure in the financial statements at March 31, 2016.

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

Gain Contingencies

On April 7, 2016 the Company received notification from one of its insurance providers that the Company’s claim for reimbursement of certain legal costs relating to a formal regulatory inquiry had been approved. The total approved claim reimbursement for all legal costs incurred in excess of the $500,000 deductible was approximately $697,000. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $545,000 of the insurance reimbursements receivable has been recorded to other income (expense) in the consolidated statements of total comprehensive income (loss) for the portion that related to the costs incurred for the year ended December 31, 2015 in excess of the Company’s insurance deductible and a corresponding amount has been recorded to other assets in the consolidated statements of financial position. The Company also recorded approximately $155,000 of the insurance reimbursements receivable to other assets and a corresponding amount to other liabilities in the consolidated statements of financial position for the portion that related to legal bills received for the three months ended March 31, 2016. At March 31, 2016, approximately $700,000 of insurance reimbursements receivable noted above is included in other assets in the consolidated statements of financial position.

13. Segment Reporting

The ZAIS Managed Entities segment is currently the Company’s only reportable segment, and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The ZAIS Managed Entities segment provides investment advisory and asset management services to the ZAIS Managed Entities.

14. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined time to time by the Company’s board of directors. At March 31, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 180,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of record of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders. At March 31, 2016 and December 31, 2015, there were 13,870,917 shares of Class A Common Stock issued and outstanding.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.000001 per share. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of net income (loss). Holders of record of Class B Common Stock are entitled to ten votes for each share held on all matters to be voted on by stockholders. At March 31, 2016 and December 31, 2015, there were 20,000,000 shares of Class B Common Stock issued and outstanding, held by the ZGH Class B Voting Trust.

15. Earnings Per Share

Shares of Class B common stock have no impact on the calculation of consolidated net income (loss) per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	(Dollars in thousands, except shares and per share data)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(4,834)	$(822)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	(2,299)	(4,514)
Less: Consolidated Net Income (Loss), net of tax, attributable to ZAIS REIT Management Class B Members (1)	(142)	—
Income tax (benefit) expense (2)	—	1,844
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$(7,275)	$(3,492)
Denominator:
Weighted average number of shares of Class A Common Stock	13,870,917	2,157,698
Effect of dilutive securities:
Weighted average number of Class A Units of ZGP	7,000,000	7,000,000
Dilutive number of Class B-0 Units and RSUs (3)	—	—
Diluted weighted average shares outstanding (4)	20,870,917	9,157,698
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$(0.35)	$(0.38)
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$(0.35)	$(0.38)

(1)	–	Amount represents portion of the management fee income received from ZFC REIT that is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management.
(2)	–	Income tax (benefit) / expense for the three months ended March 31, 2016 is calculated using an assumed tax rate of 39.90% and is net of a 100% valuation allowance. Income tax (benefit) / expense for the three months ended March 31, 2015 is calculated using an assumed tax rate of 40.85%. See Note 9 for details surrounding income taxes.
(3)	–	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors. These units are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(4)	–	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

16. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position at March 31, 2016 and December 31, 2015, and results of operations for the three months ended March 31, 2016 and March 31, 2015. Subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, all of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated:

	March 31, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$38,460	$—	$—	$38,460
Income and fees receivable	1,602	—	—	1,602
Investments in affiliates, at fair value	26,578	—	(21,396)	5,182
Due from related parties	946	—	—	946
Fixed assets, net	477	—	—	477
Prepaid expenses	910	—	—	910
Other assets	1,016	—	—	1,016
Assets of Consolidated Funds
Investments, at fair value	—	42,026	—	42,026
Total Assets	$69,989	$42,026	$(21,396)	$90,619
Liabilities and Equity
Liabilities
Notes payable	$1,257	$—	$—	$1,257
Compensation payable	2,581	—	—	2,581
Due to related parties	161	—	—	161
Fees payable	381	—	—	381
Other liabilities	1,708	—	—	1,708
Liabilities of Consolidated Funds
Other liabilities	—	73	—	73
Total Liabilities	6,088	73	—	6,161

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	61,045	—	—	61,045
Retained earnings (Accumulated deficit)	(18,639)	—	—	(18,639)
Accumulated other comprehensive income (loss)	122	—	—	122
Total stockholders’ equity, ZAIS Group Holdings, Inc.	42,529	—	—	42,529
Non-controlling interests in ZAIS Group Parent, LLC	21,372	—	—	21,372
Non-controlling interests in Consolidated Funds	—	41,953	(21,396)	20,557
Total Equity	63,901	41,953	(21,396)	84,458
Total Liabilities and Equity	$69,989	$42,026	$(21,396)	$90,619

	December 31, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$44,351	$—	$—	$44,351
Income and fees receivable	2,529	—	—	2,529
Investments, at fair value	8,169	—	—	8,169
Investments in affiliates, at fair value	20,767	—	(15,525)	5,242
Due from related parties	748	—	—	748
Fixed assets, net	544	—	—	544
Prepaid expenses	776	—	—	776
Other assets	310	—	—	310
Assets of Consolidated Funds
Cash and cash equivalents	—	33	—	33
Investments, at fair value	—	30,509	—	30,509
Total Assets	$78,194	$30,542	$(15,525)	$93,211
Liabilities and Equity
Liabilities
Notes payable	$1,255	$—	$—	$1,255
Compensation payable	3,575	—	—	3,575
Due to related parties	175	—	—	175
Fees payable	756	—	—	756
Other liabilities	1,546	—	—	1,546
Liabilities of Consolidated Funds
Other liabilities	—	101	—	101
Total Liabilities	7,307	101	—	7,408

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	60,817	—	—	60,817
Retained earnings (Accumulated deficit)	(13,805)	—	—	(13,805)
Accumulated other comprehensive income (loss)	158	—	—	158
Total stockholders’ equity, ZAIS Group Holdings, Inc.	47,171	—	—	47,171
Non-controlling interests in ZAIS Group Parent, LLC	23,716	—	—	23,716
Non-controlling interests in Consolidated Funds	—	30,441	(15,525)	14,916
Total Equity	70,887	30,441	(15,525)	85,803
Total Liabilities and Equity	$78,194	$30,542	$(15,525)	$93,211

	Three months Ended March 31, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$3,569	$—	$—	$3,569
Incentive income	152	—	—	152
Other revenues	80	—	—	80
Total Revenues	3,801	—	—	3,801
Expenses
Compensation and benefits	9,007	—	—	9,007
General, administrative and other	3,210	—	—	3,210
Depreciation and amortization	63	—	—	63
Expenses of Consolidated Funds	—	19	—	19
Total Expenses	12,280	19	—	12,299
Other Income (loss)
Net gain (loss) on investments	746	—	(764)	(18)
Other income (expense)	605	—	—	605
Net gains (losses) of Consolidated Funds’ investments	—	1,517	—	1,517
Total Other Income (Loss)	1,351	1,517	(764)	2,104
Income (loss) before income taxes	(7,128)	1,498	(764)	(6,394)
Income tax (benefit) expense	5	—	—	5
Consolidated net income (loss), net of tax	(7,133)	1,498	(764)	(6,399)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(54)	—	—	(54)
Total Comprehensive Income (Loss)	$(7,187)	$1,498	$(764)	$(6,453)

	Three months Ended March 31, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$3,753	$—	$—	$3,753
Incentive income	908	—	—	908
Other revenues	31	—	—	31
Total Revenues	4,692	—	—	4,692
Expenses
Compensation and benefits	6,570	—	—	6,570
General, administrative and other	4,337	—	—	4,337
Depreciation and amortization	62	—	—	62
Expenses of Consolidated Funds	—	—	—	—
Total Expenses	10,969	—	—	10,969
Other Income (loss)
Net gain (loss) on investments	43	—	—	43
Other income (expense)	(4)	—	—	(4)
Net gains (losses) of Consolidated Funds’ investments	—	—	—	—
Total Other Income (Loss)	39	—	—	39
Income (loss) before income taxes	(6,238)	—	—	(6,238)
Income tax (benefit) expense	(902)	—	—	(902)
Consolidated net income (loss), net of tax	(5,336)	—	—	(5,336)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	192	—	—	192
Total Comprehensive Income (Loss)	$(5,144)	$—	$—	$(5,144)

17. Subsequent Events

ZAIS REIT Management, a wholly owned subsidiary of the Company, is the external investment advisor to ZFC REIT. On April 7, 2016, ZFC REIT announced that it had entered into an agreement and plan of merger (the “Merger Agreement”). In connection with the Merger Agreement, ZAIS REIT Management entered into a termination agreement (the “Termination Agreement”), whereby the current advisory agreement under which ZAIS REIT Management receives management fees from ZFC REIT will be terminated upon closing of the ZFC REIT merger and ZAIS REIT Management will receive a termination fee in the amount of $8,000,000. In the event that the Merger Agreement is terminated prior to the consummation of the transaction, the Termination Agreement will automatically terminate and be of no further effect.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this quarterly report on Form 10-Q, references to (i) the “Company” refer to ZAIS Group Holdings, Inc. (“ZAIS”), together, as the context may require, with its consolidated subsidiaries, (ii) “ZAIS Group” refer to ZAIS Group, LLC, and (iii) “ZGP” refer to ZAIS Group Parent, LLC.

This discussion contains forward-looking statements and involves numerous known and unknown risks and uncertainties, including, but not limited to, those described in “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report on Form 10-K”) and in other reports filed with the U.S Securities and Exchange Commission (“SEC”). Actual results and the timing of events may differ materially from those contained in any forward-looking statements due to a number of factors, including those included in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K and in other SEC reports, describing key risks associated with ZAIS and its subsidiaries’ business, operations and industry. Amounts and percentages presented throughout this discussion and analysis of financial condition and results of operations may reflect rounding adjustments and as a result, totals may not appear to sum. The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Overview

ZAIS is a holding company conducting substantially all of its operations through ZAIS Group, a subsidiary of ZAIS’s majority-owned subsidiary, ZGP. ZAIS Group is an investment advisory and asset management firm focused on specialized credit. ZAIS Group is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles and ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including bank loans, corporate credit instruments such as collateralized debt obligations (“CDOs”) and collateralized loan obligations (together with the CDOs referred to as “CLOs”), mortgage loans and various securities and instruments backed by these asset classes. ZAIS Group had approximately $3.991 billion of assets under management (“AUM”) as of March 31, 2016. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes. ZAIS Group’s AUM is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

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

The Company’s primary sources of revenues are (i) management fee income, which is based predominantly on the AUM of the ZAIS Managed Entities (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities and (iii) income of the consolidated ZAIS Managed Entities (the “Consolidated Funds”) which is based on the income generated from the portfolios of the Consolidated Funds, a majority of which is allocated to non-controlling interests in Consolidated Funds. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds is eliminated in consolidation.

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

On March 9, 2015, the stockholders of HF2 approved the Business Combination and the transaction closed on March 17, 2015 (the “Closing”). In connection with the Closing, HF2 changed its name to ZAIS Group Holdings, Inc. Please refer to Note 2 - "Business Combination" of the Company’s consolidated financial statements included in the Annual Report on Form 10-K for additional information. Prior to the Closing, HF2 was a shell company with no operations. Upon the Closing, ZAIS became a holding company whose assets primarily consist of an approximate 66.5% interest in its majority-owned subsidiary, ZGP. Prior to the Closing, Christian Zugel served as the managing member of ZGP. Upon the Closing, ZAIS became the managing member of ZGP.

Consolidation of ZAIS Managed Entities

The Company adopted ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) as of January 1, 2015. Pursuant to this guidance, the Company is required to consolidate certain of the ZAIS Managed Entities in which it holds a variable interest and is deemed to be the primary beneficiary. Additionally, subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, all of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated. Accordingly, amounts included within this MD&A will differ from those within the 10Q for the three months ended March 31, 2015.

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

Management fees. ZAIS Group earns management fees for funds and accounts, annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned for the CLOs, annually, are generally based on the par value of the collateral and cash held in the CLOs. Management fees earned from ZFC REIT, annually, are based on ZFC REIT’s stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC (“ZAIS REIT Management”) and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT is paid to holders of Class B interests in ZAIS REIT Management. For the three months ended March 31, 2016, the twenty percent is recorded on a gross basis and included in management fee income on the consolidated statements of comprehensive income (loss). This income is allocated to non-controlling interests in ZAIS Group Parent, LLC. However, for the three months ended March 31, 2015, the twenty percent is recorded on a net basis and is not included in management fee income on the consolidated statements of comprehensive income (loss).

 ZAIS REIT Management, a wholly owned subsidiary of the Company, is the external investment advisor to ZFC REIT. On April 7, 2016, ZFC REIT announced that it had entered into an agreement and plan of merger (the “Merger Agreement”). In connection with the Merger Agreement, ZAIS REIT Management entered into a termination agreement (the “Termination Agreement”), whereby the current advisory agreement under which ZAIS REIT Management receives management fees from ZFC REIT will be terminated upon closing of the ZFC REIT merger and ZAIS REIT Management will receive a termination fee in the amount of $8.0 million. In the event that the Merger Agreement is terminated prior to the consummation of the transaction, the Termination Agreement will automatically terminate and will have no further effect.

In addition to the management fee income mentioned above, subordinated management fees may be earned from CLOs for which ZAIS Group, or a wholly owned subsidiary of ZAIS Group, acts as collateral manager. The subordinated management fee is an additional payment for the same service, but has a lower priority in the CLOs’ cash flows. The subordinated management fee is contingent upon the economic performance of the respective CLO assets. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee income when collection is reasonably assured.

Incentive income. Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable, also referred to as crystallized and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, the distribution of the income by the ZAIS Managed Entities. The criteria for revenue recognition are typically met only after all contributed capital and the preferred return, if any, on that capital have been distributed to the ZAIS Managed Entities’ investors for vehicles with private equity-style fee arrangements, and is typically met only after any profits exceed a high-water mark for vehicles with hedge fund-style fee arrangements.

For funds and accounts with hedge fund-style fee arrangements, incentive income is earned based on a percentage of the net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or “perpetual high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. The funds and accounts pay incentive fees/allocations, generally on an annual basis, on any net profits in excess of the high-water mark, subject to a hurdle rate of return, where applicable. Funds and accounts with private equity-style fee arrangements are those that pay incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of cumulative profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred inception to date return as specified in the respective CLOs’ collateral management agreements. ZAIS Group does not earn incentive income from ZFC REIT.

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

The following table presents the range of management and incentive fee rates on our funds and accounts, CLO’s and ZFC REIT during the respective periods presented:

	Three months ended March 31,
	2016	2015
Management Fee Income
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%
CLO’s	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT	1.50%	1.50%

Incentive Income (1)
Funds and accounts	10% - 20%	10% - 20%
CLO’s	20%	10% - 20%

(1)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entities’ operative agreement.

Other revenues. Fees for consulting, data, funding and analytical services provided to outside parties and affiliated funds are accrued as earned.

Expenses

Compensation and benefits. Compensation and benefits expense is comprised of salaries, payroll taxes, employer contributions to welfare plans and discretionary and guaranteed cash bonuses, stock compensation, severance and other contractual compensation programs payable to employees and non-employee directors. Compensation and benefits expense is generally recognized over the related service period. On an annual basis, compensation and benefits comprise a significant portion of total expenses. Discretionary and guaranteed cash bonuses, stock compensation and other contractual compensation programs generally comprise a significant portion of total compensation and benefits. Levels of incentive compensation will vary to the extent they are tied to financial and operating performance of the Company and in some cases, to the performance of certain ZAIS Managed Entities.

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

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applies to approximately 60 employees of ZAIS Group who have an annual base salary of less than $300,000. The purpose of the Retention Payment Plan is to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group is not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees would become entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remains employed by ZAIS Group on such dates. The aggregate amount of retention payments that may be paid to all participants under the Retention Payment Plan is $4.5 million. All payments under the Retention Payment Plan will be amortized equally over the required service period ending on each of the three payment dates discussed above. In the event an award is forfeited pursuant to the terms of a respective Retention Payment Plan agreement, the corresponding accruals will be reversed. In addition, on March 1, 2016, the Compensation Committee of the Board of Directors of ZAIS approved a retention payment of $900,000 to Howard Steinberg, the Company's General Counsel, which was paid on March 15, 2016 and is included in compensation and benefits in the consolidated statements of comprehensive income (loss) for the three months ended March 31, 2016.

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group previously entered into agreements with employees to share with them a percentage of income generated from certain ZAIS Managed Entities (“Points Agreements”). Under existing Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from the referenced entities, including income from the Consolidated Funds that is eliminated in consolidation, to certain employees and former employees. Amounts payable pursuant to the Points Agreements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs later than when the related income is received. Recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. ZAIS Group does not anticipate entering into additional Points Agreements.

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

Trends Affecting Our Business

AUM has been trending downward since 2007. This trend results from the wind-up and liquidation of a number of private equity-style and structured vehicles combined with challenges ZAIS Group has faced in raising new capital in the recent investment environment of lower interest rates and changing regulations. Structured credit products have been disfavored by many investors and European investors have generally reduced investments in certain securitized investment vehicles due to increased capital regulatory requirements.

The reduction in AUM has decreased the Company’s management fees and incentive fees, which are the Company’s two principal sources of operating cash flow. As a result of this reduction, in 2015 and for the three months ended March 31, 2016 revenues and operating cash flow were insufficient to cover operating expenses, and excess working capital needs were funded by the proceeds of the Business Combination. It is currently expected that this negative working capital trend is likely to continue throughout 2016.

Non-GAAP Financial Measures

Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA

The Company’s management reviews its results on both a Net income (excluding Consolidated Funds of ZAIS Group) and an Adjusted EBITDA basis. Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are key performance measures used by management when making operating decisions, assessing financial performance and allocating capital resources. Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are non-GAAP financial measures that exclude the adjustments described below that are required for presentation of the Company’s results on a GAAP basis:

Adjustments to Net income to derive Net income (excluding Consolidated Funds of ZAIS Group)

·	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of management fees, incentive income, other revenues and gain (loss) on investments. Management fees from the Consolidated Funds are accrued as earned and are calculated and paid monthly, quarterly or semi-annually, depending on the individual agreements, consistent with the revenue recognition policy for the funds the Company does not consolidate. The Company also defers the recognition of incentive income from certain funds that the Company does not consolidate until it is (i) contractually receivable, (ii) fixed or determinable (“crystallized”), and (iii) all related contingencies have been removed and collection is reasonably assured, consistent with the revenue recognition policy for the Consolidated Funds.

Adjustments to Net income (excluding Consolidated Funds of ZAIS Group) to derive Adjusted EBITDA

·	Compensation expense related to the Income Unit Plan. The Income Unit Plan was initially implemented in 2013 and was designed to deliver equity-like participation in ZAIS Group’s pre-tax income to key employees. Payments under the Income Unit Plan were recognized as compensation under GAAP. The Income Unit Plan was terminated effective December 31, 2014.

·	Compensation expense related to Points awards recorded before related incentive income being recognized. This adjustment is to reclassify certain of ZAIS Group’s legacy incentive compensation programs that were not designed for a GAAP reporting regime. These programs provided incentive compensation payments equal to a fixed percentage of incentive income received by ZAIS Group and were due and payable in the period ZAIS Group received the incentive income. Under GAAP, a portion of these incentive compensation payments are required to be recognized in accounting periods prior to the accounting periods in which the related incentive income was received and recognized. These adjustments reclassify certain of these incentive compensation expenses into the accounting period in which the associated incentive income was received and recognized. One of ZAIS Group’s existing incentive compensation programs with respect to one separately managed account may cause a similar timing issue in the future. Otherwise, none of ZAIS Group’s current or ongoing incentive compensation programs are expected to cause similar timing issues for financial statements prepared in accordance with GAAP.

·	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

·	Severance. Management does not consider these expenses to be reflective of ongoing operating performance.

·	Impairment loss on goodwill. Management does not consider these expenses to be reflective of ongoing operating performance.

·	Certain other non-cash and non-operating items.
·	Any applicable taxes, interest expense, foreign currency translation adjustments and depreciation and amortization expenses.

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

Previously, the Company decided to eliminate Distributable Earnings, and use only net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA as its primary non-GAAP measures.  This change was made because management believed the differences between Distributable Earnings and Adjusted EBITDA were not significant, and that Net income (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA were more meaningful measures of performance.  In addition, the calculation of Adjusted EBITDA was modified in order to better reflect how management views our operating results. The measure now incorporates the investment income of its general partner investments, and eliminates the impact of severance and foreign currency adjustments that management does not consider to be reflective of on-going operating performance.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Consolidated net income (loss), net of tax	$(6,399)	$(5,336)	$(1,063)	-20%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(7,133)	$(5,336)	$(1,797)	-34%

Adjusted EBITDA - Non-GAAP	$(6,080)	$(5,915)	$(165)	-3%

The Company recorded a net loss (excluding Consolidated Funds of ZAIS Group) for the three months ended March 31, 2016 of $(7.1) million, compared with net loss (excluding Consolidated Funds of ZAIS Group) of $(5.3) million for the three months ended March 31, 2015. The quarter-over-quarter increase in net loss was driven by a $(0.2) million decrease in management fee income, a $(0.8) million decrease in incentive income, an increase in expenses of $(1.3) million primarily related to an increase in incentive compensation and retention bonuses and a $(0.9) million decrease in deferred tax assets due to the establishment of a full valuation allowance at December 31, 2015, partially offset by a $1.3 million increase in other income (loss). We continue to review our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy and we are in the process of exiting those activities in an orderly fashion. We have also announced the planned termination of our management agreement with ZFC REIT pending completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Upon completion of the merger, ZAIS Group’s management fees and AUM related to mortgage strategies will decrease by approximately $(3.0) million, annually on a run-rate basis, and $(0.803) billion, respectively. However, ZAIS REIT Management, a wholly owned subsidiary of ZAIS Group, will receive a termination fee in the amount of $8.0 million upon completion of the merger. In connection with these decisions and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group. This includes six employees that will be departing during the three months ended June 30, 2016. This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We expect total severance charges in the amount of approximately $0.7 million, relating to the reduction in force, during the six months ended June 30, 2016. Following the completion of this reduction in force, the Company will have 65 employees as of June 30, 2016 compared with 95 employees as of December 31, 2015 and 126 employees as of March 31, 2015.

Revenues

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Management fee income	$3,569	$3,753	$(184)	-5%
Incentive income	152	908	(756)	-83%
Other revenues	80	31	49	158%
Total Revenues	$3,801	$4,692	$(891)	-19%

Total revenues decreased by $(0.9) million primarily due to the following:

·	The $(0.2) million decrease in management fees was primarily due to the year-over-year reduction in average AUM of $(0.075) billion.

·	The $(0.8) million decrease in incentive income is primarily driven by residual incentive income received during the three months ended March 31, 2015 from CLO’s which liquidated in 2014.

Adjusted EBITDA Revenues (Non-GAAP)

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Management fee income	$3,569	$3,753	$(184)	-5%
Incentive income	152	908	(756)	-83%
Other revenues	80	31	49	158%
Total Adjusted EBITDA Revenues	$3,801	$4,692	$(891)	-19%

Adjusted EBITDA revenues decreased by $(0.9) million primarily due to the following:

·	The $(0.2) million decrease in management fees was primarily due to year-over-year reduction in average AUM of $(0.075) billion.

·	The $(0.8) million decrease in incentive income is primarily driven by residual incentive income received during the three months ended March 31, 2015 from CLO’s which liquidated in 2014.

The following table details the changes to our AUM for three months ended March 31, 2016 and March 31, 2015. The methodology for calculating AUM is described in the Overview section.

	Three Months Ended March 31, 2016
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.914	$1.494	$0.749	$4.157
Contributions (2)	0.013	—	0.001	0.014
Distributions (3)	(0.022)	(0.015)	—	(0.037)
Redemptions (4)	(0.105)	—	(0.010)	(0.115)
Profit & Loss (5)	(0.003)	(0.006)	(0.022)	(0.031)
Other (6)	0.031	0.006	(0.034)	0.003
End of Period AUM (7)	$1.828	$1.479	$0.684	$3.991

Average AUM (8)	$1.871	$1.487	$0.717	$4.074

	Three Months Ended March 31, 2015
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (9)	$1.931		$1.505	$0.770	$4.206
Contributions (2)	0.008	(10)	—	0.001	0.009
Distributions (3)	(0.003)		(0.004)	—	(0.007)
Redemptions (4)	(0.005)		—	(0.151)	(0.156)
Profit & Loss (5)	—		0.012	0.017	0.029
Other (6)	(0.175)		0.049	0.206	0.080
End of Period AUM (11)	$1.756		$1.562	$0.843	$4.161

Average AUM (8)	$1.844		$1.498	$0.808	$4.184

(1) AUM uses values for: Euro Epics and Galleria CDO V, Ltd. (“Galleria V”) as of December 10, 2015, ZAIS Investment Grade Limited IX (“ZING IX”) as of December 3, 2015, ZAIS CLO 1, Limited (“CLO 1”) as of December 4, 2015, ZAIS CLO 2, Limited (“CLO 2”) as of December 16, 2015 and ZAIS CLO 3, Limited (“CLO 3”) as of December 15, 2015.

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

(7) AUM uses values for: Euro Epics and ZING IX as of March 10, 2016, Galleria V as of March 3, 2016, CLO 1 and CLO 3 as of March 4 , 2016 and CLO 2 as of March 16, 2016.

(8) Average is based on the beginning and ending balance for the period presented.

(9) AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. (“ZVAREF”) as of September 30, 2014, EPICS I Ltd. ("Epics") and CO-EPICS I Ltd. ("Co-Epics") as of December 22, 2014, Euro Epics and Galleria V as of December 10, 2014, ZING IX as of December 3, 2014, CLO 1 as of December 4, 2014 and CLO 2 as of December 16, 2014.

(10) Balance includes $2 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total AUM has not been adjusted for these inflows related to the CLO warehouse period.

(11) AUM uses values for: Euro Epics and Galleria V as of March 10, 2015, ZING IX as of March 3, 2015, CLO 1 as of March 5, 2015 and CLO 2 as of March 16, 2015.

Expenses

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Compensation and benefits	$9,007	$6,570	$2,437	37%
General, administrative and other	3,210	4,337	(1,127)	-26%
Depreciation and amortization	63	62	1	2%
Expenses of Consolidated Funds	19	—	19	—
Total Expenses	$12,299	$10,969	$1,330	12%

Total expenses increased by $1.3 million primarily due to the following:

·	A $2.4 million increase in compensation and benefits predominately due to the following: a $2.2 million increase in accrued expenses relating to incentive compensation primarily relating to the accrual for year-end bonuses in 2016 and the payment of $1.3 million in retention and sign-on bonuses during the three months ended March 31, 2016; a $0.6 million increase in severance; and a $0.1 million increase in equity compensation relating to Class B-0 units awarded to key employees of ZAIS Group and RSUs awarded to ZAIS’s non-employee directors; offset by a $(0.3) million decrease in salaries; and a $(0.2) decrease in payroll taxes and other employee benefits.

·

A $(1.1) million decrease in general, administrative and other expenses, primarily due to the following: a $(0.7) million decrease in professional fees; a $(0.3) million decrease in occupancy and utilities related to the closure of the Shanghai office; a $(0.2) million decrease in research fees; and a $(0.1) million decrease in travel; offset by a $0.2 million increase in insurance.

·	A $0.019 million increase in expenses of Consolidated Funds, primarily due to a new Consolidated Fund which launched in the fourth quarter of 2015. Additionally, subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, all of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. The Company currently anticipates that its expenses will exceed its revenues in 2016, as they did in 2015 and the three months ended March 31, 2016. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2016 or beyond.

Adjusted EBITDA Expenses (Non-GAAP)

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Compensation and benefits	$8,022	$6,309	$1,713	27%
Non-compensation expenses	3,210	4,337	(1,127)	-26%
Total Adjusted EBITDA Expenses	$11,232	$10,646	$586	6%

Adjusted EBITDA expenses increased by $0.6 million primarily due to the following:

·	A $1.7 million increase in compensation and benefits predominately due to a $2.2 million increase in accrued expenses relating to incentive compensation primarily relating to the accrual for year-end bonuses in 2016 and the payment of $1.3 million in retention and sign-on bonuses during the three months ended March 31, 2016; offset by a $(0.3) million decrease in salaries and a $(0.2) decrease in payroll taxes and other employee benefits.

·	A $(1.1) million decrease in non-compensation expenses, primarily due to the following: a $(0.7) million decrease in professional fees; a $(0.3) million decrease in occupancy and utilities related to the closure of the Shanghai office; a $(0.2) million decrease in research fees; and a $(0.1) million decrease in travel; offset by a $0.2 million increase in insurance.

Other Income

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Net gain (loss) on investments	$(18)	$43	$(61)	-142%
Other income (expense)	605	(4)	609	15,225%
Net gains (losses) on Consolidated Funds’ investments	1,517	—	1,517	—
Total Other Income (Loss)	$2,104	$39	$2,065	5,295%

Total other income increased by $2.1 million primarily due to a $1.5 million increase in net gains (losses) on Consolidated Funds’ investments associated with a new Consolidated Fund which launched in the fourth quarter 2015 and a $0.6 million increase in other income (expense) due to $0.5 million of income relating to an insurance reimbursement for legal costs incurred during the year ended December 31, 2015. Additionally, subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, all of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated.

Adjusted EBITDA Other Income (Non-GAAP)

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Adjusted EBITDA Basis
Net gain (loss) on investments	$746	$43	$703	1,635%
Other income (expense) - GAAP	605	(4)	609	15,225%
Total Adjusted EBITDA Other Income	$1,351	$39	$1,312	3,364%

Adjusted EBITDA other income increased by $1.3 million primarily due to $0.7 million of unrealized gains on the Company’s investment in a Consolidated Fund in which it holds a majority economic interest and a $0.6 million increase in other income (expense) due to $0.5 million of income relating to an insurance reimbursement for legal costs incurred during the year ended December 31, 2015.

Income Taxes

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Income tax (benefit) expense	$5	$(902)	$907	101%

Income tax (benefit) expense increased by $0.9 million due to the full valuation allowance booked on the Company’s deferred tax asset during the three months ended March 31, 2016.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2016, the Company has determined that the most recent management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has recorded a book loss for the three months ended March 31, 2016 and it is anticipated that expenses will continue to exceed revenues in 2016. Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its deferred tax asset will be realized and the Company has continued to maintain the full valuation allowance against the deferred tax asset of as of March 31, 2016. The Company has recorded an additional $1,928,000 charge to our consolidated statements of comprehensive income (loss) relating to the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the three months ended March 31, 2016. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9 to the Company’s consolidated financial statements for further information regarding the items affecting the Company’s effective income tax rate.

As of and for the three months ended March 31, 2016 and March 31, 2015, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$(54)	$192	$(246)	-128%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that the Company uses to translate the assets and liabilities of its foreign subsidiaries.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Non-controlling interests in Consolidated Funds	$734	$—	$734	—

Non-controlling interests in ZAIS Group Parent, LLC	$(2,299)	$(4,514)	$2,215	49%

·	A $0.7 million increase in the net income allocated to non-controlling interests in Consolidated Funds is driven by the launch of a new Consolidated Fund during fourth quarter of 2015. Additionally, subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, all of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated

·	A $2.2 million decrease in net loss allocated to non-controlling interests in ZGP is driven primarily by the timing of the Business Combination, which did not close until March 17, 2015. Accordingly, the non-controlling interests in ZGP were allocated a larger portion of the losses during the three months ended March 31, 2015.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Equity

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Equity	$(4,834)	$(822)	$(4,012)	-488%

The increase in net loss attributable to ZAIS Group Holdings, Inc. equity is driven primarily by the timing of the Business Combination, which did not close until March 17, 2015. Accordingly, the stockholders’ of ZAIS Group Holdings, Inc. were allocated a smaller portion of the losses during the three months ended March 31, 2015.

Adjusted EBITDA (Non-GAAP)

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Adjusted EBITDA	$(6,080)	$(5,915)	$(165)	-3%

Total Adjusted EBITDA decreased by $(0.2) million primarily due to an increase in expenses and decreased management fees and incentive income partially offset by an increase in other income (loss).

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended March 31, 2016, year-to-date (“YTD”) and inception-to-date (“ITD”) through March 31, 2016 for the following funds.

Fund Name (1)	Net Asset Value as of March 31, 2016	Net Return for the Month Ended March 31, 2016 (2)	Net YTD Return through March 31, 2016 (2)	Net ITD Return through March 31, 2016 (2)
ZAIS Opportunity Fund (3)	$364,810,472	9.20%	(5.72)%	330.42%
ZAIS INARI Fund	$357,826,288	3.62%	(0.80)%	24.31%

(1)	The performance data in the tables above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date GAAP returns for years after 2008 would be lower than the adjusted returns presented.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to its funds; and (4) prior to the Business Combination, making distributions to its sole member. At March 31, 2016 and March 31, 2015, the Company’s cash and cash equivalents were $38.5 million and $79.7 million, respectively, including investments in money market funds and United States government obligations.

The Company’s material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund its business requirements with the proceeds from the Business Combination. For the three months ended March 31, 2016, the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $(8.8) million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. Current projections indicate that this negative working capital trend is likely to continue throughout 2016.

At March 31, 2016 the consolidated financial statements reflect the cash flows of ZAIS’s operating businesses and ZAIS Zephyr A-6, L.P., the only ZAIS Managed Entity required to be consolidated under ASU 2015-02. The assets of ZAIS Group’s Consolidated Funds have an effect on ZAIS Group’s reported cash flows. The primary cash flow activities of the Consolidated Funds include: (1) raising capital from third party investors, which is reflected as non-controlling interests in the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities; (3) generating cash through the realization of certain investments; and (4) distributing cash to investors. The Consolidated Funds are treated as investment companies under U.S. GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

As of March 31, 2016, a portion of the proceeds of the Business Combination had been committed to expand existing product lines. Up to $51 million of equity capital has been committed to a majority owned subsidiary of ZAIS Group which would allow the subsidiary to invest in ZAIS Group managed CLO vehicles and thereby satisfy the risk retention requirements for CLO managers under the Securities Exchange Act of 1934. As of March 31, 2016, $20.5 million had been contributed to this majority owned subsidiary of ZAIS Group. There is no assurance that the full $51 million committed will be used or as to the period of time during which this utilization may be required. ZAIS Group serves as the general partner of the majority-owned subsidiary and determines when, and to what extent, capital will be called.

We continue to review our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy and we are in the process of exiting those activities in an orderly fashion. We have also announced the planned termination of our management agreement with ZFC REIT pending the completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Upon completion of the merger, ZAIS Group’s management fees and AUM related to mortgage strategies will decrease by approximately $(3.0) million, annually on a run-rate basis, and $(0.803) billion, respectively. However, ZAIS REIT Management, a wholly owned subsidiary of ZAIS Group, will receive a termination fee in the amount of $8.0 million upon completion of the merger. In connection with these decisions and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force which will result in a decrease of 22 employees of ZAIS Group.  This includes six employees that will be departing during the three months ended June 30, 2016. This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We expect total severance charges in the amount of approximately $0.7 million, relating to the reduction in force, during the six months ended June 30, 2016. Following the completion of this reduction in force, the Company will have 65 employees as of June 30, 2016 compared with 95 employees as of December 31, 2015 and 126 employees as of March 31, 2015.

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

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(18,827)	$(2,897)
Net cash provided by (used in) investing activities	8,220	(50)
Net cash provided by (used in) financing activities	4,765	74,768
Change in cash and cash equivalents denominated in foreign currency	(49)	195
Net change in cash and cash equivalents	$(5,891)	$72,016

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

Net cash flow used in operating activities was $(18.8) million for the three months ended March 31, 2016. This amount primarily includes (i) purchase of investments in affiliated securities by the Consolidated Funds of $(10.0) million; (ii) net operating losses of $(6.4) million; (iii) net change in unrealized (gain) loss on investments of the Consolidated Funds of $(1.5) million; (iv) a decrease in compensation payable of $(1.0) million; and (v) an increase in other assets of $(0.7) million, partially offset by an increase in income and fee receivable of $0.9 million.

Net cash flow used in operating activities was $(2.9) million for the three months ended March 31, 2015. This amount primarily includes (i) net operating losses of $(5.3) million; (ii) a decrease in compensation payable of $(4.9) million, and (iii) an increase in prepaid expenses of $(1.0) million, partially offset by an increase in income and fees receivable of $8.2 million.

Investing Activities

The Company’s net cash provided by investing activities was $8.2 million for the three months ended March 31, 2016. This amount primarily includes proceeds from sales of investments.

The Company’s net cash used in investing activities was $(0.05) million for the three months ended March 31, 2016. This amount primarily includes purchase of fixed assets of $(0.06) million.

Financing Activities

The Company’s net cash provided by financing activities was $4.8 million for the three months ended March 31, 2016. This amount primarily includes contributions from non-controlling interests in Consolidated Funds of $4.9 million partially offset by $(0.1) million of distributions to non-controlling interests in ZGP.

The Company’s net cash provided by financing activities was $74.8 million for the three months ended March 31, 2016. This amount primarily includes net proceeds from the Business Combination of $73.5 million and proceeds from the issuance of notes payable of $1.3 million.

Future Sources and Uses of Liquidity

The Company’s current sources of liquidity are (1) cash on hand, (2) cash flows from operations, including management fee income and incentive income and (3) realizations on its investments in ZAIS Managed Entities. ZAIS believes that these sources of liquidity will be sufficient to fund the Company’s working capital requirements and to meet the Company’s current commitments. The Company’s primary liquidity needs will be comprised of cash to (1) fund the Company’s operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business, including the expansion of ZAIS Group’s CLO management business, which has become more capital-intensive in light of current European Union and United States risk retention rules; (3) fund ZAIS Group’s potential commitments to new funds that it may advise; (4) provide capital to facilitate its expansion into businesses that are complimentary to ZAIS Group’s existing investment management business; and (5) pay income taxes.

Contractual Obligations

The following table summarizes our contractual cash obligations as of March 31, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods:

	2016	2017 - 2018	2019 - 2020	2021 - Thereafter	Total
	(dollars in thousands)
Notes Payable (1)	$—	$1,250	$—	$—	$1,250
Estimated interest on notes payable (1)	6	2	—	—	8
Operating leases (2)	685	712	—	—	1,397
Total Contractual Obligations	$691	$1,964	$—	$—	$2,655

(1)	Represents the expected future principal and interest payments on our Notes Payable issued to underwriters in conjunction with the closing of the Business Combination. Interest is based on the applicable federate rate as published by the Internal Revenue Service (“AFR”) in effect as of March 31, 2016.

(2)	Presents the minimum rental payments required under operating leases for office space.

Gain Contingencies

On April 7, 2016 the Company received notification from one of its insurance providers that the Company’s claim for reimbursement of certain legal costs relating to a formal regulatory inquiry had been approved. The total approved claim reimbursement for all legal costs incurred in excess of the $0.5 million deductible was approximately $0.7 million. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.5 million of the insurance reimbursements receivable has been recorded to other income (expense) in the consolidated statements of total comprehensive income (loss) for the portion that related to the costs incurred for the year ended December 31, 2015 in excess of the Company’s insurance deductible and a corresponding amount has been recorded to other assets in the consolidated statements of financial position. The Company also recorded approximately $0.2 million of the insurance reimbursements receivable to other assets and a corresponding amount to other liabilities in the consolidated statements of financial position for the portion that related to legal bills received for the three months ended March 31, 2016. At March 31, 2016, approximately $0.7 million of insurance reimbursements receivable noted above is included in other assets in the consolidated statements of financial position.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require the Company to make significant judgments, estimates or assumptions that affect amounts reported in its consolidated financial statements or the notes thereto. The Company bases its judgments, estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q for a description of the Company’s critical accounting policies.

Recent Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to the Company’s consolidated financial statements incorporated by reference in this Form 10-Q for a description of recent accounting pronouncements and their impact on the Company.

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliation of the Company’s GAAP net income to its non-GAAP financial measure of net income (excluding Consolidated Funds of ZAIS Group) for the periods presented in the Company’s MD&A:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Consolidated net income, net of tax (GAAP Net Income)	$(6,399)	$(5,336)
Addback: Elimination of net gain (loss) on investments	764	—
Addback: Expenses of Consolidated Funds	19	—
Net (gain) loss on Consolidated Funds’ investments	(1,517)	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(7,133)	$(5,336)

The following tables present the reconciliations of the Company’s GAAP pre-tax consolidated net income to its non-GAAP financial measures of Adjusted EBITDA for the periods presented in the Company’s MD&A:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Adjusted EBITDA - Non GAAP
Pre-tax Consolidated Net Income (loss) (GAAP pre-tax net income (loss))	$(6,394)	$(6,238)
Addback: Elimination of Net gain (loss) on investments	764	—
Addback: Expenses of Consolidated Funds	19	—
Net (gain) loss on Consolidated Funds’ investments	(1,517)	—
Addback: Compensation attributable to equity compensation	343	261
Addback: Severance costs	642	—
Addback: Depreciation and amortization	63	62
Adjusted EBITDA – Non-GAAP	$(6,080)	$(5,915)

Adjusted EBITDA Revenues

The following tables present the reconciliations of the components of Adjusted EBITDA revenues to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Management fee income – GAAP	$3,569	$3,753
Adjustment to management fee income (1)	—	—
Management fee income – Adjusted EBITDA Basis – Non- GAAP	$3,569	$3,753

Incentive income – GAAP	$152	$908
Adjustment to incentive income (1)	—	—
Incentive income – Adjusted EBITDA Basis – Non- GAAP	$152	$908

Other revenues – GAAP	$80	$31
Adjustment to Other revenues (1)	—	—
Other revenues – Adjusted EBITDA Basis – Non- GAAP	$80	$31

(1)	Adjustment to exclude the impact of eliminations of the Consolidated Funds.

Adjusted EBITDA Expenses

The following tables present the reconciliations of the components of Adjusted EBITDA expenses to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Compensation and benefits – GAAP	$9,007	$6,570
Adjustment to Compensation and benefits (1)	(985)	(261)
Compensation and benefits – Adjusted EBITDA Basis – Non- GAAP	$8,022	$6,309

Non-compensation expenses – GAAP	$3,273	$4,399
Adjustment to Non-compensation expenses (2)	(63)	(62)
Non-compensation expenses – Adjusted EBITDA Basis – Non- GAAP	$3,210	$4,337

(1)	Adjustment to exclude equity-based compensation and expense related to severance as management does not consider these expenses to be reflective of our operating performance.

(2)	Adjustment to exclude depreciation and amortization expense.

Adjusted EBITDA Other Income

The following table presents the reconciliation of the components of Adjusted EBITDA other income to the respective GAAP measure for the periods presented in this MD&A:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net gain (loss) on investments – GAAP	$(18)	$43
Adjustment to Net gain (loss) on investments (1)	764	—
Net gain (loss) on investments – Adjusted EBITDA Basis – Non- GAAP	$746	$43

(1)	Adjustment to exclude the impact of eliminations of the Consolidated Funds.

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

With regards to the Consolidated Funds, effective January 1, 2015 and subsequent to the adoption of ASU 2015-02, ZAIS Group now consolidates one ZAIS Managed Entity in which it has a majority ownership interest and, accordingly, changes in fair value of the Consolidated Fund could have a material impact on the Company’s allocable share of consolidated net income (loss) of those funds.

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

Market Risk

Market risk is monitored on an ongoing basis by the ZAIS Group risk management group that conducts monthly stress tests for the asset types held within certain of our funds and separately managed accounts using five scenarios — base, modest upside, strong upside, modest downside and severe downside risk scenarios. At March 31, 2016, the severe downside market stress scenario shows that the three year annualized downside return would be (4.99)%.

A (4.99)% decline in the fair market value of the AUM for ZAIS Managed Entities at March 31, 2016 would impact ZAIS Group’s management fee income by approximately $(0.3) million. A decline in the fair market value of the AUM for ZAIS Group’s structured vehicles at March 31, 2016 would not impact ZAIS Group’s management fee income because the management fee on these vehicles is based on notional par value, not market value except in the case where assets may be distressed or defaulted in which case the trustee would price these respective assets at the lower of the market value or their expected recovery rate provided by the rating agencies.

Investments in ZAIS Managed Entities

In 2015, ZAIS Group committed approximately $56 million to be invested in two ZAIS Managed Entities, of which approximately $25.5 million had been funded through March 31, 2016. These investments differ from other risks because ZAIS Group is exposed to the direct risk of loss of principal versus a decline in AUM and resultant lower management fees. Both of these investments are in ZAIS Managed Entities which employ a high degree of financial leverage (either directly or indirectly through its underlying investments) and carry first loss risk. The estimated risk of loss for these investments in a severe market downturn could reach as high as (90)% or approximately $(23.0) million (based on amounts funded through March 31, 2016). ZAIS Group also holds general partner investments in certain ZAIS Managed Entities which are also exposed to direct risk of loss of principal.

Exchange Rate Risk

Certain of ZAIS Managed Entities hold investments denominated in non-U.S. dollar currencies which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. However, our foreign currency exposure is hedged with forward foreign exchange contracts which substantially offset the risk of foreign currency movements against the U.S. dollar. We estimate that as of March 31, 2016, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which certain of ZAIS Managed Entities have exposure to exchange rates would impact the asset values of these entities in the aggregate of plus or minus 0.034% and would not significantly impact our management fees.

Interest Rate Risk

Certain of ZAIS Managed Entities have financing arrangements and hold credit instruments that accrue interest at variable rates linked to LIBOR. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of March 31, 2016, we estimate that the net effect on the net asset value of certain ZAIS Managed Entities would be a decline of approximately (0.0029)% which would not significantly impact our management fees.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2016 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II − OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 10, 2016. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no identified material changes in the risk factors in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On March 1, 2016, the Company’s Compensation Committee approved a retention payment of $900,000 to Howard Steinberg, the Company’s General Counsel, which was paid on March 15, 2016.

The Company has established August 2, 2016 as the date of the Company's 2016 Annual Meeting of Stockholders ("2016 Annual Meeting"). Stockholders who wish to have a proposal considered for inclusion into the Company's proxy statement, to bring business before the 2016 Annual Meeting, or to nominate a person for election at the 2016 Annual Meeting, must submit such proposal to the secretary of the Company no later than the close of business on May 16, 2016

Item 6. Exhibits.

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
Donna Blank
Chief Financial Officer
Date: May 10, 2016

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Employment Agreement, dated as of December 15, 2015, between ZAIS Group, LLC and Gregory Barrett.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

