Form 10-Q
period 2016-06-30
ZAIS Group Holdings, Inc.
filed 2016-08-09
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 9, 2016, 13,900,917 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)

	June 30, 2016	December 31, 2015

Assets
Cash and cash equivalents	$32,064	$44,351
Income and fees receivable	1,655	2,529
Investments, at fair value	—	8,169
Investments in affiliates, at fair value	5,207	5,242
Due from related parties	1,382	748
Prepaid expenses	1,946	776
Other assets	301	310
Fixed assets, net	422	544
Assets of Consolidated Funds
Cash and cash equivalents	—	33
Investments, at fair value	44,201	30,509
Total Assets	$87,178	$93,211

Liabilities and Equity
Liabilities
Notes payable	$1,259	$1,255
Compensation payable	4,303	3,575
Due to related parties	142	175
Fees payable	2	756
Other liabilities	798	1,546
Liabilities of Consolidated Funds
Other liabilities	101	101
Total Liabilities	6,605	7,408

Commitments and Contingencies (Note 12)

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 13,900,917 and 13,870,917 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	—	—
Additional paid-in capital	61,965	60,817
Retained earnings (Accumulated deficit)	(22,715)	(13,805)
Accumulated other comprehensive income (loss)	24	158
Total stockholders’ equity, ZAIS Group Holdings, Inc.	39,275	47,171
Non-controlling interests in ZAIS Group Parent, LLC	19,689	23,716
Non-controlling interests in Consolidated Funds	21,609	14,916
Total Equity	80,573	85,803
Total Liabilities and Equity	$87,178	$93,211

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015 (1)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015 (1)
Revenues
Management fee income	$3,571	$4,081	$7,140	$7,834
Incentive income	143	1,213	295	2,121
Other revenues	79	106	159	137
Total Revenues	3,793	5,400	7,594	10,092
Expenses
Compensation and benefits	7,999	7,361	17,006	13,931
General, administrative and other	2,950	4,764	6,160	9,101
Depreciation	64	146	127	208
Expenses of Consolidated Funds	29	—	48	—
Total Expenses	11,042	12,271	23,341	23,240
Other income (loss)
Net gain (loss) on investments	55	2	37	45
Other income (expense)	87	9	692	5
Net gains (losses) of Consolidated Funds’ investments	2,176	—	3,693	—
Total Other Income (Loss)	2,318	11	4,422	50
Income (loss) before income taxes	(4,931)	(6,860)	(11,325)	(13,098)
Income tax (benefit) expense	4	(1,682)	9	(2,584)
Consolidated net income (loss), net of tax	(4,935)	(5,178)	(11,334)	(10,514)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(147)	291	(201)	483
Total Comprehensive Income (Loss)	$(5,082)	$(4,887)	$(11,535)	$(10,031)
Allocation of Consolidated Net Income (Loss), net of tax
Non-controlling interests in Consolidated Funds	$1,052	$—	$1,786	$—
Stockholders’ equity, ZAIS Group Holdings, Inc.	(4,076)	(2,947)	(8,910)	(3,769)
Non-controlling interests in ZAIS Group Parent, LLC	(1,911)	(2,231)	(4,210)	(6,745)
	$(4,935)	$(5,178)	$(11,334)	$(10,514)
Allocation of Total Comprehensive Income (Loss)
Non-controlling interests in Consolidated Funds	$1,052	$—	$1,786	$—
Stockholders’ equity, ZAIS Group Holdings, Inc.	(4,174)	(2,753)	(9,044)	(3,448)
Non-controlling interests in ZAIS Group Parent, LLC	(1,960)	(2,134)	(4,277)	(6,583)
	$(5,082)	$(4,887)	$(11,535)	$(10,031)

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.29)	$(0.21)	$(0.64)	$(0.47)
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.29)	$(0.21)	$(0.64)	$(0.53)

Weighted average shares of Class A common stock outstanding:
Basic	13,892,016	13,870,917	13,881,466	8,046,665 (3)
Diluted(2)	20,892,016	20,870,917	20,881,466	15,046,665 (3)

(1)	Subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, the majority of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated. Additionally, subsequent to the filing of the June 30, 2015 and September 30, 2015 10-Q’s, in December 2015 additional interpretations of ASU 2015-02 became available to the Company. As a result of these new interpretations, the Company reviewed its previous conclusions and determined that additional entities should be deconsolidated. There was no impact on the income (loss) allocated to ZAIS Group Holdings, Inc. Stockholders Equity as a result of this adoption. The June 30, 2015 figures above reflect the consolidated results of the Company for the three and six months ended June 30, 2015, subsequent to the adoption of ASU 2015-02.

(2)	Number of diluted shares outstanding for periods after the Business Combination (as defined in Note 1) takes into account non-controlling interests in ZAIS Group Parent, LLC that may be exchanged for Class A common stock under certain circumstances.

(3)	Pro-rated based on the portion of the period preceding and following the Business Combination.

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Equity and Non-controlling Interests (Unaudited)
(Dollars in thousands except share amounts)

	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2015	13,870,917	$1	20,000,000	$-	$60,817	$(13,805)	$158	$23,716	$14,916	$85,803

Vesting of RSUs	30,000	-	-	-	-	-	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,907	4,907
Capital distributions	-	-	-	-	-	-	-	(284)	-	(284)
Equity-based compensation charges	-	-	-	-	1,118	-	-	564	-	1,682
Consolidated net income (loss)	-	-	-	-	-	(8,910)	-	(4,210)	1,786	(11,334)
Rebalancing of ownership between the Company and non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	30	-	-	(30)	-	-
Other comprehensive income (loss)	-	-	-	-	-	-	(134)	(67)	-	(201)
June 30, 2016	13,900,917	$1	20,000,000	$-	$61,965	$(22,715)	$24	$19,689	$21,609	$80,573

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015

Cash Flows from Operating Activities
Consolidated net income (loss)	$(11,334)	$(10,514)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation	127	208
Net (gain) loss on investments	(37)	(45)
Non-cash equity-based compensation	1,682	1,941
Interest expense on notes payable	4	2
Operating cash flows due to changes in:
Income and fees receivable	874	8,714
Due from related parties	(634)	(79)
Prepaid expenses	(1,170)	(625	)(2)
Other assets	(1)	79
Deferred tax asset	—	(2,603)
Compensation payable	728	(4,516)
Due to related parties	(33)	142
Fees payable	(754)	57	(2)
Other liabilities	(748)	10	(2)
Consolidated Funds related items:
Purchases of investments in affiliated securities	(10,000)	—	(1)
Change in unrealized (gain) loss on investments	(3,693)	—	(1)
Change in cash and cash equivalents	33	—	(1)
Net Cash Provided by (Used in) Operating Activities	(24,956)	(7,229)

Cash Flows from Investing Activities
Purchases of fixed assets	(17)	(131)
Distributions from investments in affiliates	87	17
Purchases of investments	(11)	—
Proceeds from sales of investments	8,174	—
Net Cash Provided by (Used in) Investing Activities	8,233	(114)

Cash Flows from Financing Activities
Net proceeds from Business Combination	—	73,516
Ending cash at HF2 Financial Management, Inc.	—	2	(2)
Proceeds from issuance of notes payable	—	1,250
Contributions from non-controlling interests in Consolidated Funds	4,907	—
Distributions to non-controlling interests in ZGP	(284)	(374)
Net Cash Provided by (Used in) Financing Activities	4,623	74,394

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	(187)	483
Net increase (decrease) in cash and cash equivalents	(12,287)	67,534
Cash and cash equivalents, beginning of period	44,351	7,664
Cash and cash equivalents, end of period	$32,064	$75,198

(1)	Subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, the majority of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated. Additionally, subsequent to the filing of the June 30, 2015 and September 30, 2015 10-Q’s, in December 2015 additional interpretations of ASU 2015-02 became available to the Company. As a result of these new interpretations, the Company reviewed its previous conclusions and determined that additional entities should be deconsolidated. There was no impact on the income (loss) allocated to ZAIS Group Holdings, Inc. Stockholders Equity as a result of this adoption. The June 30, 2015 figures above reflect the consolidated results of the Company for the six months ended June 30, 2015, subsequent to the adoption of ASU 2015-02.

(2)	Amounts have been adjusted to conform to current period presentation.

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

ZAIS Group is an investment advisor registered with the SEC under the Investment Advisors Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles and ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including bank loans, corporate credit instruments such as collateralized debt obligations (“CDOs”), collateralized loan obligations (together with CDOs referred to as “CLOs”) and various securities and instruments backed by these asset classes. ZAIS Group had approximately $3.949 billion of assets under management (“AUM”) as of June 30, 2016. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

The Company’s primary sources of revenues are (i) management fee income, which is based predominantly on the AUM of the ZAIS Managed Entities (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities and (iii) income of the consolidated ZAIS Managed Entities (the “Consolidated Funds”) which is based on the income generated from the portfolios of the Consolidated Funds, a portion of which is allocated to non-controlling interests in Consolidated Funds. There was no income (loss) in the current or prior year relating to the Consolidated Funds. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds is eliminated in consolidation.

On March 20, 2015, ZAIS made a decision to terminate the business operations of its Shanghai subsidiary. ZAIS Group ceased conducting regular business activities in Shanghai and the office is now closed. Final clearance from the relevant government authorities on the plan of liquidation is expected in the second half of 2016.

Recapitalization as a Result of a Business Combination

On October 5, 2012, HF2 Financial Management Inc. (“HF2”) was formed as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities. On September 16, 2014, HF2 entered into an Investment Agreement, as defined in the Closing 8-K, with ZGP and the members of ZGP (including Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties, collectively, the “ZGP Founder Members”), under which HF2 agreed to contribute cash to ZGP in exchange for newly issued Class A Units of ZGP (“Class A Units”) representing a majority financial interest in ZGP (the “Business Combination”) and to cause the transfer of all of its outstanding shares of Class B Common Stock, par value $0.000001 (the “Class B Common Stock”) to the ZGP Founder Members. All Class B Common Stock was then immediately deposited into a newly created irrevocable voting trust (the “ZGH Class B Voting Trust”), of which Mr. Zugel is the sole trustee. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of consolidated net income (loss).

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

Segment Reporting

The Company currently is comprised of one reportable segment, the investment management segment, and substantially all of the Company’s operations are conducted through this segment. The investment management segment provides investment advisory and asset management services to the ZAIS Managed Entities.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 428) (“ASU 2016-02”). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. Adoption of ASU 2016-02 is not expected to have a material effect on the Company's consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The objective of the guidance is to simplify several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  The update is effective for interim and annual periods beginning after December 15, 2016 with early adoption permitted.  Adoption of ASU 2016-09 is not expected to have a material effect on the Company's consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), Deferral of the Effective Date (“ASU 2015-14”). This ASU amends the effective date of ASU 2014-09 for all entities by one year. In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660) (“ASU 2014-09”), which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard clarifies the required factors that an entity must consider when recognizing revenue and also requires additional disclosures. With the issuance of ASU 2015-14 the new effective date for the Company is January 1, 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.  The Company is currently still evaluating the impact of adopting ASU 2015-14.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-04) Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued.  If conditions or events indicate it is probable that an entity will be unable to meet its obligations as they become due within one year after the financial statements are issued, the update requires additional disclosures.  The update is effective for periods beginning after December 15, 2016 with early adoption permitted.  Adoption of ASU 2014-15 is not expected to have a material effect on the Company's consolidated financial statements.

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

3. Investments in Affiliates

The Company applied the fair value option to its interests in the ZAIS Managed Entities that are not consolidated, and would have otherwise been subject to the equity or historical cost methods of accounting. The Company believes that the fair value of these investments is more indicative of the Company’s financial position than historical cost. At June 30, 2016 and December 31, 2015, the fair value of these investments was approximately $5,207,000 and $5,242,000, respectively. For the three months ended June 30, 2016 and June 30, 2015, the Company recorded an unrealized gain (loss) of approximately $25,000 and $2,000, respectively, associated with the investments still held at the end of each respective period. For the six months ended June 30, 2016 and June 30, 2015, the Company recorded an unrealized gain (loss) of approximately $(22,000) and $25,000, respectively, associated with the investments still held at the end of each respective period. Such amounts are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

At June 30, 2016 and December 31, 2015, no equity investment, individually or in the aggregate, held by the Company exceeded 10% of the total consolidated assets or income. As such, the Company did not present separate or summarized financial statements for any of its investees.

4. Fair Value of Investments

ASC 820 Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements under U.S. GAAP. Specifically, this guidance defines fair value based on exit price, or the price that would be received upon the sale of an asset or the transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value under U.S. GAAP represents an exit price in the normal course of business, not a forced liquidation price. If the Company was forced to sell assets in a short period to meet liquidity needs, the prices it receives could be substantially less than their recorded fair values.

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

Collateralized Loan Obligation – Warehouse

A Collateralized Loan Obligation Warehouse (the "CLO - Warehouse") was organized for the purpose of holding syndicate bank loans, also known as leveraged loans, during the warehouse period of an impending collateralized loan obligation vehicle.  During the warehouse period, the CLO - Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle closes; at this time the underlying assets held by the CLO - Warehouse are securitized into a collateralized loan obligation vehicle.

The fair value of the CLO - Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing cost) to the CLO - Warehouse equity contribution made by the Consolidated Funds, unless ZAIS Group determines that the securitization period will not be achieved, in which case, the fair value of the CLO - Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with ZAIS Group’s valuation policy and procedures.  The net excess spread was 10.5% and 1.7% as of June 30, 2016 and December 31, 2015, respectively. CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of the CLO - Warehouse are reported in net gains (losses) of Consolidated Funds’ investments in the consolidated statements of comprehensive income (loss). Upon closing of the CLO, all assets held in the CLO – Warehouse are transferred into the collateralized loan obligation vehicle and the gain / (loss) on those assets is realized.

Investment in Affiliates

Under U.S. GAAP, the Company is permitted, as a practical expedient, to estimate the fair value of its investments in other investment companies using the NAV (or its equivalent) of the related investment company. Accordingly, the Company utilizes the practical expedient in valuing its investments in the unconsolidated ZAIS Managed Entities, which is an amount equal to the sum of the Company’s proportionate interest in the capital accounts of the affiliated funds at fair value. The fair value of the assets and liabilities of the ZAIS Managed Entities are determined by the Company in accordance with its valuation policies described above. Pursuant to ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2015-07”), the Company no longer is required to categorize these investments within the fair value hierarchy. The resulting net gains or losses on investments are included in net gain (loss) on investments in the consolidated statements of comprehensive income (loss).

At June 30, 2016 and December 31, 2015, the Company held investments in five unconsolidated ZAIS Managed Entities. The valuation of the investments in these entities represents the amount the Company would receive at June 30, 2016 and December 31, 2015, respectively, if it were to liquidate its investments in these entities. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective entities’ operative agreements.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at June 30, 2016:

	June 30, 2016
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates, at net asset value	$—	$—	$—	$5,207
Investments, at fair value
CLO – Warehouse	—	—	44,201	44,201
Total investments, at fair value	—	—	44,201	44,201
Total assets, at fair value	$—	$—	$44,201	$49,408

  The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels at December 31, 2015:

	December 31, 2015
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value
Investments in affiliates, at net asset value	$—	$—	$—	$5,242
Investments, at fair value
Short term high investment grade mutual funds	8,169	—	—	8,169
CLO – Warehouse	—	—	30,509	30,509
Total investments, at fair value	8,169	—	30,509	38,678
Total assets, at fair value	$8,169	$—	$30,509	$43,920

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the six months ended June 30, 2016:

	June 30, 2016
	( Dollars in thousands )
	Beginning Balance January 1, 2016	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance June 30, 2016	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at June 30, 2016
CLO - Warehouse	$30,509	$10,000	$—	$3,692	$—	$44,201	$3,692
Total investments, at fair value	$30,509	$10,000	$—	$3,692	$—	$44,201	$3,692

The following table summarizes the changes in the Company’s Level 3 assets and liabilities for the year ended December 31, 2015:

	December 31, 2015
	( Dollars in thousands )
	Beginning Balance January 1, 2015	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance December 31, 2015	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2015
CLO - Warehouse	$—	$30,000	$—	$509	$—	$30,509	$509
Total investments, at fair value	$—	$30,000	$—	$509	$—	$30,509	$509

The Company’s policy is to record transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period.

There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2016 and the year ended December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, the Company has determined that ZAIS Group is the primary beneficiary of ZAIS Zephyr A-6, LP, which is consolidated in these unaudited consolidated financial statements. ZAIS Group is the primary beneficiary since it is deemed to have (i) the power to direct activities of the entity that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

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

The Company determined that it is not the primary beneficiary of CLO – Warehouses, which are VIEs, because the financing entity must approve all significant financing requests and, as a result, the Company does not have the power to direct activities of the entity that most significantly impacts its economic performance.

The following table presents the assets and liabilities of entities that are VIEs, and consolidated by the Company on a gross basis prior to eliminations due to consolidation at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	Funds	Funds
	(Dollars in thousands)
Assets
Assets of Consolidated Funds
Cash and cash equivalents	$—	$33
Investments, at fair value	44,201	30,509
Total Assets	$44,201	$30,542

Liabilities
Liabilities of Consolidated Funds
Other liabilities	$101	$101
Total Liabilities	$101	$101

The assets presented in the table above belong to the investors in the applicable entity, are available for use only by the entity to which they belong and are not available for use by the Company. The Consolidated Funds have no recourse to the general credit of ZAIS Group with respect to any liability.

ZAIS Group has a minimal direct ownership, if any, in the non-consolidated entities that are VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fees and incentive income that has been earned and accrued, as well as any direct equity ownership in the VIEs. The Company did not hold any material variable interests in unconsolidated VIEs at June 30, 2016 or December 31, 2015.

6. Management Fee Income and Incentive Income

ZAIS Group earns management fees for funds and accounts, monthly, quarterly or annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned for the CLOs, annually, are generally based on the par value of the collateral and cash held in the CLOs. Management fees earned by ZAIS Group from ZFC REIT, annually, are based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC (“ZAIS REIT Management”) and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT is paid to holders of Class B interests in ZAIS REIT Management and is recorded on a gross basis and included in management fee income on the consolidated statements of comprehensive income (loss). This income is allocated to the holders of Class B interests in ZAIS REIT Management which is included in non-controlling interest in ZAIS Group Parent, LLC.

ZAIS REIT Management, a majority owned subsidiary of ZAIS Group, is the external investment advisor to ZFC REIT. On April 7, 2016, ZFC REIT announced that it had entered into an agreement and plan of merger (the “Merger Agreement”). In connection with the Merger Agreement, ZAIS REIT Management entered into a termination agreement (the “Termination Agreement”), whereby the current advisory agreement under which ZAIS REIT Management receives management fees from ZFC REIT will be terminated upon closing of the ZFC REIT merger and ZAIS REIT Management will receive a termination fee in the amount of $8,000,000. In the event that the Merger Agreement is terminated prior to the consummation of the transaction, the Termination Agreement will automatically terminate and be of no further effect.

In addition to the management fee income mentioned above, subordinated management fees may be earned from CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. The subordinated management fee is an additional payment for the same collateral management service, but has a lower priority in the CLOs’ cash flows. The subordinated management fee is contingent upon the economic performance of the respective CLO assets. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee income when collection is reasonably assured and all related contingencies have been removed.

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

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2016 and June 30, 2015. June 30, 2015 amounts have been adjusted to conform to current period presentation:

		Three Months Ended June 30, 2016
		(Dollars in thousands)
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.25%	$2,373	$—	$2,373
CLO’s	0.15% - 0.50%	425	—	425
ZFC REIT	1.50%	773	—	773
Total		$3,571	$—	$3,571

Incentive Income (1)
Funds and accounts	10% - 20%	$143	$—	$143
CLO’s	20%	—	—	—
Total		$143	$—	$143

		Three Months Ended June 30, 2015
		(Dollars in thousands)
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.25%	$2,942	$—	$2,942
CLO’s	0.15% - 0.50%	285	—	285
ZFC REIT	1.50%	854	—	854
Total		$4,081	$—	$4,081
Incentive Income (1)
Funds and accounts	10% - 20%	$1,213	$—	$1,213
CLO’s	20%	—	—	—
Total		$1,213	$—	$1,213

		Six Months Ended June 30, 2016
		(Dollars in thousands)
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.25%	$4,769	$—	$4,769
CLO’s	0.15% - 0.50%	830	—	830
ZFC REIT	1.50%	1,541	—	1,541
Total		$7,140	$—	$7,140
Incentive Income (1)
Funds and accounts	10% - 20%	$295	$—	$295
CLO’s	20%	—	—	—
Total		$295	$—	$295

		Six Months Ended June 30, 2015
		(Dollars in thousands)
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.25%	$5,977	$—	$5,977
CLO’s	0.15% - 0.50%	429	—	429
ZFC REIT	1.50%	1,428	—	1,428
Total		$7,834	$—	$7,834
Incentive Income (1)
Funds and accounts	10% - 20%	$1,248	$—	$1,248
CLO’s	10% - 20%	873	—	873
Total		$2,121	$—	$2,121

(1)	Incentive income earned for certain of the ZAIS Managed Entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entities’ operative agreement.

The management fee income amounts above are net of management fee credits of $(50,000) and $(39,000) for the three months ended June 30, 2016 and June 30, 2015, respectively. The management fee income amounts above are net of management fee credits of $(104,000) and $(104,000) for the six months ended June 30, 2016 and June 30, 2015, respectively. The incentive income amounts above are net of incentive income credits of $0 and $(59,000) for the three months ended June 30, 2016 and June 30, 2015, respectively. The incentive income amounts above are net of incentive income credits of $0 and $(59,000) for the six months ended June 30, 2016 and June 30, 2015, respectively.

At June 30, 2016, approximately $1,646,000 and $9,000 were accrued for management fee income and incentive income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition. At December 31, 2015, approximately $1,670,000 and $859,000 were accrued for management fee income and incentive income, respectively but not received, and included in income and fees receivable in the consolidated statements of financial condition.

7. Debt Obligations

Notes Payable

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrue interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 17, 2017. The notes were issued in lieu of paying certain underwriting costs at the closing of the Business Combination and, accordingly, treated as a direct cost attributable to the Business Combination and capitalized to equity. The Company accrued interest on the notes for the three and six months ended June 30, 2016 and June 30, 2015, which is included in other income (expense) in the consolidated statements of comprehensive income (loss).

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

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applies to approximately 60 employees of ZAIS Group who have an annual base salary of less than $300,000. The purpose of the Retention Payment Plan is to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group is not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees are entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remains employed by ZAIS Group on such dates. The aggregate amount of retention payments that may be paid to all participants under the Retention Payment Plan is approximately $4.5 million. All payments under the Retention Payment Plan will be amortized equally over the required service period ending on each of the three payment dates discussed above. In the event an award is forfeited pursuant to the terms of a respective Retention Payment Plan agreement, the corresponding accruals will be reversed. In addition, on March 1, 2016, the Compensation Committee of the Board of Directors of ZAIS approved a retention payment of $900,000 to Howard Steinberg, the Company's General Counsel, which was paid on March 15, 2016 and is included in compensation and benefits in the consolidated statements of comprehensive income (loss) for the six months ended June 30, 2016.

ZAIS Group has entered into agreements with certain of its employees whereby certain employees and former employees have been granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities (referred to as “Points”).

In 2013, ZAIS Group established the Income Unit Plan. Under the Income Unit Plan, certain employees were entitled to receive a fixed percentage of ZAIS Group’s distributable income, as defined in the Income Unit Plan agreement. Pursuant to the terms of the Income Unit Plan, a payout of 85% of the estimated award was made in December of the applicable performance year and the remaining balance was payable within 30 days of the issuance of ZAIS Group’s audit report for the prior year. An employee must have been actively employed by ZAIS Group on each scheduled payment date to have received their relevant payment. The Income Unit Plan was terminated effective December 31, 2014.

On March 8, 2016, the Company commenced a reduction in force and other restructuring which has resulted in a decrease of 23 employees of ZAIS Group. The Company has incurred total severance charges in the amount of approximately $762,000 as of June 30, 2016. The Company immediately recognized all severance expense for employees who were not required to provide services or those employees who were not being retained beyond the 60 day notification period. Conversely, for all employees who were required to provide services or those who were retained beyond the 60 day notification period, the related severance expense was amortized equally over the required service period.

The following table presents a detailed breakout of compensation expense recorded for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Salaries	$2,593,000	$3,486,000	$5,873,000	$7,015,000
Bonus	3,502,000	666,000	7,400,000	2,229,000
Points	—	32,000	—	32,000
Commissions	3,000	30,000	3,000	45,000
Income Unit Plan	—	—	—	198,000
Equity-Based Compensation	1,339,000	1,616,000	1,682,000	1,878,000
Severance	119,000	974,000	762,000	974,000
Payroll taxes and benefits	443,000	557,000	1,286,000	1,560,000
Total compensation and benefits	$7,999,000	$7,361,000	$17,006,000	$13,931,000

Equity-Based Compensation

In conjunction with the closing of the Business Combination on March 17, 2015, ZGP authorized 1,600,000 Class B-0 Units eligible to be granted to certain employees of ZAIS Group. The Class B-0 Units are subject to a two year cliff-vesting provision, whereby all Class B-0 Units granted to an employee will be forfeited if the employee resigns or is terminated prior to the two year anniversary of the closing of the Business Combination. Subsequent to the two year anniversary of the Business Combination, an employee will only forfeit vested Class B-0 Units if the employee is terminated for cause. The Class B-0 Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B-0 Units vest. Upon vesting the Class B-0 Units will have the same rights as Class A Units of ZGP and are exchangeable on a one for one basis for Class A common shares subject to the restrictions set forth in the Exchange Agreement included in the Closing 8-K. In accordance with ASC 718, Compensation - Stock Compensation, the Company is measuring the compensation expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This compensation expense will be amortized equally over the two-year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date.

The following table presents the unvested Class B-0 Units’ activity during the six months ended June 30, 2016:

	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2015	1,337,486	$9.67
Granted	100,000	6.34
Forfeited	(305,273)	9.70
Vested	—	—
Balance at June 30, 2016	1,132,213	$9.36

The total compensation expense expected to be recognized in all future periods associated with the Class B-0 Units is $3,704,000 at June 30, 2016, which is expected to be recognized over the remaining weighted average period of 0.71 years. The Company recorded compensation expense of $1,296,000 and $1,567,000 related to the Class B-0 Units for the three months ended June 30, 2016 and June 30, 2015, respectively. The Company recorded compensation expense of $1,566,000 and $1,829,000 related to the Class B-0 Units for the six months ended June 30, 2016 and June 30, 2015, respectively. During the three months ended March 31, 2016, the Company increased its forfeiture estimate from 8% to 29.6%. This increase includes approximately a 17.2% increase relating to the reduction in force announced in the Company’s Current Report on Form 8-K filed on March 8, 2016 and approximately a 4.4% increase relating to the change in management’s estimated forfeitures based on actual forfeitures since the grant date. The cumulative impact of the increase in estimated forfeitures of $(983,000) was recognized as a reduction in compensation and benefits for the six months ended June 30, 2016. The expense relating to the Class B-0 Units is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

Pursuant to ZAIS’s 2015 Stock Incentive Plan, non-employee directors of ZAIS receive restricted stock units (“RSUs”) as a component of compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or distributions from ZAIS or other material rights until such RSUs vest. The RSUs vest in full on the one-year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, Compensation - Stock Compensation, the Company is measuring the expense associated with these awards based on the fair value on the grant date adjusted for estimated forfeitures. This expense is being amortized equally over the one-year vesting period and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date.

The following table presents the unvested RSU activity during the six months ended June 30, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at December 31, 2015	30,000	$9.85
Granted	30,942	3.22
Forfeited	—	—
Vested	(30,000)	9.85
Balance at June 30, 2016	30,942	$3.22

The total expense expected to be recognized in all future periods associated with the RSUs, considering estimated forfeitures of 0%, is $81,000 at June 30, 2016, which is expected to be recognized over the remaining weighted average period of 0.81 years. The Company recorded expense of $43,000 and $49,000 related to the RSUs for the three months ended June 30, 2016 and June 30, 2015, respectively. The Company recorded expense of $116,000 and $49,000 related to the RSUs for the six months ended June 30, 2016 and June 30, 2015, respectively. The expense relating to these RSUs is included in compensation and benefits on the consolidated statements of comprehensive income (loss).

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

The Company recorded income tax expense of $4,000 and $9,000 for the three and six months ended June 30, 2016, respectively, related solely to foreign taxes. The Company recorded income tax (benefit) of $(1,682,000) and $(2,584,000) for the three and six months ended June 30, 2015, respectively, related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations, as well as foreign taxes payable to jurisdictions outside the U.S. related to the Company’s foreign subsidiaries.

The following is a reconciliation of the U.S. statutory federal income tax to the Company’s effective tax. As a result of the variations each quarter in the relationship between pre-tax income and income tax expense, the Company utilizes the actual effective tax rate for each interim period being presented to calculate the tax expense.

	Three Months Ended June,		Six Months Ended June,
	2016	2015	2016	2015

Income tax (benefit) expense at the U.S. federal statutory income tax rate	$(1,676,000)	(2,401,000)	(3,850,000)	(4,584,000)

State and local income tax, net of federal benefit	(242,000)	(291,000)	(529,000)	(373,000)
Foreign tax	4,000	353,000	9,000	20,000
Effect of permanent differences	56,000	—	58,000	—
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	(358,000)	—	(607,000)	—
Income attributable to non-controlling interests in ZGP not subject to tax	649,000	657,000	1,430,000	2,353,000
Valuation allowance	1,571,000	—	3,498,000	—
Total	4,000	(1,682,000)	9,000	(2,584,000)

The Company’s effective tax for the periods presented above includes a rate benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal and state income tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the equity holders owning such non-controlling interests in ZAIS subsidiaries. For the three and six months ended June 30, 2016, the net effective tax represents the taxes accrued related to the Company’s operations in jurisdictions outside the U.S. as a full valuation allowance has been established on the tax benefit related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations. For the three and six months ended June 30, 2015, the net effective tax represents a tax benefit related to the Company’s operations in jurisdictions outside the U.S. as well as a tax benefit related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the accompanying consolidated statements of financial condition. These temporary differences result in taxable or deductible amounts in future years.

As of June 30, 2016, the Company had total deferred tax assets of $7,800,000 related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations. As of December 31, 2015, the Company had total deferred tax assets of $4,301,000 related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations. Additionally at June 30, 2016 and December 31, 2015, the Company had deferred tax assets of $767,000, respectively, related to ZAIS’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. The Company has established a full valuation allowance on the deferred tax asset as of June 30, 2016 and December 31, 2015.

As of June 30, 2016, the Company has estimated federal and state income tax net operating loss carryforwards of $16,729,000 which will expire as follows:

2032	$1,000
2033	83,000
2034	122,000
2035	7,388,000
2036	9,135,000
Total	$16,729,000

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2016, the Company has determined that the most recent management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has recorded a book loss for the three and six months ended June 30, 2016 and it is anticipated that expenses will continue to exceed revenues in 2016. Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its deferred tax asset will be realized and the Company has continued to maintain the full valuation allowance against the deferred tax asset of as of June 30, 2016. The Company has recorded additional charges of $1,571,000 and $3,498,000 to our consolidated statements of comprehensive income (loss) relating to the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the three and six months ended June 30, 2016. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the three and six months ended June 30, 2016 and June 30, 2015, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the income tax (benefit) expense on the consolidated statements of comprehensive income (loss).

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

ZAIS Group invests in its subsidiaries and some of the ZAIS Managed Entities. Investments in subsidiaries and certain ZAIS Managed Entities that are consolidated are eliminated. Investments in certain ZAIS Managed Entities not consolidated are further described in Note 3.

ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CLOs and ZFC REIT) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees were approximately $18,854,000 and $30,949,000 at June 30, 2016 and June 30, 2015, respectively.

Additionally, certain ZAIS Managed Entities, with existing fee arrangements, have investments representing 100% of the equity tranche of ZAIS CLO 1, Limited. (“ZAIS CLO 1”) and ZAIS CLO 2, Limited. (“ZAIS CLO 2”). Therefore, ZAIS Group did not charge management fees or earn incentive income on ZAIS CLO 1 and ZAIS CLO 2. The total amounts of AUM that are not being charged fees were approximately $563,685,000 and $558,288,000 at June 30, 2016 and June 30, 2015, respectively.

From time to time, ZAIS Group may pay related party research and data services expenses directly to vendors, and subsequently invoice these costs to the respective ZAIS Managed Entities based upon certain criteria. At June 30, 2016 and December 31, 2015, approximately $1,266,000 and $650,000, respectively, was due to ZAIS Group from the ZAIS Managed Entities as a result of this arrangement. At June 30, 2016 and December 31, 2015, approximately $54,000 and $32,000, respectively, was due to ZAIS Group from the ZAIS Managed Entities and other related parties which were not as a result of this arrangement. These amounts are included in due from related parties in the consolidated statements of financial condition.

ZGP has entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Mr. Ramsey through RQSI, Ltd., an entity controlled by Mr. Ramsey, under the terms of which, among other things, Mr. Ramsey will provide consulting services to ZGP, ZAIS Group’s senior management team and ZAIS, as requested by ZAIS, from time to time during the 24-month period beginning on the closing of the Business Combination. Mr. Ramsey may not compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP will pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments. ZGP may terminate the Consulting Agreement for cause, as defined in the Consulting Agreement. The Company has recorded approximately $125,000 in expenses relating to the Consulting Agreement for each of the three months ended June 30, 2016 and June 30, 2015, respectively. The Company has recorded approximately $250,000 and $145,000 in expenses relating to the Consulting Agreement for the six months ended June 30, 2016 and June 30, 2015, respectively. The expense is included in general, administrative and other expenses in the consolidated statements of total comprehensive income.

ZAIS Group has agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group will utilize this information for trading futures in one of the ZAIS Managed Entities.

ZAIS Group has entered into a month to month lease agreement with an affiliate of RQSI, Ltd to jointly occupy our UK office. The agreement is terminable upon 30 days’ notice. While there is currently no charge associated with the lease, the total market value of the agreement is approximately $13,000 per month.

ZAIS Group is a party to a consulting agreement with Tracy Rohan, Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earned approximately $27,000 and $29,000 for her services for the three months ended June 30, 2016 and June 30, 2015, respectively. Ms. Rohan earned approximately $54,000 and $58,000 for her services for the six months ended June 30, 2016 and June 30, 2015, respectively. The expense is included in general, administrative and other expenses in the consolidated statements of total comprehensive income.

At June 30, 2016 and December 31, 2015, approximately $62,000 and $66,000 respectively, relating to employee loans were included in due from related parties in the consolidated statements of financial condition.

11. Fixed Assets

Fixed assets consist of the following:

	June 30, 2016	December 31, 2015
	( Dollars in thousands )
Office equipment	$3,098	$3,088
Leasehold improvements	838	853
Furniture and fixtures	572	574
Software	409	409
	4,917	4,924
Less accumulated depreciation	(4,495)	(4,380)
Total	$422	$544

For the three months ended June 30, 2016 and June 30, 2015, depreciation expense amounted to approximately $64,000 and $146,000, respectively. For the six months ended June 30, 2016 and June 30, 2015, depreciation expense amounted to approximately $127,000 and $208,000, respectively. The change in accumulated depreciation also includes the change in foreign currency spot rates for each respective period presented. The change in leasehold improvements also includes a $(15,000) reduction due to the translation of the functional currencies of our foreign subsidiaries.

12. Commitments and Contingencies

Capital Commitments

As of June 30, 2016, a portion of the proceeds of the Business Combination had been committed to expand existing product lines. Up to $51 million of equity capital has been committed to the Consolidated Fund, ZAIS Zephyr A-6, L.P., which would allow this Consolidated Fund to invest in ZAIS Group managed CLO vehicles and thereby satisfy the risk retention requirements for CLO managers under the Securities Exchange Act of 1934. As of June 30, 2016, approximately $20.5 million in capital has been contributed to the subsidiary.

Lease Obligations

ZAIS Group is obligated under operating lease agreements for office space in the New Jersey and London offices expiring through October 2017. The Company recognizes expense related to its operating leases on a straight-line basis over the lease term. Aggregate future minimum annual rental payments for the periods subsequent to June 30, 2016 are approximately as follows:

Period	Amount
( Dollars in thousands )
Six Months Ending December 31, 2016	$457
Ten Months Ending October 31, 2017	721
$1,178

Rent expense is recognized on a straight-line basis and is included in general, administrative and other in the consolidated statements of comprehensive income (loss). For the three months ended June 30, 2016 and June 30, 2015, rent expense amounted to approximately $263,000 and $282,000, respectively. For the six months ended June 30, 2016 and June 30, 2015, rent expense amounted to approximately $507,000 and $818,000, respectively.

Litigation

From time to time, ZAIS Group may become involved in various claims, formal regulatory inquiries and legal actions arising in the ordinary course of business. The Company discloses information regarding such inquiries if disclosure is required pursuant to accounting and financial reporting standards. While we are currently involved in a formal regulatory inquiry, in management’s opinion the matter is not appropriate for accrual or disclosure in the financial statements at June 30, 2016.

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

Gain Contingencies

On April 7, 2016 the Company received notification from one of its insurance providers that the Company’s claim for reimbursement of certain legal costs relating to a formal regulatory inquiry had been approved. The total approved claim reimbursement for all legal costs incurred in excess of the $500,000 deductible was approximately $703,000. Pursuant to the guidance under ASC 450, Contingencies – Gain Contingencies , approximately $545,000 of the insurance reimbursements receivable has been recorded to other income (expense) in the consolidated statements of total comprehensive income (loss) for the portion that related to the costs incurred for the year ended December 31, 2015 in excess of the Company’s insurance deductible and a corresponding amount has been recorded to other assets in the consolidated statements of financial position. The Company also recorded approximately $158,000 of the insurance reimbursements receivable to other assets in the consolidated statements of financial position and a corresponding amount to general, administrative and other expense in the consolidated statements of comprehensive income (loss) for the portion that related to legal bills received for the six months ended June 30, 2016. During the three months ended June 30, 2016, the Company received insurance reimbursements of $697,000. At June 30, 2016, approximately $6,000 of insurance reimbursements receivable noted above is included in other assets in the consolidated statements of financial position.

13. Segment Reporting

The ZAIS Managed Entities segment is currently the Company’s only reportable segment, and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The ZAIS Managed Entities segment provides investment advisory and asset management services to the ZAIS Managed Entities.

14. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined time to time by the Company’s board of directors. At June 30, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 180,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of record of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders. At June 30, 2016 and December 31, 2015, there were 13,900,917 and 13,870,917 shares of Class A Common Stock issued and outstanding, respectively.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.000001 per share. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of net income (loss). Holders of record of Class B Common Stock are entitled to ten votes for each share held on all matters to be voted on by stockholders. At June 30, 2016 and December 31, 2015, there were 20,000,000 shares of Class B Common Stock issued and outstanding, held by the ZGH Class B Voting Trust.

15. Earnings Per Share

Shares of Class B common stock have no impact on the calculation of consolidated net income (loss) per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except shares and per share data)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(4,076)	$(2,947)	$(8,910)	$(3,769)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	(1,911)	(2,231)	(4,210)	(6,745)
Less: Consolidated Net (Income) Loss, net of tax, attributable to ZAIS REIT Management Class B interests (1)	(142)	(283)	(284)	(283)
Income tax (benefit) expense (2)	—	1,027	—	2,871
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$(6,129)	$(4,434)	$(13,404)	$(7,926)
Denominator:
Weighted average number of shares of Class A Common Stock	13,892,016	13,870,917	13,881,466	8,046,665
Effect of dilutive securities:
Weighted average number of Class A Units of ZGP	7,000,000	7,000,000	7,000,000	7,000,000
Dilutive number of Class B-0 Units and RSUs (3)	—	—	—	—
Diluted weighted average shares outstanding (4)	20,892,016	20,870,917	20,881,466	15,046,665
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$(0.29)	$(0.21)	$(0.64)	$(0.47)
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$(0.29)	$(0.21)	$(0.64)	$(0.53)

(1)	–	Amount represents portion of the management fee income received from ZFC REIT that is payable to holders of Class B interests in ZAIS Group’s consolidated subsidiary ZAIS REIT Management.
(2)	–	Income tax (benefit) / expense for the three and six months ended June 30, 2016 is calculated using an assumed tax rate of 39.29% and is net of a 100% valuation allowance. Income tax (benefit) / expense for the three and six months ended June 30, 2015 is calculated using an assumed tax rate of 40.85%. See Note 9 for details surrounding income taxes.
(3)	–	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors. These units are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(4)	–	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

16. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial position at June 30, 2016 and December 31, 2015, and results of operations for the three and six months ended June 30, 2016 and June 30, 2015. Subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, the majority of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated.  Additionally, subsequent to the filing of the June 30, 2015 and September 30, 2015 10-Q’s, in December 2015 additional interpretations of ASU 2015-02 became available to the Company. As a result of these new interpretations, the Company reviewed its previous conclusions and determined that additional entities should be deconsolidated. There was no impact on the income (loss) allocated to ZAIS Group Holdings, Inc. Stockholders Equity as a result of this adoption. The June 30, 2015 figures below reflect the consolidated results of the Company for the three and six months ended June 30, 2015, subsequent to the adoption of ASU 2015-02:

	June 30, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$32,064	$—	$—	$32,064
Income and fees receivable	1,655	—	—	1,655
Investments in affiliates, at fair value	27,698	—	(22,491)	5,207
Due from related parties	1,382	—	—	1,382
Prepaid expenses	1,946	—	—	1,946
Other assets	301	—	—	301
Fixed assets, net	422	—	—	422
Assets of Consolidated Funds
Investments, at fair value	—	44,201	—	44,201
Total Assets	$65,468	$44,201	$(22,491)	$87,178
Liabilities and Equity
Liabilities
Notes payable	$1,259	$—	$—	$1,259
Compensation payable	4,303	—	—	4,303
Due to related parties	142	—	—	142
Fees payable	2	—	—	2
Other liabilities	798	—	—	798
Liabilities of Consolidated Funds
Other liabilities	—	101	—	101
Total Liabilities	6,504	101	—	6,605

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	61,965	—	—	61,965
Retained earnings (Accumulated deficit)	(22,715)	—	—	(22,715)
Accumulated other comprehensive income (loss)	24	—	—	24
Total stockholders’ equity, ZAIS Group Holdings, Inc.	39,275	—	—	39,275
Non-controlling interests in ZAIS Group Parent, LLC	19,689	—	—	19,689
Non-controlling interests in Consolidated Funds	—	44,100	(22,491)	21,609
Total Equity	58,964	44,100	(22,491)	80,573
Total Liabilities and Equity	$65,468	$44,201	$(22,491)	$87,178

	December 31, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$44,351	$—	$—	$44,351
Income and fees receivable	2,529	—	—	2,529
Investments, at fair value	8,169	—	—	8,169
Investments in affiliates, at fair value	20,767	—	(15,525)	5,242
Due from related parties	748	—	—	748
Prepaid expenses	776	—	—	776
Other assets	310	—	—	310
Fixed assets, net	544	—	—	544
Assets of Consolidated Funds
Cash and cash equivalents	—	33	—	33
Investments, at fair value	—	30,509	—	30,509
Total Assets	$78,194	$30,542	$(15,525)	$93,211
Liabilities and Equity
Liabilities
Notes payable	$1,255	$—	$—	$1,255
Compensation payable	3,575	—	—	3,575
Due to related parties	175	—	—	175
Fees payable	756	—	—	756
Other liabilities	1,546	—	—	1,546
Liabilities of Consolidated Funds
Other liabilities	—	101	—	101
Total Liabilities	7,307	101	—	7,408

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	60,817	—	—	60,817
Retained earnings (Accumulated deficit)	(13,805)	—	—	(13,805)
Accumulated other comprehensive income (loss)	158	—	—	158
Total stockholders’ equity, ZAIS Group Holdings, Inc.	47,171	—	—	47,171
Non-controlling interests in ZAIS Group Parent, LLC	23,716	—	—	23,716
Non-controlling interests in Consolidated Funds	—	30,441	(15,525)	14,916
Total Equity	70,887	30,441	(15,525)	85,803
Total Liabilities and Equity	$78,194	$30,542	$(15,525)	$93,211

	Three months Ended June 30, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$3,571	$—	$—	$3,571
Incentive income	143	—	—	143
Other revenues	79	—	—	79
Total Revenues	3,793	—	—	3,793
Expenses
Compensation and benefits	7,999	—	—	7,999
General, administrative and other	2,950	—	—	2,950
Depreciation	64	—	—	64
Expenses of Consolidated Funds	—	29	—	29
Total Expenses	11,013	29	—	11,042
Other Income (loss)
Net gain (loss) on investments	1,150	—	(1,095)	55
Other income (expense)	87	—	—	87
Net gains (losses) of Consolidated Funds’ investments	—	2,176	—	2,176
Total Other Income (Loss)	1,237	2,176	(1,095)	2,318
Income (loss) before income taxes	(5,983)	2,147		(4,931)
Income tax (benefit) expense	4	—	—	4
Consolidated net income (loss), net of tax	(5,987)	2,147	(1,095)	(4,935)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(147)	—	—	(147)
Total Comprehensive Income (Loss)	$(6,134)	$2,147	$(1,095)	$(5,082)

	Three months Ended June 30, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$4,081	$—	$—	$4,081
Incentive income	1,213	—	—	1,213
Other revenues	106	—	—	106
Total Revenues	5,400	—	—	5,400
Expenses
Compensation and benefits	7,361	—	—	7,361
General, administrative and other	4,764	—	—	4,764
Depreciation	146	—	—	146
Expenses of Consolidated Funds	—	—	—	—
Total Expenses	12,271	—	—	12,271
Other Income (loss)
Net gain (loss) on investments	2	—	—	2
Other income (expense)	9	—	—	9
Net gains (losses) of Consolidated Funds’ investments	—	—	—	—
Total Other Income (Loss)	11	—	—	11
Income (loss) before income taxes	(6,860)	—	—	(6,860)
Income tax (benefit) expense	(1,682)	—	—	(1,682)
Consolidated net income (loss), net of tax	(5,178)	—	—	(5,178)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	291	—	—	291
Total Comprehensive Income (Loss)	$(4,887)	$—	$—	$(4,887)

	Six months Ended June 30, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$7,140	$—	$—	$7,140
Incentive income	295	—	—	295
Other revenues	159	—	—	159
Total Revenues	7,594	—	—	7,594
Expenses
Compensation and benefits	17,006	—	—	17,006
General, administrative and other	6,160	—	—	6,160
Depreciation	127	—	—	127
Expenses of Consolidated Funds	—	48	—	48
Total Expenses	23,293	48	—	23,341
Other Income (loss)
Net gain (loss) on investments	1,896	—	(1,859)	37
Other income (expense)	692	—	—	692
Net gains (losses) of Consolidated Funds’ investments	—	3,693	—	3,693
Total Other Income (Loss)	2,588	3,693	(1,859)	4,422
Income (loss) before income taxes	(13,111)	3,645	(1,859)	(11,325)
Income tax (benefit) expense	9	—	—	9
Consolidated net income (loss), net of tax	(13,120)	3,645	(1,859)	(11,334)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(201)	—	—	(201)
Total Comprehensive Income (Loss)	$(13,321)	$3,645	$(1,859)	$(11,535)

	Six months Ended June 30, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$7,834	$—	$—	$7,834
Incentive income	2,121	—	—	2,121
Other revenues	137	—	—	137
Total Revenues	10,092	—	—	10,092
Expenses
Compensation and benefits	13,931	—	—	13,931
General, administrative and other	9,101	—	—	9,101
Depreciation	208	—	—	208
Expenses of Consolidated Funds	—	—	—	—
Total Expenses	23,240	—	—	23,240
Other Income (loss)
Net gain (loss) on investments	45	—	—	45
Other income (expense)	5	—	—	5
Net gains (losses) of Consolidated Funds’ investments	—	—	—	—
Total Other Income (Loss)	50	—	—	50
Income (loss) before income taxes	(13,098)	—	—	(13,098)
Income tax (benefit) expense	(2,584)	—	—	(2,584)
Consolidated net income (loss), net of tax	(10,514)	—	—	(10,514)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	483	—	—	483
Total Comprehensive Income (Loss)	$(10,031)	$—	$—	$(10,031)

17. Subsequent Events

None

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, references to (i) the “Company” refer to ZAIS Group Holdings, Inc. (“ZAIS”), together, as the context may require, with its consolidated subsidiaries, (ii) “ZAIS Group” refer to ZAIS Group, LLC, and (iii) “ZGP” refer to ZAIS Group Parent, LLC.

This discussion contains forward-looking statements and involves numerous known and unknown risks and uncertainties, including, but not limited to, those described in “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report on Form 10-K”) and in other reports filed with the U.S Securities and Exchange Commission (“SEC”). Actual results and the timing of events may differ materially from those contained in any forward-looking statements due to a number of factors, including those in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K and in other SEC reports describing key risks associated with ZAIS and its subsidiaries’ business, operations and industry. Amounts and percentages presented throughout this management’s discussion and analysis of financial condition and results of operations may reflect rounding adjustments and as a result, totals may not appear to sum. The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Overview

ZAIS is a holding company conducting substantially all of its operations through ZAIS Group, a subsidiary of ZAIS’s majority-owned subsidiary, ZGP. ZAIS Group is an investment advisory and asset management firm focused on specialized credit. ZAIS Group is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles and ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including bank loans, corporate credit instruments such as collateralized debt obligations (“CDOs”) and collateralized loan obligations (together with the CDOs referred to as “CLOs”) and various securities and instruments backed by these asset classes. ZAIS Group had approximately $3.949 billion of assets under management (“AUM”) as of June 30, 2016. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes. ZAIS Group’s AUM is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

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

The Company’s primary sources of revenues are (i) management fee income, which is based predominantly on the AUM of the ZAIS Managed Entities (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities and (iii) income of the consolidated ZAIS Managed Entities (the “Consolidated Funds”) which is based on the income generated from the portfolios of the Consolidated Funds, a majority of which is allocated to non-controlling interests in Consolidated Funds. There was no income in the current or prior year relating to the Consolidated Funds. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds is eliminated in consolidation.

Organization Structure

The following diagram illustrates the Company’s corporate structure following the Business Combination

Recapitalization as a Result of a Business Combination

On October 5, 2012, ZAIS, formerly known as HF2 Financial Management Inc. (“HF2”) was formed as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities. On September 16, 2014, HF2 entered into an Investment Agreement, as defined in the Closing 8-K, with ZGP and the members of ZGP (including Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties, collectively, the “ZGP Founder Members”), under which HF2 agreed to contribute cash to ZGP in exchange for newly issued Class A Units of ZGP (“Class A Units”) representing a majority financial interest in ZGP (the “Business Combination”) and to cause the transfer of all of its outstanding shares of Class B Common Stock, par value $0.000001 (the “Class B Common Stock”) to the ZGP Founder Members. All Class B Common Stock was then immediately deposited into a newly created irrevocable voting trust (the “ZGH Class B Voting Trust”), of which Mr. Zugel is the sole trustee. The Class B Common Stock has no economic rights and therefore is not considered a participating security for purposes of allocation of net income (loss) of the Company.

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

Consolidation of ZAIS Managed Entities

The Company adopted ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) as of January 1, 2015. Pursuant to this guidance, the Company is required to consolidate certain of the ZAIS Managed Entities in which it holds a variable interest and is deemed to be the primary beneficiary. Subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, the majority of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated.  Additionally, subsequent to the filing of the June 30, 2015 and September 30, 2015 10-Q’s, in December 2015 additional interpretations of ASU 2015-02 became available to the Company. As a result of these new interpretations, the Company reviewed its previous conclusions and determined that additional entities should be deconsolidated. There was no impact on the income (loss) allocated to ZAIS Group Holdings, Inc. Stockholders’ Equity as a result of this adoption. Accordingly, amounts included within this MD&A will differ from those within the 10Q for the three and six months ended June 30, 2015.

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

Management fees. ZAIS Group earns management fees for funds and accounts, monthly, quarterly or annually, based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations. Management fees earned for the CLOs, annually, are generally based on the par value of the collateral and cash held in the CLOs. Management fees earned from ZFC REIT, annually, are based on ZFC REIT’s stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS Group’s consolidated subsidiary ZAIS REIT Management, LLC (“ZAIS REIT Management”) and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT is paid to holders of Class B interests in ZAIS REIT Management and is recorded on a gross basis and included in management fee income on the consolidated statements of comprehensive income (loss). This income is allocated to the non-equity holders of ZAIS REIT Management which is included in non-controlling interests in ZAIS Group Parent, LLC.

 ZAIS REIT Management, a wholly owned subsidiary of ZAIS Group, is the external investment advisor to ZFC REIT. On April 7, 2016, ZFC REIT announced that it had entered into an agreement and plan of merger (the “Merger Agreement”). In connection with the Merger Agreement, ZAIS REIT Management entered into a termination agreement (the “Termination Agreement”), whereby the current advisory agreement under which ZAIS REIT Management receives management fees from ZFC REIT will be terminated upon closing of the ZFC REIT merger and ZAIS REIT Management will receive a termination fee in the amount of $8.0 million. In the event that the Merger Agreement is terminated prior to the consummation of the transaction, the Termination Agreement will automatically terminate and will have no further effect.

In addition to the management fee income mentioned above, subordinated management fees may be earned from CLOs for which ZAIS Group, or a wholly owned subsidiary of ZAIS Group, acts as collateral manager. The subordinated management fee is an additional payment for the same service, but has a lower priority in the CLO’s cash flows. The subordinated management fee is contingent upon the economic performance of the respective CLO assets. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees. ZAIS Group recognizes the subordinated management fee income when collection is reasonably assured and all related contingencies have been removed.

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

The following table presents the range of management and incentive fee rates on our funds and accounts, CLO’s and ZFC REIT during the respective periods presented:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Management Fee Income
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%	0.50% - 1.25%	0.50% - 1.25%
CLO’s	0.15% - 0.50%	0.15% - 0.50%	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT	1.50%	1.50%	1.50%	1.50%

Incentive Income (1)
Funds and accounts	10% - 20%	10% - 20%	10% - 20%	10% - 20%
CLO’s	20%	20%	20%	10% - 20%

(1)	Incentive income earned for certain of the ZAIS Managed Entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entities’ operative agreement.

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

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applies to approximately 60 employees of ZAIS Group who have an annual base salary of less than $300,000. The purpose of the Retention Payment Plan is to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group is not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees are entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remains employed by ZAIS Group on such dates. The aggregate amount of retention payments that may be paid to all participants under the Retention Payment Plan is $4.5 million. All payments under the Retention Payment Plan will be amortized equally over the required service period ending on each of the three payment dates discussed above. In the event an award is forfeited pursuant to the terms of a respective Retention Payment Plan agreement, the corresponding accruals will be reversed. In addition, on March 1, 2016, the Compensation Committee of the Board of Directors of ZAIS approved a retention payment of $900,000 to Howard Steinberg, the Company's General Counsel, which was paid on March 15, 2016 and is included in compensation and benefits in the consolidated statements of comprehensive income (loss) for the six months ended June 30, 2016.

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

The reduction in AUM has decreased the Company’s management fees and incentive fees, which are the Company’s two principal sources of operating cash flow. As a result of this reduction, in 2015 and for the six months ended June 30, 2016 revenues and operating cash flow were insufficient to cover operating expenses, and excess working capital needs were funded by the proceeds of the Business Combination. It is currently expected that this negative working capital trend is likely to continue throughout 2016. Additionally, upon completion of the pending merger between ZFC REIT and Sutherland Asset Management Corp, ZAIS Group’s management fees and AUM related to mortgage strategies will decrease by approximately $(2.8) million, annually on a run-rate basis, and $(0.565) billion, respectively.

Non-GAAP Financial Measures

Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA

The Company’s management reviews its results on both a Net income (loss) (excluding Consolidated Funds of ZAIS Group) and an Adjusted EBITDA basis. Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are key performance measures used by management when making operating decisions, assessing financial performance and allocating capital resources. Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are non-GAAP financial measures that exclude the adjustments described below that are required for presentation of the Company’s results on a GAAP basis These measures supplement and should be considered in addition to and not in lieu of the results of operations prepared in accordance with GAAP:

Adjustments to Net income (loss) to derive Net income (loss) (excluding Consolidated Funds of ZAIS Group)

·	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of management fees, incentive income, other revenues and gain (loss) on investments. Management fees from the Consolidated Funds are accrued as earned and are calculated and paid monthly, quarterly or semi-annually, depending on the individual agreements, consistent with the revenue recognition policy for the funds the Company does not consolidate. The Company also defers the recognition of incentive income from certain funds that the Company does not consolidate until it is (i) contractually receivable, (ii) fixed or determinable (“crystallized”), and (iii) all related contingencies have been removed and collection is reasonably assured, consistent with the revenue recognition policy for the Consolidated Funds.

Adjustments to Net income (loss) (excluding Consolidated Funds of ZAIS Group) to derive Adjusted EBITDA

·	Compensation expense related to the Income Unit Plan. The Income Unit Plan was implemented in 2013 and was designed to deliver equity-like participation in ZAIS Group’s pre-tax income to key employees. Payments under the Income Unit Plan were recognized as compensation under GAAP. The Income Unit Plan was terminated effective December 31, 2014.

·	Compensation expense related to Points awards recorded before related incentive income being recognized. This adjustment reclassifies certain incentive compensation expenses into the accounting periods in which the associated incentive income was received and recognized. Certain of ZAIS Group’s legacy incentive compensation programs provided incentive compensation payments equal to a fixed percentage of incentive income received by ZAIS Group and were due and payable in the period ZAIS Group received the incentive income. Under GAAP, a portion of these incentive compensation payments are required to be recognized in accounting periods prior to the accounting periods in which the related incentive income was received and recognized. Currently there is only one incentive compensation program that may cause similar timing mismatch issues for financial statements prepared in accordance with GAAP.

·	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

·	Severance. Management does not consider these expenses to be reflective of ongoing operating performance.

·	Impairment loss on goodwill. Management does not consider these expenses to be reflective of ongoing operating performance.

·	Certain other non-cash and non-operating items.
·	Any applicable taxes, interest expense, foreign currency translation adjustments and depreciation expenses.

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

Previously, the Company decided to eliminate Distributable Earnings, and use only Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA as its primary non-GAAP measures.  This change was made because management believed the differences between Distributable Earnings and Adjusted EBITDA were not significant, and that Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA were more meaningful measures of performance.  In addition, the calculation of Adjusted EBITDA was modified in order to better reflect how management views our operating results. The measure now incorporates the investment income of its general partner investments, and eliminates the impact of severance and foreign currency adjustments that management does not consider to be reflective of on-going operating performance.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Consolidated net income (loss), net of tax	$(4,935)	$(5,178)	$243	5%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(5,987)	$(5,178)	$(809)	-16%

Adjusted EBITDA - Non-GAAP	$(4,461)	$(4,124)	$(337)	-8%

The Company recorded a net loss (excluding Consolidated Funds of ZAIS Group) for the three months ended June 30, 2016 of $(6.0) million, compared with net loss (excluding Consolidated Funds of ZAIS Group) of $(5.2) million for the three months ended June 30, 2015. The quarter-over-quarter increase in net loss was driven by a $(0.5) million decrease in management fee income, a $(1.1) million decrease in incentive income and a $(1.7) million decrease in deferred tax assets due to the establishment of a full valuation allowance at December 31, 2015, partially offset by a decrease in expenses of $(1.3) million primarily related to a decrease in professional fees, salaries and severance costs and a $1.2 million increase in other income (loss). We continue to review our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy and have largely exited those activities. We have also announced the planned termination of our management agreement with ZFC REIT pending completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Upon completion of the merger, ZAIS Group’s management fees and AUM related to mortgage strategies will decrease by approximately $(2.8) million, annually on a run-rate basis, and $(0.565) billion, respectively. However, ZAIS REIT Management, a wholly owned subsidiary of ZAIS Group, will receive a termination fee in the amount of $8.0 million upon completion of the merger. In connection with these decisions and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force and other restructuring which has resulted in a decrease of 23 employees of ZAIS Group. This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We have incurred total severance charges in the amount of approximately $0.8 million, during the six months ended June 30, 2016. The Company has completed this reduction in force and now has 65 employees as of June 30, 2016 compared with 95 employees as of December 31, 2015 and 97 employees as of June 30, 2015. Total Adjusted EBITDA – Non-GAAP decreased by $(0.3) million primarily due to decreased management fees and incentive income partially offset by a decrease in expenses and an increase in other income (loss).

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliation of the Company’s consolidated GAAP net income, net of tax to its non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Consolidated net income, net of tax (GAAP Net Income)	$(4,935)	$(5,178)
Addback: Elimination of net gain (loss) on investments	1,095	—
Addback: Expenses of Consolidated Funds	29	—
Net (gain) loss on Consolidated Funds’ investments	(2,176)	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(5,987)	$(5,178)

The following table presents the reconciliations of the Company’s GAAP pre-tax consolidated net income to its non-GAAP financial measures of Adjusted EBITDA for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Adjusted EBITDA - Non GAAP
Pre-tax Consolidated Net Income (loss) (GAAP pre-tax net income (loss))	$(4,931)	$(6,860)
Addback: Elimination of Net gain (loss) on investments	1,095	—
Addback: Expenses of Consolidated Funds	29	—
Net (gain) loss on Consolidated Funds’ investments	(2,176)	—
Addback: Compensation attributable to equity compensation	1,339	1,616
Addback: Severance costs	119	974
Addback: Depreciation	64	146
Adjusted EBITDA – Non-GAAP	$(4,461)	$(4,124)

Revenues

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Management fee income	$3,571	$4,081	$(510)	-13%
Incentive income	143	1,213	(1,070)	-88%
Other revenues	79	106	(27)	-26%
Total Revenues	$3,793	$5,400	$(1,607)	-30%

Total revenues decreased by $(1.6) million primarily due to:

·	The $(0.5) million decrease in management fees was due to the year-over-year reduction in average AUM of $(0.291) billion.

·	The $(1.1) million decrease in incentive income is primarily driven incentive income received during the three months ended June 30, 2015 from a managed account which liquidated in 2015 and residual incentive income received which related to 2014 fund performance offset by an increase in incentive income received from a ZAIS Managed Entity in which incentive income is crystallized monthly.

·	There are no adjustments to revenues to derive Adjusted EBITDA – Non-GAAP.

The following table details the changes to our AUM for three months ended June 30, 2016 and June 30, 2015. The methodology for calculating AUM is described in the Overview section.

	Three Months Ended June 30, 2016
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.828	$1.479	$0.684	$3.991
Contributions (2)	0.271 (8)	—	0.001	0.272
Distributions (3)	(0.004)	(0.004)	—	(0.008)
Redemptions (4)	(0.023)	—	—	(0.023)
Gain & Loss (5)	0.013	0.020	0.045	0.078
Other (6)	(0.085)	(0.265)	(0.011)	(0.361)
End of Period AUM (7)	$2.000	$1.230	$0.719	$3.949

Average AUM (9)	$1.914	$1.354	$0.702	$3.970

	Three Months Ended June 30, 2015
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (10)	$1.756		$1.562	$0.844	$4.162
Contributions (2)	0.425	(11)	—	0.001	0.426
Distributions (3)	(0.057)		(0.005)	—	(0.062)
Redemptions (4)	(0.117)		—	(0.001)	(0.118)
Gain & Loss (5)	0.011		0.010	0.017	0.038
Other (6)	(0.175)		0.008	0.080	(0.087)
End of Period AUM (12)	$1.843		$1.575	$0.941	$4.359

Average AUM (9)	$1.800		$1.569	$0.893	$4.261

(1)	AUM uses values for: Euro Epics and ZAIS Investment Grade Limited IX (“ZING IX”) as of March 10, 2016, Galleria CDO V, Ltd. (“Galleria V”) as of March 3, 2016, ZAIS CLO 1, Limited (“CLO 1”) as of March 4, 2016, ZAIS CLO 2, Limited (“CLO 2”) as of March 16, 2016 and ZAIS CLO 3, Limited (“CLO 3”) as of March 4, 2016.

(2)	Contributions related to funds, managed accounts and structured vehicles.
(3)	Distributions related to funds, managed accounts and structured vehicles.
(4)	Redemptions related to funds and managed accounts.
(5)	Gain & Loss related to funds and managed accounts.
(6)	Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts and (ii) leverage, aggregate principal balance and other items for structured vehicles. Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.
(7)	AUM uses values for: Euro Epics and Galleria V as of June 10, 2016, ZING IX as of June 3, 2016, CLO 1 as of June 6, 2016 CLO 2 as of June 16, 2016, CLO 3 as of June 15, 2016 and CLO 4 as of May 27, 2016.
(8)	Amount represents the pricing of ZAIS CLO 4, Limited (“CLO 4”). In connection with the pricing of CLO 4, the CLO 4 warehouse was closed resulting in approximately $23 million of redemptions and a $91 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Redemptions and Other rows in the table above.
(9)	Average is based on the beginning and ending balance for the period presented.
(10)	AUM uses values for: Euro Epics and Galleria V as of March 10, 2015, ZING IX as of March 3, 2015, CLO 1 as of March 5, 2015 and CLO 2 as of March 16, 2015.
(11)	Amount represents the pricing of CLO 3. In connection with the pricing of CLO 3, the CLO 3 warehouse was closed resulting in approximately $30 million of redemptions and a $177 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Redemptions and Other rows in the table above. Balance includes $2 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total AUM has not been adjusted for these inflows related to the CLO warehouse period.
(12)	AUM uses values for: Euro Epics as of June 10, 2015, Galleria V as of June 9, 2015, ZING IX as of June 3, 2015, CLO 1 as of June 4, 2015 and CLO 2 as of June 16, 2015.

Expenses

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Compensation and benefits	$7,999	$7,361	$638	9%
General, administrative and other	2,950	4,764	(1,814)	-38%
Depreciation	64	146	(82)	-56%
Expenses of Consolidated Funds	29	—	29	—
Total Expenses	$11,042	$12,271	$(1,229)	-10%

Total expenses decreased by $(1.2) million primarily due to:

·	A $0.6 million increase in compensation and benefits predominately due to: a $1.3 million increase in accrued expenses relating to incentive compensation primarily relating to the accrual for year-end bonuses in 2016 and the payment of $1.5 million in retention bonuses during the three months ended June 30, 2016; offset by a $(1.0) million decrease in salaries and associated payroll taxes and other employee benefits due to the reduction in force and other restructuring; a $(0.9) million decrease in severance; and a $(0.3) million decrease in equity compensation relating to an increase in the estimated forfeiture rate on the Company’s B-0 units.

·

A $(1.8) million decrease in general, administrative and other expenses, primarily due to: a $(1.3) million decrease in professional fees primarily due to transaction expenses incurred relating to the Business Combination in 2015; a $(0.5) million decrease relating to a focused expense reduction.

·

A $0.029 million increase in expenses of Consolidated Funds, primarily due to a new Consolidated Fund which launched in the fourth quarter of 2015. $0.029 million of expenses of Consolidated Funds’ is added back to derive Adjusted EBITDA – Non-GAAP for the three months ended June 30, 2016.

·	Equity compensation of $1.3 million and severance costs of $0.1 million are added back to compensation and benefits to derive Adjusted EBITDA – Non-GAAP for the three months ended June 30, 2016. Equity compensation of $1.6 million and severance costs of $1.0 million are added back to compensation and benefits to derive Adjusted EBITDA – Non-GAAP for the three months ended June 30, 2015.

·	$0.1 million and $0.1 million of depreciation expenses are added back to total expenses to derive Adjusted EBITDA – Non-GAAP for the three months ended June 30, 2016 and June 30, 2015, respectively.

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. The Company currently anticipates that its expenses will exceed its revenues in 2016, as they did in 2015 and the three months ended June 30, 2016. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2016 or beyond.

Other Income

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Net gain (loss) on investments	$55	$2	$53	2,650%
Other income (expense)	87	9	78	867%
Net gains (losses) on Consolidated Funds’ investments	2,176	—	2,176	—
Total Other Income (Loss)	$2,318	$11	$2,307	20,973%

·	Total other income increased by $2.3 million primarily due to a $2.2 million increase in net gains (losses) on Consolidated Funds’ investments associated with a new Consolidated Fund which launched in the fourth quarter 2015. This Consolidated Fund is solely invested in a CLO- Warehouse, which is categorized as a Level 3 asset in the fair value hierarchy. For more information on the Company's valuation policy for Level 3 assets, see Note 4, “Fair Value of Investments”, to the Company's consolidated financial statements. $1.1 million of net gain (loss) on investments attributable to a third party investor’s investment in the Consolidated Fund is removed from other income (loss) to derive Adjusted EBITDA – Non-GAAP for the three months ended June 30, 2016.

Income Taxes

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Income tax (benefit) expense	$4	$(1,682)	$1,686	100%

Income tax (benefit) expense increased by $1.7 million due to the full valuation allowance booked on the Company’s deferred tax asset during the three months ended June 30, 2016.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2016, the Company has determined that the most recent management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has recorded a book loss for the three months ended June 30, 2016 and it is anticipated that expenses will continue to exceed revenues in 2016. Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its deferred tax asset will be realized and the Company has continued to maintain the full valuation allowance against the deferred tax asset of as of June 30, 2016. The Company has recorded an additional $1.6 million charge to our consolidated statements of comprehensive income (loss) relating to the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the three months ended June 30, 2016. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9 to the Company’s consolidated financial statements for further information regarding the items affecting the Company’s effective income tax.

As of and for the three months ended June 30, 2016 and June 30, 2015, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$(147)	$291	$(438)	-151%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Non-controlling interests in Consolidated Funds	$1,052	$—	$1,052	—

Non-controlling interests in ZAIS Group Parent, LLC	$(1,911)	$(2,231)	$320	14%

·	A $1.1 million increase in the net income allocated to non-controlling interests in Consolidated Funds is driven by the launch of a new Consolidated Fund during fourth quarter of 2015.

·	A $0.3 million decrease in net loss allocated to non-controlling interests in ZGP is driven primarily by the quarter-over-quarter reduction in expenses and the increase in unrealized gains on investments, partially offset by the reduction in management fees and incentive income.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Three Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(4,076)	$(2,947)	$(1,129)	-38%

The increase in net loss attributable to ZAIS Group Holdings, Inc. stockholders’ equity is driven primarily by the decrease in deferred tax assets as the Company continues to maintain the full valuation allowance which was originally established at December 31, 2015 and the reduction in management fees and incentive income, partially offset by the reduction in expenses and the increase in unrealized gains on investments.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Consolidated net income (loss), net of tax	$(11,334)	$(10,514)	$(820)	-8%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(13,120)	$(10,514)	$(2,606)	-25%

Adjusted EBITDA - Non-GAAP	$(10,540)	$(10,038)	$(502)	-5%

The Company recorded a net loss (excluding Consolidated Funds of ZAIS Group) for the six months ended June 30, 2016 of $(13.1) million, compared with net loss (excluding Consolidated Funds of ZAIS Group) of $(10.5) million for the six months ended June 30, 2015. The quarter-over-quarter increase in net loss was driven by a $(0.7) million decrease in management fee income and a $(1.8) million decrease in incentive income and a $(2.6) million decrease in deferred tax assets due to the establishment of a full valuation allowance at December 31, 2015, partially offset by a $2.5 million increase in other income (loss). We continue to review our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy and we have largely exited those activities. We have also announced the planned termination of our management agreement with ZFC REIT pending completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Upon completion of the merger, ZAIS Group’s management fees and AUM related to mortgage strategies will decrease by approximately $(2.8) million, annually on a run-rate basis, and $(0.565) billion, respectively. However, ZAIS REIT Management, a wholly owned subsidiary of ZAIS Group, will receive a termination fee in the amount of $8.0 million upon completion of the merger. In connection with these decisions and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force and other restructuring which has resulted in a decrease of 23 employees of ZAIS Group. This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We have incurred total severance charges in the amount of approximately $0.8 million, during the six months ended June 30, 2016. The Company has completed this reduction in force and now has 65 employees as of June 30, 2016 compared with 95 employees as of December 31, 2015 and 97 employees as of June 30, 2015. Total Adjusted EBITDA – Non-GAAP decreased by $(0.5) million primarily due to an increase in expenses and decreased management fees and incentive income partially offset by an increase in other income (loss).

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliation of the Company’s consolidated GAAP net income, net of tax to its non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Consolidated net income, net of tax (GAAP Net Income)	$(11,334)	$(10,514)
Addback: Elimination of net gain (loss) on investments	1,859	—
Addback: Expenses of Consolidated Funds	48	—
Net (gain) loss on Consolidated Funds’ investments	(3,693)	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(13,120)	$(10,514)

The following table presents the reconciliations of the Company’s GAAP pre-tax consolidated net income to its non-GAAP financial measures of Adjusted EBITDA for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Adjusted EBITDA - Non GAAP
Pre-tax Consolidated Net Income (loss) (GAAP pre-tax net income (loss))	$(11,325)	$(13,098)
Addback: Elimination of Net gain (loss) on investments	1,859	—
Addback: Expenses of Consolidated Funds	48	—
Net (gain) loss on Consolidated Funds’ investments	(3,693)	—
Addback: Compensation attributable to equity compensation	1,682	1,878
Addback: Severance costs	762	974
Addback: Depreciation	127	208
Adjusted EBITDA – Non-GAAP	$(10,540)	$(10,038)

Revenues

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Management fee income	$7,140	$7,834	$(694)	-9%
Incentive income	295	2,121	(1,826)	-86%
Other revenues	159	137	22	16%
Total Revenues	$7,594	$10,092	$(2,498)	-25%

Total revenues decreased by $(2.5) million primarily due to:

·	The $(0.7) million decrease in management fees was primarily due to the year-over-year reduction in average AUM of $(0.194) billion.

·	The $(1.8) million decrease in incentive income is primarily driven by residual incentive income received during the six months ended June 30, 2015 from CLO’s and funds which liquidated in 2014 and early 2015 offset by an increase in incentive income received from a ZAIS Managed Entity in which incentive income is crystallized monthly.

·	There are no adjustments to revenues to derive Adjusted EBITDA – Non-GAAP.

The following table details the changes to our AUM for six months ended June 30, 2016 and June 30, 2015. The methodology for calculating AUM is described in the Overview section.

	Six Months Ended June 30, 2016
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.914	$1.494	$0.749	$4.157
Contributions (2)	0.284 (8)	—	0.001	0.285
Distributions (3)	(0.025)	(0.020)	—	(0.045)
Redemptions (4)	(0.127)	—	(0.010)	(0.137)
Gain & Loss (5)	0.010	0.013	0.023	0.046
Other (6)	(0.054)	(0.258)	(0.045)	(0.357)
End of Period AUM (7)	$2.002	$1.229	$0.718	$3.949

Average AUM (9)	$1.959	$1.362	$0.734	$4.053

	Six Months Ended June 30, 2015
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (10)	$1.931		$1.433	$0.771	$4.135
Contributions (2)	0.433	(11)	—	0.004	0.437
Distributions (3)	(0.142)		(0.010)	—	(0.152)
Redemptions (4)	(0.273)		—	(0.001)	(0.274)
Gain & Loss (5)	(0.105)		0.025	0.032	(0.048)
Other (6)	(0.001)		0.127	0.135	0.261
End of Period AUM (12)	$1.843		$1.575	$0.941	$4.359

Average AUM (9)	$1.887		$1.504	$0.856	$4.247

(1)	AUM uses values for: Euro Epics and Galleria V as of December 10, 2015, ZING IX as of December 3, 2015, CLO 1 as of December 4, 2015, CLO 2 as of December 16, 2015 and CLO 3 as of December 15, 2015.
(2)	Contributions related to funds, managed accounts and structured vehicles.
(3)	Distributions related to funds, managed accounts and structured vehicles.
(4)	Redemptions related to funds and managed accounts.
(5)	Gain & Loss related to funds and managed accounts.
(6)	Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts and (ii) leverage, aggregate principal balance and other items for structured vehicles. Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.
(7)	AUM uses values for: Euro Epics and Galleria V as of June 10, 2016, ZING IX as of June 3, 2016, CLO 1 as of June 6, 2016 CLO 2 as of June 16, 2016, CLO 3 as of June 15, 2016 and CLO 4 as of May 27, 2016.
(8)	Amount represents the pricing of CLO 4. In connection with the pricing of CLO 4, the CLO 4 warehouse was closed resulting in approximately $23 million of redemptions and a $93 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Redemptions and Other rows in the table above.
(9)	Average is based on the beginning and ending balance for the period presented.
(10)	AUM uses values for: ZAIS Value-Added Real Estate Fund I, L.P. (“ZVAREF”) as of September 30, 2014, EPICS I Ltd. ("Epics") and CO-EPICS I Ltd. ("Co-Epics") as of December 22, 2014, Euro Epics and Galleria V as of December 10, 2014, ZING IX as of December 3, 2014, CLO 1 as of December 4, 2014 and CLO 2 as of December 16, 2014.
(11)	Amount represents the pricing of CLO 3. In connection with the pricing of CLO 3, the CLO 3 warehouse was closed resulting in approximately $30 million of redemptions and a $169 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Redemptions and Other rows in the table above. Balance includes $2 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total AUM has not been adjusted for these inflows related to the CLO warehouse period.
(12)	AUM uses values for: Euro Epics as of June 10 2015 Galleria V as of June 9, 2015, ZING IX as of June 3, 2015, CLO 1 as of June 4, 2015 and CLO 2 as of June 16, 2015.

Expenses

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Compensation and benefits	$17,006	$13,931	$3,075	22%
General, administrative and other	6,160	9,101	(2,941)	-32%
Depreciation	127	208	(81)	-39%
Expenses of Consolidated Funds	48	—	48	—
Total Expenses	$23,341	$23,240	$101	0%

Total expenses increased by $0.1 million primarily due to:

·	A $3.1 million increase in compensation and benefits predominately due to: a $2.2 million increase in incentive compensation primarily relating to the accrual for year-end bonuses in 2016 and the payment of $2.8 million in retention and sign-on bonuses during the six months ended June 30, 2016; offset by a $(1.5) million decrease in salaries and associated payroll taxes and other employee benefits due to the reduction in force and other restructuring; a $(0.2) million decrease in equity compensation due to the increase in estimated forfeiture rate relating to the reduction in force in March 2016 and a $(0.2) million decrease in severance;.

·

A $(2.9) million decrease in general, administrative and other expenses, primarily due to: a $(2.0) million decrease in professional fees primarily due to transaction expenses incurred relating to the Business Combination in 2015; a $(0.4) million decrease in occupancy and utilities related to the closure of the Shanghai office; a $(0.4) million decrease due to a focused expense reduction.

·	A $0.048 million increase in expenses of Consolidated Funds, primarily due to a new Consolidated Fund which launched in the fourth quarter of 2015. $0.048 million of expenses of Consolidated Funds’ is added back to derive Adjusted EBITDA – Non-GAAP for the six months ended June 30, 2016.

·

Equity compensation of $1.7 million and severance costs of $0.8 million are added back to compensation and benefits to derive Adjusted EBITDA – Non-GAAP for the six months ended June 30, 2016. Equity compensation of $1.9 million and severance costs of $1.0 million are added back to compensation and benefits to derive Adjusted EBITDA – Non-GAAP for the six months ended June 30, 2015.

·	$0.1 million and $0.2 million of depreciation expenses are added back to total expenses to derive Adjusted EBITDA – Non-GAAP for the six months ended June 30, 2016 and June 30, 2015, respectively.

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. The Company currently anticipates that its expenses will exceed its revenues in 2016, as they did in 2015 and the six months ended June 30, 2016. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2016 or beyond.

Other Income

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Net gain (loss) on investments	$37	$45	$(8)	-18%
Other income (expense)	692	5	687	13,740%
Net gains (losses) on Consolidated Funds’ investments	3,693	—	3,693	—
Total Other Income (Loss)	$4,422	$50	$4,372	8,744%

Total other income (loss) increased by $4.4 million primarily due to:

·	A $3.7 million increase in net gains (losses) on Consolidated Funds’ investments primarily due to a $3.7 million increase in net gains (losses) on Consolidated Funds’ investments associated with a new Consolidated Fund which launched in the fourth quarter 2015. This Consolidated Fund is solely invested in a CLO- Warehouse, which is categorized as a Level 3 asset in the fair value hierarchy. For more information on the Company's valuation policy for Level 3 assets, see Note 4, “Fair Value of Investments”, to the Company's consolidated financial statements. $1.8 million of net gain (loss) on investments attributable to a third party investor’s investment in the Consolidated Fund is removed from other income (loss) to derive Adjusted EBITDA – Non-GAAP for the six months ended June 30, 2016.

·	A $0.7 million increase in other income (expense) due to $0.5 million of income relating to an insurance reimbursement for legal costs incurred during the year ended December 31, 2015.

Income Taxes

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Income tax (benefit) expense	$9	$(2,584)	$2,593	100%

Income tax (benefit) expense increased by $2.6 million due to the full valuation allowance booked on the Company’s deferred tax asset during the six months ended June 30, 2016.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2016, the Company has determined that the most recent management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has recorded a book loss for the six months ended June 30, 2016 and it is anticipated that expenses will continue to exceed revenues in 2016. Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its deferred tax asset will be realized and the Company has continued to maintain the full valuation allowance against the deferred tax asset of as of June 30, 2016. The Company has recorded an additional $3.5 million charge to our consolidated statements of comprehensive income (loss) relating to the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the six months ended June 30, 2016. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9 to the Company’s consolidated financial statements for further information regarding the items affecting the Company’s effective income tax.

As of and for the six months ended June 30, 2016 and June 30, 2015, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$(201)	$483	$(684)	-142%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
Non-controlling interests in Consolidated Funds	$1,786	$—	$1,786	—

Non-controlling interests in ZAIS Group Parent, LLC	$(4,210)	$(6,745)	$2,535	38%

·	A $1.8 million increase in the net income allocated to non-controlling interests in Consolidated Funds is driven by the launch of a new Consolidated Fund during fourth quarter of 2015. Subsequent to the filing of the 10-Q for the three months ended March 31, 2015, the Company elected to early adopt ASU 2015-02 with an effective date of January 1, 2015. As a result of this adoption, the majority of the ZAIS Managed Entities which were consolidated in the 10-Q for the three months ended March 31, 2015 were deconsolidated. Additionally, subsequent to the filing of the June 30, 2015 and September 30, 2015 10-Q’s, in December 2015 additional interpretations of ASU 2015-02 became available to the Company. As a result of these new interpretations, the Company reviewed its previous conclusions and determined that additional entities should be deconsolidated.

·	A $(2.5) million decrease in net loss allocated to non-controlling interests in ZGP is driven primarily by the timing of the Business Combination, which did not close until March 17, 2015. Accordingly, the non-controlling interests in ZGP were allocated a larger portion of the losses during the six months ended June 30, 2015.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Six Months Ended June 30,		Change
	2016	2015	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(8,910)	$(3,769)	$(5,141)	-136%

The increase in net loss attributable to ZAIS Group Holdings, Inc. equity is driven primarily by the timing of the Business Combination, which did not close until March 17, 2015. Accordingly, the stockholders’ of ZAIS Group Holdings, Inc. were allocated a smaller portion of the losses during the six months ended June 30, 2015. Additionally, the increase in net loss was due to a decrease in deferred tax assets as the Company continues to maintain the full valuation allowance which was originally established at December 31, 2015 and the reduction in management fees and incentive income, partially offset by the reduction in expenses and the increase in unrealized gains on investments.

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended June 30, 2016, year-to-date (“YTD”) and inception-to-date (“ITD”) through June 30, 2016 for the following funds.

Fund Name (1)	Net Asset Value as of June 30, 2016	Net Return for the Month Ended June 30, 2016 (2)	Net YTD Return through June 30, 2016 (2)	Net ITD Return through June 30, 2016 (2)
ZAIS Opportunity Fund (3) (4)	$396,292,781	1.84%	2.19%	366.56%
ZAIS INARI Fund	$374,947,873	0.76%	3.95%	30.26%

(1)	The performance data in the tables above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. (“Offshore Feeder”) Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date GAAP returns for years after 2008 would be lower than the adjusted returns presented.

(4)	The net asset value includes the net assets of the Domestic Feeder and Offshore Feeder.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to its funds; and (4) prior to the Business Combination, making distributions to its sole member. At June 30, 2016 and June 30, 2015, the Company’s cash and cash equivalents were $32.1 million and $75.2 million, respectively, including investments in money market funds and United States government obligations.

The Company’s material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, fixed assets and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund its business requirements with the proceeds from the Business Combination. For the six months ended June 30, 2016, the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $(15.2) million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. Current projections indicate that this negative working capital trend is likely to continue throughout 2016.

At June 30, 2016 the consolidated financial statements reflect the cash flows of ZAIS’s operating businesses and ZAIS Zephyr A-6, L.P., the only ZAIS Managed Entity required to be consolidated under ASU 2015-02. The assets of ZAIS Group’s Consolidated Funds have an effect on ZAIS Group’s reported cash flows. The primary cash flow activities of the Consolidated Funds include: (1) raising capital from third party investors, which is reflected as non-controlling interests in the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities; (3) generating cash through the realization of certain investments; and (4) distributing cash to investors. The Consolidated Funds are treated as investment companies under U.S. GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as cash flows from operations.

As of June 30, 2016, $25.5 million of the proceeds of the Business Combination had been deployed to expand existing product lines. This amount includes a $20.5 million contribution to a majority owned subsidiary of ZAIS Group which has been established to invest in ZAIS Group managed CLO vehicles and thereby satisfy the risk retention requirements for CLO managers under the Securities Exchange Act of 1934. Up to $56 million of equity capital has been committed to a majority owned subsidiary of ZAIS Group and another ZAIS Managed Entity which carries first loss risk. There is no assurance that the full $56 million committed will be used or as to the period of time during which this utilization may be required. ZAIS Group serves as the general partner of the majority-owned subsidiary and determines when, and to what extent, capital will be called.

We continue to review our business and fund activities with a view towards improving our profitability through organic growth, reduction in expenses, acquisitions, dispositions of assets or the sale or termination of product lines. To date, we have concluded that a planned expansion in our capabilities in the residential whole loan market will no longer be a part of our future strategy and we have largely exited those activities. We have also announced the planned termination of our management agreement with ZFC REIT pending the completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Upon completion of the merger, ZAIS Group’s management fees and AUM related to mortgage strategies will decrease by approximately $(2.8) million, annually on a run-rate basis, and $(0.565) billion, respectively. However, ZAIS REIT Management, a wholly owned subsidiary of ZAIS Group, will receive a termination fee in the amount of $8.0 million upon completion of the merger. In connection with these decisions and to reduce expenses related to other infrastructure staffing, on March 8, 2016, the Company commenced a reduction in force and other restructuring which resulted in a decrease of 23 employees of ZAIS Group.  This reduction will result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. We incurred total severance charges in the amount of approximately $0.8 million, during the six months ended June 30, 2016. The Company has completed this reduction in force and now has 65 employees as of June 30, 2016 compared with 95 employees as of December 31, 2015 and 97 employees as of June 30, 2015.

Debt Obligations

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1,250,000 to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrue interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes have been paid in full. The notes mature on March 17, 2017. The notes were issued in lieu of paying certain underwriting costs at the closing of the Business Combination and, accordingly, treated as a direct cost attributable to the Business Combination and capitalized to equity.

Cash Flows

The significant amounts from the Company’s consolidated financial statements, which include the effects of the Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Six Months Ended June 30,
	2016	2015
	(dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(24,956)	$(7,229)
Net cash provided by (used in) investing activities	8,233	(114)
Net cash provided by (used in) financing activities	4,623	74,394
Change in cash and cash equivalents denominated in foreign currency	(187)	483
Net change in cash and cash equivalents	$(12,287)	$67,534

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

Net cash flow used in operating activities was $(25.0) million for the six months ended June 30, 2016. This amount primarily includes (i) net operating losses of $(11.3) million; (ii) purchase of investments in affiliated securities by the Consolidated Funds of $(10.0) million; (iii) net change in unrealized (gain) loss on investments of the Consolidated Funds of $(3.7) million; and (iv) an increase in prepaid expenses of $(1.2) million, partially offset by an increase in non-cash equity-based compensation of $1.7 million.

Net cash flow used in operating activities was $(7.2) million for the six months ended June 30, 2015. This amount primarily includes (i) net operating losses of $(10.5) million; (ii) a decrease in compensation payable of $(4.5) million, and (iii) an increase in deferred tax assets of $(2.6) million, partially offset by an increase in income and fees receivable of $8.7 million and an increase in non-cash equity-based compensation of $1.9 million.

Investing Activities

The Company’s net cash provided by investing activities was $8.2 million for the six months ended June 30, 2016. This amount primarily includes proceeds from sales of investments.

The Company’s net cash used in investing activities was $(0.1) million for the six months ended June 30, 2015. This amount primarily includes purchases of fixed assets of $(0.1) million.

Financing Activities

The Company’s net cash provided by financing activities was $4.6 million for the six months ended June 30, 2016. This amount primarily includes contributions from non-controlling interests in Consolidated Funds of $4.9 million partially offset by $(0.3) million of distributions to non-controlling interests in ZGP.

The Company’s net cash provided by financing activities was $74.4 million for the six months ended June 30, 2015. This amount primarily includes net proceeds from the Business Combination of $73.5 million and proceeds from the issuance of notes payable of $1.3 million.

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

Gain Contingencies

On April 7, 2016 the Company received notification from one of its insurance providers that the Company’s claim for reimbursement of certain legal costs relating to a formal regulatory inquiry had been approved. The total approved claim reimbursement for all legal costs incurred in excess of the $0.5 million deductible was approximately $0.7 million. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies” , approximately $0.5 million of the insurance reimbursements receivable has been recorded to other income (expense) in the consolidated statements of total comprehensive income (loss) for the portion that related to the costs incurred for the year ended December 31, 2015 in excess of the Company’s insurance deductible and a corresponding amount has been recorded to other assets in the consolidated statements of financial position. The Company also recorded approximately $0.2 million of the insurance reimbursements receivable to other assets in the consolidated statements of financial position and a corresponding amount to general, administrative and other expense in the consolidated statements of comprehensive income (loss) for the portion that related to legal bills received for the six months ended June 30, 2016. During the three months ended June 30, 2016, the Company received insurance reimbursements of $0.7 million. At June 30, 2016, approximately $0.006 million of insurance reimbursements receivable noted above is included in other assets in the consolidated statements of financial position.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, the Company did not have any off-balance sheet arrangements.

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

With regards to the Consolidated Funds, effective January 1, 2015 and subsequent to the adoption of ASU 2015-02, ZAIS Group now consolidates one ZAIS Managed Entity in which it has a majority ownership interest and, accordingly, changes in fair value of the Consolidated Fund could have a material impact on the Company’s allocable share of consolidated net income (loss) of this fund.

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

Market Risk

Market risk is monitored on an ongoing basis by the ZAIS Group risk management group that conducts monthly stress tests for the asset types held within certain of our funds and separately managed accounts using five scenarios — base, modest upside, strong upside, modest downside and severe downside risk scenarios. At June 30, 2016, the severe downside market stress scenario shows that the three year annualized downside return would be -5.13%.

A -5.13% decline in the fair market value of the AUM for ZAIS Managed Entities at June 30, 2016 would impact ZAIS Group’s management fee income by approximately $(0.2) million. Additionally, ZAIS Group could receive no incentive income due to a decline in the fair market value due the respective ZAIS Managed Entities high-water mark. A decline in the fair market value of the AUM for ZAIS Group’s structured vehicles at June 30, 2016 would not impact ZAIS Group’s management fee income because the management fee on these vehicles is based on notional par value, not market value except in the case where assets may be distressed or defaulted in which case the trustee would price these respective assets at the lower of the market value or their expected recovery rate provided by the rating agencies.

Investments in ZAIS Managed Entities

In 2015, ZAIS Group committed approximately $56 million to be invested in two ZAIS Managed Entities, of which approximately $25.5 million had been funded through June 30, 2016. These investments differ from other risks because ZAIS Group is exposed to the direct risk of loss of principal versus a decline in AUM and resultant lower management fees. Both of these investments are in ZAIS Managed Entities which employ a high degree of financial leverage (either directly or indirectly through its underlying investments) and carry first loss risk. The estimated risk of loss for these investments in a severe market downturn could reach as high as (90)% or approximately $(23.0) million (based on amounts funded through June 30, 2016). ZAIS Group also holds general partner investments in certain ZAIS Managed Entities which are also exposed to direct risk of loss of principal.

Exchange Rate Risk

Certain of ZAIS Managed Entities hold investments denominated in non-U.S. dollar currencies which may be affected by movements in the rate of exchange between the U.S. dollar and foreign currencies. However, our foreign currency exposure is hedged with forward foreign exchange contracts which substantially offset the risk of foreign currency movements against the U.S. dollar. We estimate that as of June 30, 2016, a 10% weakening or strengthening of the U.S. dollar against all or any combination of currencies to which certain of ZAIS Managed Entities have exposure to exchange rates would impact the asset values of these entities in the aggregate of plus or minus 0.029% and would not significantly impact our management fees. Additionally, ZAIS Group is exposed to exchange rate risk on the balances and operations of its wholly-owned foreign subsidiaries. The Company has determined that this risk would not significantly impact the consolidated financial statements due to the size of its foreign operations.

Interest Rate Risk

Certain of ZAIS Managed Entities have financing arrangements and hold credit instruments that accrue interest at variable rates linked to LIBOR. Interest rate changes may therefore impact the amount of interest payments, future earnings and cash flows. In the event LIBOR, and rates directly or indirectly tied to LIBOR, were to increase by 10% over LIBOR as of June 30, 2016, we estimate that the net effect on the net asset value of certain ZAIS Managed Entities would be a decline of approximately -0.152% which would not significantly impact our management fees.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2016, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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
Date: August 9, 2016

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