Form 10-K
period 2016-12-31
ZAIS Group Holdings, Inc.
filed 2017-03-24
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

As of June 30, 2016 (the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $37,635,507 based on the closing sales price of the registrant’s common stock on Thursday, June 30, 2016 as reported on the Nasdaq Capital Market.

On March 23, 2017, the registrant had a total of 14,449,840 shares of Class A common stock, par value $0.0001, and 20,000,000 shares of Class B common stock, par value $0.000001 per share, that were issued and outstanding.

FORWARD-LOOKING STATEMENTS

ZAIS Group Holdings, Inc. (“ZAIS” or the “Company”) makes forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “forecast,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the Company’s ability to identify, negotiate and successfully complete a strategic transaction, including a sale or combination or similar transaction, or a going private transaction;

•	the Company’s future financial performance;

•	changes in the market for the Company’s products;

•	the Company’s prospects and growth opportunities;

•	the ability of the Company to grow and manage growth profitably, and retain management and key employees;

•	the outcome, or unfavorable resolution, of any legal and/or regulatory proceedings that may be instituted against the Company, its subsidiaries or others;

•	the inability to continue to be listed on the NASDAQ Stock Market;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management (“AUM”);

•	the relative and absolute investment performance of advised or sponsored investment products;

•	the availability of suitable investment opportunities;

•	changes in interest rates;

•	changes in the yield curve;

•	changes in prepayment rates;

•	the availability and terms of financing;

•	conditions in the market for targeted investments;

•	the impact of capital improvement projects;

•	the impact of future acquisitions or divestitures;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Company;

•	the ability to attract and retain highly talented professionals;

•	the impact of changes to tax legislation and, generally, the tax position of the Company;

•	legislative and regulatory changes that could adversely affect the business of the Company; and;

•	other risks and uncertainties, including those set forth under Item 1, “Business” and Item 1A, “Risk Factors.”

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

Item 1. Business.

GENERAL

We are a publicly traded holding company conducting substantially all of our operations through our principal operating subsidiary, ZAIS Group, LLC (“ZAIS Group”), an investment advisory and asset management firm focused on specialized credit. ZAIS Group is a wholly-owned consolidated subsidiary of ZAIS Group Parent, LLC (“ZGP”), which is our majority-owned consolidated subsidiary.  Our Class A common stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the ticker symbol “ZAIS”.  We are headquartered in Red Bank, New Jersey and also maintain an office in London. Prior to March 2015, we were a publicly traded special purpose acquisition corporation called HF2 Financial Management Inc. (“HF2”). On March 17, 2015, we completed a business combination transaction with ZGP (the “Business Combination”), whereby we acquired a 66.5% interest in ZGP and changed our name to ZAIS Group Holdings, Inc.  In the Business Combination, HF2 made a $78.2 million cash contribution to ZGP and effected the transfer of all its outstanding shares of Class B common stock (“Class B Common Stock”) to the members of ZGP (including Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties, collectively, the “ZGP Founder Members”).

ZAIS Group was formed in 1997 and is an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “1940 Act”), and with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”). ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) and, until October 31, 2016, ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as collateralized debt obligations or loan obligations, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group had approximately $3.444 billion of assets under management (“AUM”) as of December 31, 2016. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes. ZAIS Group’s AUM is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS Group’s approach to disciplined and opportunistic credit investing focuses on investing in cash flowing assets and structures that offer an increased loss-adjusted yield or return relative to a more liquid, less complex instrument of similar credit risk. ZAIS Group manages complexity with institutional depth of experience and expertise, combined with a reliance on analytics. ZAIS Group employed 61 employees across its investment management, client relations, information technology, law, compliance, risk management, finance and operations groups as of March 24, 2017. The ZAIS Group team includes 24 investment professionals as of March 24, 2017 and is led by Christian Zugel, ZAIS Group’s founder, Chairman and Chief Investment Officer. The Company continually reviews its business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion of our capabilities in the residential mortgage whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016, which resulted in a decrease of 23 employees of ZAIS Group. At December 31, 2016, the Company had 60 employees compared with 95 employees at December 31, 2015. On October 31, 2016, the Company’s management agreement with ZFC REIT was terminated upon completion of a merger between ZFC REIT and Sutherland Asset Management Corp, which resulted in a decrease of $0.589 billion in ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. As a result of the termination of the ZFC REIT management agreement, management fees earned by ZAIS Group are expected to decrease by approximately $2.8 million annually on a run-rate basis. The decrease in management fees for the year ended December 31, 2016 was offset by the receipt of a termination payment from ZFC REIT in the amount of $8.0 million that ZAIS REIT Management LLC (“ZAIS REIT Management”), a consolidated subsidiary of ZAIS Group, received pursuant to a termination agreement between ZAIS REIT Management and ZFC REIT (the “Termination Agreement”).

On February 15, 2017, the Board of Directors of the Company established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Company’s Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of our Class A Shares so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates of these matters except as required by law or regulation.

ZAIS Group has an established track record of investing through multiple market cycles and believes that its performance across these cycles and the credit spectrum in which it invests is largely attributable to several distinguishing elements of its platform:

•	Disciplined Investing: ZAIS Group maintains a disciplined approach to credit investing coupled with robust risk mitigation.

•	Broad Credit Expertise: ZAIS Group’s proficiency at evaluating every level of the capital structure, in both mortgage and corporate credit assets and related derivative securities, enables ZAIS Group to assess relative value effectively and deploy capital opportunistically in what ZAIS Group views as the most attractive investment opportunities.

•	Flexible Approach: ZAIS Group’s infrastructure and technical experience allow ZAIS Group to manage various types of investment vehicles, including separate accounts, commingled funds, permanent capital vehicles and structured credit products, depending on the characteristics of the investment opportunity.

Competitive Strengths

With ZAIS Group’s investment track record and established platform, ZAIS believes it is well-positioned to capitalize on market opportunities due to the following attributes:

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

Distinguished Investment Track Record Across Multiple Market Cycles.   Since inception, ZAIS Group has designed investment portfolios to perform well across a range of macroeconomic scenarios or capitalize on specific market opportunities. Our longest running commingled opportunistic structured credit fund, ZAIS Opportunity Fund, has a track record spanning more than ten-years.

ZAIS Opportunity Fund Performance (1)(2)

Year	YTD		ITD
2003	18.97	% (3)	18.97%
2004	42.25%		69.24%
2005	15.43%		95.35%
2006	16.26%		127.12%
2007	2.31%		132.37%
2008	-73.57%		-38.58%
2009	103.74	% (2)	25.13%
2010	111.71%		164.91%
2011	31.75	% (2)	249.01%
2012	22.66%		328.08%
2013	8.56%		364.74%
2014	8.37%		403.63%
2015	-9.35%		356.55%
2016	18.99%		443.27%
2017(4)	3.71	% (4)	463.40	% (4)

(1) All returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A interests. All returns are net of fees including incentive allocation, if any, and expenses; reflect a blended calculation of fee-paying interests for the relevant time period; and reflect the reinvestments of dividends, interest and earnings. The year to date and inception to date ("ITD") returns represent the cumulative effect of compounding the monthly returns for the relevant period. All ITD returns and the YTD 2017 returns are unaudited. Some YTD returns reflected herein may vary from the results disclosed in the respective year's audited annual report of the Domestic Feeder due to (i) the treatment of certain transactions under generally accepted accounting principles which are discussed in further detail in notes 2 and 3 and (ii) the impact of timing differences of capital contributions throughout the years 2004 to 2007. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. (“Offshore Feeder”) Series A or Series B. An individual investor's return may vary based on timing of capital transactions. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fee or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses.

(2) The Domestic Feeder's returns YTD for 2009 and 2011 have been adjusted to include the impact of income resulting from certain withdrawal charges that were levied on withdrawing investors and retained by the Domestic Feeder for the benefit of the remaining investors. Therefore, the YTD 2009 and 2011 returns reflected herein are higher than the returns reflected in the respective years’ annual report which was calculated in accordance with accounting principles generally accepted in the United States (“GAAP”). As a result, the 2009 and 2011 ITD returns, as well as the consequential effect on subsequent ITD returns presented herein, have been adjusted to reflect the position of the remaining investors.

(3) All investors’ subscriptions in the Offshore Feeder and contributions to the Domestic Feeder during the period 8/28/03 to 10/31/03 (the “Ramp-Up Period”) were treated as if they were made on 8/28/03 based on an agreement among ZAIS Group and the investors. Allocations of net P&L during the Ramp-Up Period were allocated to each investor based on each investor’s proportionate share of initial subscriptions or contributions during the Ramp-Up Period. The YTD 2003 return reflected herein is higher than the GAAP return in the respective annual report which was based on the P&L during the Ramp-Up Period being treated as part of the investors’ October initial capital contributions.

(4) Estimated YTD and ITD return through February 28, 2017.

Broad Credit Investment Products Platform.   ZAIS Group is an active investor across a broad range of product sectors, including securitized credit and related investments. ZAIS Group’s current investments include, but are not limited to, non-agency and agency residential mortgage backed securities (“RMBS”), commercial real estate (“CRE”) investments including commercial mortgage backed securities (“CMBS”), mezzanine loans and commercial properties, corporate CLOs, individual corporate debt securities, leveraged loans, and structured corporate synthetics. Within these products, ZAIS Group invests in senior, mezzanine and equity investments. ZAIS Group’s involvement in investing across the specialized credit market provides ZAIS Group with context for assessing cross-sector relative value. The depth of ZAIS Group’s credit insight can then be used to source what ZAIS Group believes are the most attractive investment opportunities.

Diverse Client Base and Product Mix.   Since its inception in 1997, ZAIS Group has built long-term relationships with an international investor base, including public and private pension funds, endowments, foundations, insurance companies, family offices, funds of funds, sovereign wealth funds and investment advisors. ZAIS Group manages assets using a range of strategies and investment vehicles, including hedge funds, hybrid private equity funds, separately managed accounts, structured vehicles such as CLOs and, until October 31, 2016, ZFC REIT. The chart set forth below provides a breakdown of our AUM by investor type.

AUM by Investor Type as of December 31 (1):

(1)	ZAIS Group’s December 31, 2015 AUM uses values for certain structured vehicles that are prior to December 31, 2015 based on the most recent trustee report received as of December 31, 2015 for each respective vehicle.

ZAIS Group’s December 31, 2016 AUM uses values for certain structured vehicles that are prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

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

ZAIS’s Investment Vehicles

•	ZAIS Group manages customized solutions in the form of separately managed accounts and funds of one that are tailored to the investment objectives of investors. The investors in these managed accounts may generally contribute additional capital or withdraw capital with little or no notice.
•	CLOs purchase debt or loans and finance the purchases through the issuance of new debt and equity securities. Series of notes are issued with different risk-return profiles based on their position in the capital structure and payment waterfalls. The “equity securities” in such a structure typically take the first loss risk and are entitled to any excess returns from the vehicle. Should the credit quality of the portfolio deteriorate, the equity securities will often be cut off from any distributions in order to protect the more senior debt tranches and accelerate their amortization.
•	ZAIS Group’s hedge funds generally permit new and existing fund investors to contribute capital on a periodic basis (typically monthly) and to redeem their capital on a periodic basis. These funds have an indefinite life as long as they have investors and ZAIS Group elects to continue their existence.
•	ZAIS Group’s hybrid private equity style funds generally permit investors to make capital commitments when the fund is formed and these commitments are drawn down as the fund makes investments. Capital is returned to fund investors on distribution dates after the investment period has ended (averaging three years) and there is a set termination date for the respective funds. In general, fund investors may not withdraw or redeem capital during the investment period and additional fund investors are not permitted to join the fund after the fund’s final closing date.

ZAIS’s Investment Strategies

Corporate Debt Strategies

ZAIS Group’s corporate credit expertise, proprietary analytics platform and experienced credit analysts allow ZAIS Group to provide solutions and insight to optimize portfolios backed by corporate debt. ZAIS Group believes, regardless of product form or credit ratings, that integrating a breadth of information across corporate credit markets can generate investment ideas and risk management processes capable of generating above average returns. ZAIS Group has consistently sought to offer its investors opportunities to capitalize on dislocated markets across the corporate credit spectrum. As of December 31, 2016, ZAIS Group has approximately $2.072 billion deployed in corporate debt strategies.

Mortgage Strategies

ZAIS Group’s mortgage investment platform combines a skilled team of experienced mortgage investors with analytical and risk management systems focused on the residential and commercial mortgage sectors. ZAIS Group has organized its internal resources to address opportunities across the mortgage markets as such opportunities evolve. Over time, ZAIS Group has successfully positioned its platform to capitalize on market dislocations and the subsequent recovery of the mortgage securities and the Government Sponsored Enterprises’ first and second loss tranche securities. ZAIS Group has built a fully integrated investment platform focused on analyzing and managing securitized mortgage loan assets. ZAIS Group’s mortgage team is actively engaged in asset selection. ZAIS Group believes these strategies are well suited to the current mortgage environment to capitalize on market conditions. As of December 31, 2016, ZAIS Group has approximately $0.576 billion deployed in mortgage strategies.

On October 31, 2016, the Company’s management agreement with ZFC REIT was terminated upon completion of a merger between ZFC REIT and Sutherland Asset Management Corp which resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. As a result, management fees earned by ZAIS Group are expected to decrease by approximately $2.8 million annually on a run-rate basis. The decrease in management fees for the year ended December 31, 2016 was offset by the receipt of the termination payment in the amount of $8.0 million.

Multi-Strategy Vehicles

ZAIS Group also uses its credit expertise and analytics platform to manage multi strategy funds that focus on various specialized credit investments. Some of these multi strategy funds contain investments in mortgage and corporate debt strategies referred to above. As of December 31, 2016, ZAIS Group has approximately $0.796 million deployed in multi-strategy funds.

The following charts show our AUM by strategy and form of investment vehicle.

AUM by Strategy as of December 31 (1):

AUM by Vehicle Type as of December 31 (1):

(1)	ZAIS Group’s December 31, 2015 AUM uses values for certain structured vehicles that are prior to December 31, 2015 based on the most recent trustee report received as of December 31, 2015 for each respective vehicle.

ZAIS Group’s December 31, 2016 AUM uses values for certain structured vehicles that are prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

Fee and Income Structure

The following table presents the range of management and incentive fee rates on the ZAIS Managed Entities during the respective periods presented:

	Year Ended December 31,
	2016	2015
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%
CLOs	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT	1.50%	1.50%

Incentive Income (1)(2)
Funds and accounts	10% - 20%	10% - 20%
CLOs	20%	10% - 20%

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fee rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed Entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

For the management of its investment products and other vehicles, ZAIS Group receives fees and other income as follows:

Management Fee Income

Management fee income is typically based on a fixed annual percentage of net assets of the ZAIS Managed Entities and it is intended to compensate ZAIS for the time and effort ZAIS Group expends in researching, and managing investments. These fees are generally collected on a monthly or quarterly basis.

Funds and accounts: Management fees earned by ZAIS Group for funds and accounts are generally based on net asset value prior to the accrual of incentive fees/allocations or drawn capital during the investment period.

CLOs:  Management fees earned by ZAIS Group for the CLOs it manages are generally based on the par value of the collateral and cash held in the CLOs.

ZFC REIT: Through October 31, 2016, management fees earned by ZAIS Group from ZFC REIT, were based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT was paid to holders of Class B interests in ZAIS REIT Management. On October 31, 2016, the management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp which resulted in a decrease to ZAIS Group’s AUM of approximately $0.589 billion during the fourth quarter ended December 31, 2016. In addition to the reduction in ZAIS Group’s AUM, management fees earned by ZAIS Group will decrease by approximately $2.8 million annually on a run-rate basis as a result of the Termination Agreement. The decrease in management fees earned from ZFC REIT for the year ended December 31, 2016 was offset by the receipt of a termination payment in the amount of $8.0 million.

Incentive Income

In some cases, ZAIS Group receives incentive income when certain pre-agreed financial hurdles have been met.

Funds and accounts:  For ZAIS Managed Entities with hedge fund-style fee arrangements, incentive income earned by ZAIS Group is based on a percentage of the net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all of ZAIS Group’s funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations to ZAIS Group with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. For funds and accounts with private equity-style fee arrangements, incentive income earned by ZAIS Group is based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group.

CLOs:  For CLOs, incentive income is earned based on a percentage of all profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred return as specified in the respective CLO’s collateral management agreements.

ZFC REIT: The advisory agreement between ZAIS REIT Management and ZFC REIT did not provide for ZAIS Group to earn incentive income from ZFC REIT.

Capital Invested In and Through ZAIS Group’s Products

As further alignment of ZAIS Group’s interests with those of its investors, ZAIS Group and certain eligible employees have invested capital in ZAIS Managed Entities.

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

Rigorous legal and compliance analysis of ZAIS Group’s businesses and investments is ingrained in its culture. ZAIS Group strives to maintain a culture of compliance through the use of carefully tailored policies and procedures, monitoring and oversight, a code of ethics, compliance systems, communication of compliance guidance and employee education and training, including by making clear that doing business in compliance with applicable law and regulations is the responsibility of each of ZAIS Group’s employees. ZAIS Group has compliance professionals, led by a Chief Compliance Officer, who monitor ZAIS Group’s compliance with regulatory requirements to which ZAIS Group is subject and manages ZAIS Group’s compliance policies and procedures. ZAIS Group’s compliance policies and procedures address a wide variety of regulatory and compliance obligations that arise under the various bodies of law that apply to ZAIS Group’s business. Senior management is involved in various aspects of ZAIS Group’s compliance program.

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

Employees

ZAIS believes that one of the strengths and principal reasons for its success is the quality and dedication of its people. The Company continually reviews its business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion in our capabilities in the residential whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016 which resulted in a decrease of 23 employees of ZAIS Group. As of March 24, 2017, ZAIS Group employed 61 individuals, including 24 investment professionals, located in its Red Bank and London offices. At December 31, 2016, ZAIS Group had 60 employees compared with 95 employees at December 31, 2015.

Executive Officers of the Company

The following sets forth certain information with respect to our executive officers:

Christian M. Zugel, 56, founded ZAIS Group in 1997 and currently serves as the Chairman of our board of directors and as Chief Investment Officer. Mr. Zugel also served as Chairman of the board of directors of ZFC REIT from July 2011 until October 31, 2016 and Chief Investment Officer of ZFC REIT from March 2016 until October 31, 2016. Prior to founding ZAIS Group, Mr. Zugel was a senior executive with J.P. Morgan Securities Inc., where he led J.P. Morgan’s entry into many new trading initiatives. At J.P. Morgan, Mr. Zugel also served on the Asia Pacific management-wide and firm-wide market risk committees. Mr. Zugel received a Masters in Economics from the University of Mannheim, Germany.

Michael F. Szymanski, 50, currently serves as our Chief Executive Officer, President and Director and has served as the President of ZAIS Group since 2011. Mr. Szymanski also served as Chief Executive Officer, President and Director of ZFC REIT from July 2011 until October 31, 2016. Prior to joining ZAIS Group, Mr. Szymanski was Chief Executive Officer of XE Capital Management, LLC, an investment management firm specializing in structured products, from 2003 to 2008. Prior to that, Mr. Szymanski was Chief Financial Officer of Zurich Capital Markets (or ZCM), a subsidiary of Zurich Financial Group, from 2000 to 2002. At ZCM, Mr. Szymanski managed global finance, accounting, tax, treasury, and risk management for a business specializing in structured products, including hedge fund linked derivatives and principal investments. Prior to that, Mr. Szymanski was a Vice President in the Bank and Insurance Strategies Group of Lehman Brothers from 1997 to 2000, providing capital markets structuring and advisory services to financial institutions and corporations. Prior to that, Mr. Szymanski spent nine years at Ernst & Young LLP advising financial services clients, leaving as a Senior Manager in the Capital Markets/M&A Advisory Group in New York. Mr. Szymanski served in E&Y’s National Office-Financial Services Industries Group, providing internal consultation services to resolve clients’ accounting and regulatory issues, specializing in financial instruments. Mr. Szymanski also served on the board of directors of the National Stock Exchange from December 30, 2011 to February 19, 2015 and as Chairman of its audit committee from February 10, 2012 to February 19, 2015. Mr. Szymanski is a Certified Public Accountant and received a B.A. in Business Administration with a concentration in Accountancy from the University of Notre Dame and an Executive M.B.A. with a concentration in Finance from New York University’s Stern School of Business.

Howard E. Steinberg, 72, currently serves as our General Counsel and also serves as General Counsel and a Managing Director at ZAIS Group. Before joining ZAIS Group in February of 2011, Mr. Steinberg was a partner in the international law firm of McDermott Will & Emery LLP. Mr. Steinberg received a B.A. from the University of Pennsylvania and a J.D. from the Georgetown University Law Center. Effective April 1, 2017, Mr. Steinberg will resign as General Counsel and an employee of ZAIS Group and become Senior Legal Advisor to the Company and ZAIS Group. He will be succeeded by Mark Russo, 38, currently Assistant General Counsel of the Company and ZAIS Group. Mr. Russo joined the ZAIS Group Law Department in 2007. He received a B.S. from the Pennsylvania State University and a J.D. from Saint John’s University School of Law.

Nisha Motani, 45, currently serves as our Acting Chief Financial Officer (“CFO”) and Chief Accounting Officer. Ms. Motani also serves as Acting Chief Financial Officer of ZAIS Group. Ms. Motani was also Chief Accounting Officer of ZFC REIT from March 2013 until October 31, 2016. Ms. Motani brings over 20 years of financial and accounting experience to her role.  Prior to joining ZAIS in October 2003, Ms. Motani served as a Senior Manager in the Financial Services audit practice of Deloitte & Touche where she specialized in Investment Management.  Ms. Motani is a Certified Public Accountant with a B.S. in Accounting from Rutgers School of Business.

Marc D. Galligan, 62, currently serves as our Chief Risk Officer and is a Managing Director at ZAIS Group where he has served as the Chief Risk Officer since 2008 and is also Head of Middle Office. Mr. Galligan has 39 years of experience in the credit markets. Before joining ZAIS Group in August of 2008, he was a Senior Managing Director responsible for Credit Trading Risk Management at Bear Stearns, which included cash and credit derivative trading risk, as well as Leverage Finance. Before Bear Stearns, Mr. Galligan spent 20 years in a variety of credit and investment banking roles at The First National Bank of Boston and The Chase Manhattan Bank. Mr. Galligan received a B.S. in Finance from Boston College and an M.B.A. from the Thunderbird School of Global Management.

Gregory Barrett, 50, currently serves as Head of Client Relations and Business Development globally and is responsible for working with the firm’s Client Relations team, portfolio managers and CIO to lead and create distribution strategies for ZAIS. Mr. Barrett has 23 years of industry experience, including capital formation, capital introduction, and entrepreneurial start-ups. Prior to joining ZAIS in February of 2016, Barrett was a Managing Director and a senior member of Dyal Capital Partners, where he co-headed Dyal's Business Services platform. Previously, he was a senior member of Barclays Capital Prime Services Group from 2008 to 2012. During his tenure at Barclays, he was Global Head of the Capital Solutions Group and responsible for key account coverage oversight of the Capital Solutions Group. Mr. Barrett holds an M.B.A. in Finance from Fordham University and a B.A. in English and Philosophy from Franklin and Marshall College.

Organization Structure

The following diagram illustrates the Company’s corporate structure at December 31, 2016:

Available Information

The Company maintains a website at www.zaisgroupholdings.com and makes available, free of charge, on its website (a) its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K (including any amendments thereto), proxy statements and other information (collectively, “Company Documents”) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the board of directors. Company Documents filed with, or furnished to, the SEC are also available for review and copying by the public at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 and at the SEC’s website at www.sec.gov. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The Company provides copies of its Corporate Governance Guidelines and Code of Conduct and Ethics, free of charge, to stockholders who request such documents. Requests should be directed to ZAIS Investor Relations, ZAIS Group, LLC at Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701.

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

Risks Related to ZAIS Group’s Business

If ZAIS Group is unable to significantly increase its AUM, or develop new sources of revenue, our revenues and operating income will continue to be negatively impacted, and we will likely continue to incur operating losses.

ZAIS Group’s AUM has declined significantly from its peak of $11.707 billion prior to the financial crisis in 2008 to $3.444 billion as of December 31, 2016, largely attributable to the return of investor capital from certain private equity style ZAIS Managed Entities, the termination of certain legacy CLOs managed by ZAIS Group, certain investor redemptions and the challenges of raising significant new assets to replace those assets being returned to investors. While ZAIS Group had historically been profitable until 2015, it incurred net losses in both 2016 and 2015 based on GAAP. ZAIS Group incurred a smaller net loss in 2016 as compared to 2015 due to increases in revenues and other income, including the receipt in 2016 of an $8.0 million termination fee from ZFC REIT. Revenue and results of operations are primarily dependent on the management fee income and incentive income ZAIS Group earns on the assets under its management. During 2016, the alternative asset management industry has been under fee pressure, and ZAIS Group has not been able to maintain its historic fee levels. The CLO origination business, which generally has a lower embedded management fee structure than the mortgage and corporate credit funds, has grown and become a larger percentage of ZAIS Group’s AUM. The typical management fee rates for CLO vehicles generally range between 0.30% and 0.50% and for the mortgage and corporate credit funds the fee rates generally range between 0.50% and 1.50%. As a result, the average fee rate earned by ZAIS Group on the ZAIS Managed Entities has declined. The average AUM during 2015 and 2016 was approximately $4.220 billion and $3.877 billion, respectively. Additionally, ZAIS Managed Entities representing total AUM as of December 31, 2016 of approximately $0.291 billion are winding down and are in liquidation. On October 31, 2016, the management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. which resulted in a decrease of $0.589 billion in ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. As a result of this transaction, management fees earned by ZAIS Group are expected to decrease by approximately $2.8 million annually on a run-rate basis. The decrease in management fees for the year ended December 31, 2016 was offset by the receipt of a termination payment in the amount of $8.0 million. For the year ended December 31, 2016, we reported a GAAP net loss of $(3.8) million, compared with GAAP net loss of $(23.9) million for the year ended December 31, 2015. For the year ended December 31, 2016, we reported revenue of $31.7 million, which includes the non-recurring $8.0 million termination fee from ZFC REIT as compared with revenue of $23.2 million for the year ended December 31, 2015. The current recurring revenue base does not cover the current run-rate of compensation, and general and administrative expenses. The Company currently anticipates that its expenses in 2017 will exceed its revenues as they did in 2015 and 2016. If ZAIS Group is unable to significantly increase its assets under management and thereby generate additional revenue from management fee income and potentially, incentive income, or develop new sources of revenue, it is likely that we will continue incurring operating losses. In that event, we may need to sell assets to raise cash and/or curtail certain business activities, including foregoing additional investments in newly formed ZAIS Managed Entities. There is no assurance that ZAIS Group will be able to increase its assets under management or develop new sources of revenue.

Difficult market and political conditions may adversely affect ZAIS Group’s business, including by reducing the value or hampering the performance of the investments made by the ZAIS Managed Entities, each of which could materially and adversely affect ZAIS Group’s business, results of operations and financial condition.

ZAIS Group’s business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation or deflation, economic uncertainty, changes in laws (including laws relating to ZAIS Group’s taxation, taxation of investors in the ZAIS Managed Entities, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of ZAIS Group’s control and may affect the level and volatility of asset prices and the liquidity and value of investments and ZAIS Group may not be able to or may choose not to manage its exposure to these conditions. Increasing uncertainty following the U.S. election and Brexit, among other geopolitical events, could lead to increased market volatility in 2017 and future years, and uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for the ZAIS Managed Entities and their respective investee companies and investments, which could restrict their investment activities and impede their ability to effectively achieve investment objectives.

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

Furthermore, while difficult market conditions may increase opportunities to make certain distressed asset investments, such conditions also increase the risk of default with respect to investments held by the ZAIS Managed Entities, ZGP, ZAIS Group or its subsidiaries. The attractiveness of the ZAIS Managed Entities relative to other investment products could decrease depending on economic conditions. The ZAIS Managed Entities, ZGP, ZAIS Group or its subsidiaries may also be adversely affected by difficult market conditions if ZAIS Group fails to predict the adverse effect of such conditions on particular investments, resulting in a significant reduction in the value of those investments.

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

ZAIS Group’s operating cash flow may continue to be insufficient to fund its operating expenses which are currently funded by the proceeds of the Business Combination, reducing the amount of capital available to invest and correspondingly decreasing the amount of revenue potentially generated by the investments.

ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund various investments, including investments in entities in which ZAIS Group serves as the investment manager, property and equipment and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund a portion of its business requirements with the proceeds from the Business Combination. For the year ended December 31, 2016, the Company’s stand-alone (excluding the activities of the Consolidated Funds, as defined below) net cash used in operations was $8.1 million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by the proceeds of the Business Combination. The Company currently anticipates that this negative working capital trend will continue in 2017, and could limit our ability to expand our investments from the proceeds of the Business Combination, thereby decreasing the revenue potentially generated by the capital invested from the Business Combination.

ZAIS Group’s AUM has been subject to volatility and certain ZAIS Managed Entities are being liquidated or may be disposed of in the near term.

Historically, ZAIS Group’s AUM has fluctuated from time to time. ZAIS Group’s AUM has declined significantly from its peak of $11.707 billion prior to the financial crisis in 2008 to $3.444 billion as of December 31, 2016, largely attributable to the return of investor capital from certain private equity style ZAIS Managed Entities, the termination of certain legacy CLOs managed by ZAIS Group, the termination of the Company’s management agreement with ZFC REIT, certain investor redemptions and the challenges of raising significant new assets to replace those assets being returned to investors. These challenges stem largely from structured credit products being disfavored by certain investors seeking to deploy structured credit when dislocation occurs, rather than to earn cash flows from current positions in structured credit and take advantage of dislocations when they arise. Additionally, European investors have exited because of capital considerations due to regulatory requirements.

Further, ZAIS Managed Entities representing total AUM as of December 31, 2016 of approximately $0.291 billion are winding down and are in liquidation. These liquidations are expected to occur within the next 12 to 24 months. Clients invested in separately managed accounts may generally withdraw their invested capital with little or no notice which could further reduce ZAIS Group’s AUM. On October 31, 2016, the Company’s management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. which resulted in a decrease of $0.589 billion of ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. As a result, management fees earned by ZAIS Group are expected to decrease by approximately $2.8 million annually on a run-rate basis. The decrease in management fees for the year ended December 31, 2016 was offset by the receipt of a termination payment in the amount of $8.0 million. If ZAIS Group is unable to raise significant new assets to replace those that have and will be returned to investors, its AUM would be subject to further decline resulting in a lower base of assets on which it charges management fees and may receive incentive income. This, in turn, would continue to negatively impact ZAIS Group’s revenue and results of operations.

ZAIS Group derives a substantial portion of its revenues from ZAIS Managed Entities managed pursuant to advisory agreements that may be terminated.

The applicable investment advisory agreement for each of the ZAIS Managed Entities may permit the investors in a ZAIS Managed Entity to remove ZAIS Group as investment manager in certain circumstances. ZAIS Group’s separately managed accounts are governed by investment management agreements that may be terminated by investors, generally upon little or no notice and with or without cause, as set forth in the applicable agreement. Termination of these agreements would reduce ZAIS Group’s AUM and therefore negatively affect ZAIS Group’s revenue, which could have a material adverse effect on our results of operations.

ZAIS Group may not be able to maintain its current fee structure as a result of industry pressure from the ZAIS Managed Entities’ investors to reduce fees, which could have an adverse effect on its profit margins and our results of operations.

ZAIS Group has experienced declines in its fee structures for new mandates as a result of industry pressure from the ZAIS Managed Entities’ investors to reduce fees. Although ZAIS Group’s investment management fees vary among and within asset classes, historically ZAIS Group has competed primarily on the basis of its performance and not on the level of its investment management fees relative to those of its competitors. In recent years, however, there has been a general trend toward lower fees in the investment management industry as well as a general trend toward reducing management fees and incentive income to external managers, whether through direct reductions, deferrals, rebates or fee sharing arrangements. ZAIS Group’s average management fees charged with respect to certain asset types has declined as a result of this industry pressure towards lower fees. Although ZAIS Group has no obligation to modify any of its fees with respect to the existing ZAIS Managed Entities, it may experience pressure to do so. No assurance can be made that ZAIS Group will succeed in providing investment returns and service that will allow ZAIS Group to maintain its current fee structure. Fee reductions on existing or future businesses could have an adverse effect on ZAIS Group’s profit margins and our results of operations.

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

ZAIS Group’s revenue is derived principally from two sources: (1) management fee income, based on the size of the ZAIS Managed Entities and (2) incentive income, based on the performance of the ZAIS Managed Entities. A portion of ZAIS Group’s revenue and cash flow is variable, primarily due to the fact that incentive income can vary from year to year. Incentive income from certain ZAIS Managed Entities may, in some cases, be subject to (i) a hurdle and a perpetual loss carry forward, or “perpetual high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark or (ii) a priority of payments under which investor capital must be returned and a preferred return must be paid to the investor prior to any payments of incentive-based income to ZAIS Group.  For the year ended December 31, 2016, incentive income was 29.5% of ZAIS Group’s total revenues, representing a 31.1% increase over the year ended December 31, 2015. Total revenues for the year ended December 31, 2016 includes the $8.0 million termination fee received by ZAIS Group from ZFC REIT. For the year ended December 31, 2015, incentive income was 30.7% of ZAIS Group’s total revenues. In the event that any of the ZAIS Managed Entities perform poorly, ZAIS Group’s revenue and results of operations will decline, and it will likely be more difficult for ZAIS Group to obtain new investments in ZAIS Managed Entities. In addition, investors may withdraw their investments in the ZAIS Managed Entities (or, in the case of separately managed accounts, terminate investment management agreements) as a result of poor performance of the ZAIS Managed Entities or otherwise. ZAIS Group’s investors and potential investors continually assess the ZAIS Managed Entities’ performance and ZAIS Group’s ability to obtain new investments for management.

Employee misconduct could harm ZAIS Group by impairing ZAIS Group’s ability to attract and retain investors for the ZAIS Managed Entities and subjecting ZAIS Group to significant legal liability, regulatory scrutiny and reputational harm.

ZAIS Group’s ability to attract and retain investors and to pursue investment opportunities for the ZAIS Managed Entities depends heavily upon the reputation of ZAIS Group and its professionals, especially ZAIS Group’s senior professionals. ZAIS Group is subject to a number of obligations and standards arising from ZAIS Group’s investment management business. Violation of these obligations and standards by any ZAIS Group employee could adversely affect investors in the ZAIS Managed Entities and ZAIS. The nature of ZAIS Group’s business often require that it deal with confidential matters of great significance to companies in which the ZAIS Managed Entities may invest. If ZAIS Group’s employees were to use or disclose confidential information improperly, ZAIS Group could suffer serious harm to its reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions ZAIS Group takes to detect and prevent this activity may not be effective in all cases. If one or more of ZAIS Group’s employees were to engage in misconduct or were to be accused of such misconduct, ZAIS Group’s businesses and reputation could be adversely affected and a loss of investor confidence could result, which would adversely impact ZAIS Group’s ability to obtain new funds for management.

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

The integrity of ZAIS Group’s brand is critical to its ability to attract and retain clients, business partners and employees and maintain relationships with consultants. ZAIS Group operates within the highly regulated financial services industry and various potential scenarios could result in harm to its reputation. They include internal operational failures, failure to follow investment or legal guidelines in the management of accounts, intentional or unintentional misrepresentation of ZAIS Group’s products and services in offering or advertising materials, public relations information, social media or other external communications, employee misconduct (including prohibited postings on social media), legal or regulatory actions against ZAIS Group or investments in businesses or industries that are controversial to certain special interest groups. The negative publicity associated with any of these factors could harm ZAIS Group’s reputation and adversely impact relationships with existing and potential clients, third-party distributors, consultants and other business partners and subject ZAIS Group to regulatory sanctions. Damage to ZAIS Group’s brands or reputation would negatively impact its standing in the industry and result in loss of business in both the short term and the long term.

A significant portion of ZAIS Group’s AUM is or may be derived from a small number of clients, the loss of which could significantly reduce ZAIS Group’s management fees and have a material adverse effect on our results of operations.

Certain of ZAIS Group’s strategies derive a significant portion of their total AUM from assets of a single client or a small number of clients. As of December 31, 2016, the ten largest investors, the two largest investors and the largest investor accounted for approximately 43%, 29% and 17% of ZAIS Group’s AUM (including AUM of the CLO vehicles managed by ZAIS Group), respectively. The same investors accounted for approximately 89%, 60% and 35% of ZAIS Group’s AUM (excluding AUM relating to the CLO vehicles managed by ZAIS Group). If any of these clients withdraw all or a portion of their AUM, ZAIS Group’s business would be significantly affected, which would negatively impact ZAIS Group’s management fees and could have a material adverse effect on its results of operations and financial condition. Additionally, ZAIS Group’s CLO management business accounts for approximately 51% of ZAIS Group’s AUM and a loss of key employees associated with the CLO management business may impact ZAIS Group’s ability to expand or continue this business and could result in the loss of a significant amount of ZAIS Group’s AUM.

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

As of December 31, 2016, the Company recorded a Deferred Tax Asset (“DTA”) of approximately $7.0 million related to Net Operating Loss (“NOL”) carryforwards and other future deductible amounts related to the Company’s allocable share of the consolidated results of operations as well as NOL carryforwards and development stage start-up expenses incurred during the period from its inception and prior to the closing of its Business Combination with ZGP. These DTAs relate to NOL carryforwards and future deductible amounts that can be used to offset the Company’s taxable income in future periods and reduce its income taxes payable in those future periods. Unless the Company is able to generate sufficient taxable income to utilize its NOL carryforwards before their expiration, it is likely that some or all of these NOL carryforwards could ultimately expire unused. The Company incurred a net book loss for the year ended December 31, 2016 and it is anticipated the expenses will again exceed revenues in 2017. Accordingly, management believes that it is not more likely than not that its deferred tax asset will be realized and the Company has established a full valuation allowance against the deferred tax asset as of December 31, 2016.

ZAIS Group’s expenses are subject to fluctuations that could materially impact our results of operations.

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. The Company currently anticipates that its expenses in 2017 will exceed its revenues, as they did in 2016 and 2015. If ZAIS Group is unable to significantly increase its assets under management and thereby generate additional revenue from management fee income and potentially, incentive income, or develop new sources of revenue, it is likely that it will continue incurring operating losses. In that event, ZAIS Group may need to sell assets to raise cash and/or curtail certain business activities, including foregoing additional investments in newly formed ZAIS Managed Entities or investment vehicles. ZAIS Group and its affiliates have a certain level of recurring expenses in their day-to-day operations, and some of those expenses cannot be materially reduced. If ZAIS Group’s revenues do not increase, even with decreases in variable expenses, ZAIS Group’s results of operations will continue to be negatively impacted as is the case in the current year. Although management is evaluating certain alternatives which could alter the operating loss trend, there is no specific plan at this point in time that has been identified to alter the operating loss trend in future years. While ZAIS Group attempts to project expense levels in advance, there is no guarantee that unforeseen expenses will not arise.

ZAIS and ZAIS Group may be subject to litigation risks and may face liabilities and damage to ZAIS Group’s professional reputation as a result.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against investment managers have been increasing. ZAIS Group makes investment decisions on behalf of investors in the ZAIS Managed Entities that could result in substantial losses. This may subject ZAIS Group to legal liabilities or actions alleging, among other things, negligence, intentional misconduct, breach of fiduciary duty or breach of contract. Further, ZAIS Group may be subject to third-party litigation arising from allegations that ZAIS Group improperly exercised control or influence over investments. In addition, ZAIS, ZAIS Group and, the ZAIS Managed Entities, and each of their respective officers and employees are each exposed to the risks of litigation related to investment activities, including litigation from investors and shareholders. Additionally, ZAIS Group is exposed to risks of litigation or investigation by investors or regulators alleging that ZAIS Group or a ZAIS Managed Entity engaged in transactions that presented conflicts of interest that were not properly addressed.

Legal liability or the commencement of legal actions against ZAIS or ZAIS Group could have a material adverse effect on ZAIS Group’s reputation, business, financial condition and/or results of operations. ZAIS Group depends to a large extent on its business relationships and reputation for integrity and high-caliber professional services to attract and retain investors and to pursue investment opportunities for the ZAIS Managed Entities. As a result, allegations of improper conduct by ZAIS or ZAIS Group by either private litigants or regulators, whether the ultimate outcome is favorable or unfavorable to ZAIS or ZAIS Group, as well as negative publicity and press speculation about us, ZAIS Group’s investment activities or the investment industry in general, whether or not valid, may harm ZAIS Group’s reputation, which may be damaging to its businesses and negatively impact our results of operations.

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

Certain of the ZAIS Managed Entities use leverage, and ZAIS Group’s ability to achieve attractive rates of return on investments in those ZAIS Managed Entities depends on ZAIS Group’s (or, in the case of a separately managed account, the client’s) ability to access sufficient sources of indebtedness at attractive rates. The ZAIS Managed Entities may choose to use leverage as part of their respective investment programs. As of December 31, 2016, ZAIS Group served as investment manager to two ZAIS Managed Entities utilizing various degrees of leverage. These two ZAIS Managed Entities had combined AUM of $1.011 billion. The weighted average leverage ratio of these ZAIS Managed Entities is approximately 14.65% (based on net asset value), with one of the ZAIS Managed Entities accounting for a majority of the leverage employed. The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A ZAIS Managed Entity may borrow money from time to time to make investments or may enter into derivative transactions that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing or embedded leverage may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the ZAIS Managed Entity’s net asset value to increase at a faster rate than would be the case without borrowings. Losses realized with borrowed funds may also cause the net asset value of the related ZAIS Managed Entity to decrease at a faster rate than would be the case without borrowings. Any of the foregoing circumstances could have a material adverse effect on ZAIS Group’s business and our results of operations and financial condition.

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

The securities in which the ZAIS Managed Entities invest may be subordinate to other securities of the third party issuers. By their terms, the senior securities of these issuers may provide that their holders are entitled to receive payments of interest or principal on or before the dates on which payments are to be made to the more subordinate securities held by the ZAIS Managed Entities. Also, in the event of a default or other credit event including, but not limited to, liquidation, dissolution, reorganization or bankruptcy, holders of securities ranking senior to those held by the ZAIS Managed Entities may typically be entitled to receive payment in full before distributions are made to the ZAIS Managed Entities. After repaying senior security holders, the issuer of the securities held by the ZAIS Managed Entities may not have any remaining assets to use for repaying amounts owed to the securities held by the ZAIS Managed Entities. To the extent that any assets remain, holders of securities that rank equally with those securities held by the ZAIS Managed Entities would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following insolvency, the ability of the ZAIS Managed Entities to influence an issuer’s affairs and to take actions to protect their investments may be substantially less than that of the senior security holders. Additionally, since ZAIS Group invests directly in certain ZAIS Managed Entities, ZAIS Group is subject to the same risks as the ZAIS Managed Entities disclosed herein.

Third-party investors in certain of the ZAIS Managed Entities may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a ZAIS Managed Entity’s operations and performance.

Certain of the ZAIS Managed Entities require investors to make capital commitments that ZAIS Group is entitled to call from those investors at any time during prescribed periods. At December 31, 2016 one ZAIS Managed Entity, which is consolidated in our December 31, 2016 financial statements and included in Item 8 herein, has uncalled capital commitments of approximately $59.8 million, which includes $30.5 million of uncalled capital applicable to ZAIS Group. In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 24, 2017.

ZAIS Group, as investment manager to these ZAIS Managed Entities, controls the capital call process, including when and if to call additional capital. ZAIS Group has historically depended on investors fulfilling and honoring their commitments when it calls capital from them in connection with making investments and otherwise paying obligations when due. Any investor that does not fund a capital call may be subject to several possible penalties. However, the impact of any such penalty is often directly correlated to the amount of capital previously invested by the investor in the ZAIS Managed Entity and if an investor has invested little or no capital, for instance early in the life of the ZAIS Managed Entity, then certain penalties may not be as meaningful. Investors may also negotiate for lesser or reduced penalties at the outset of the ZAIS Managed Entity, thereby limiting ZAIS Group’s ability to enforce the funding of a capital call. Third-party investors in certain ZAIS Managed Entities often use distributions from prior investments to meet future capital calls. In cases where valuations of existing investments fall and the pace of distributions slows, investors may be unable to make new commitments to ZAIS Managed Entities or to meet existing commitments to the ZAIS Managed Entities. The failure of investors to honor a significant amount of capital calls for certain ZAIS Managed Entities could have a material adverse effect on the operation and performance of those ZAIS Managed Entities and, in turn, ZAIS Group’s business.

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

ZAIS Group uses various forward contracts, options, swaps (including total return swaps), caps, collars, floors, foreign currency forward contracts, currency swap agreements, currency option contracts or other instruments to manage the ZAIS Managed Entities’ exposure to market risks. The success of any hedging or other derivative transactions generally depends on the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty, the costs of the hedging transaction and other factors. Because the ZAIS Managed Entities may enter into transactions to hedge their exposure to market risks, while the transaction may reduce the risks of losses with respect to adverse movements in such market factors, the transaction may also limit the opportunity for gain if the value of the hedged positions increases. There can be no assurance that any hedging transaction will successfully hedge the risks associated with hedged positions or that it will not result in poorer overall investment performance than if it had not been executed.

While such hedging arrangements may reduce certain risks, such arrangements themselves may entail certain other risks. These arrangements may require the posting of cash or other collateral at a time when a ZAIS Managed Entity has insufficient cash or illiquid assets such that the posting of the cash is either impossible or requires the sale of assets at prices that do not reflect their underlying value. Moreover, these hedging arrangements may generate significant transaction costs, including potential tax costs and legal fees, which may reduce the anticipated returns on an investment. Finally, the CFTC has indicated that it may soon issue a proposal for certain foreign exchange products to be subject to mandatory clearing, which could increase the costs of entering into currency hedges.

ZAIS Group’s failure to appropriately address conflicts of interest could damage ZAIS Group’s reputation and adversely affect ZAIS Group’s businesses.

ZAIS Group continues to confront potential conflicts of interest relating to its investment activities on behalf of itself and the ZAIS Managed Entities. ZAIS Group serves as the investment adviser to a number of ZAIS Managed Entities, and may, in the future establish new ZAIS Managed Entities that will compete with one another and with ZAIS Group. Certain ZAIS Managed Entities have overlapping investment objectives and strategies, including different fee structures, and potential conflicts may arise with respect to ZAIS Group’s decisions regarding how to allocate investment opportunities and shared expenses among those ZAIS Managed Entities. For example, a decision to receive material non-public information about a company or loan borrower while pursuing an investment opportunity for a particular ZAIS Managed Entity gives rise to a potential conflict of interest if it results in ZAIS Group’s having to restrict the ability of other ZAIS Managed Entities to take any action with respect to such company.

There are also additional conflicts of interest that ZAIS Group encounters in managing the ZAIS Managed Entities. ZAIS Group may or may not cause a ZAIS Managed Entity to purchase different classes of securities that may have interests that conflict with the interests owned by another ZAIS Managed Entity. ZAIS Group or the ZAIS Managed Entities may hold similar positions or the same security, yet ZAIS Group may liquidate its position as circumstances warrant, potentially affecting the liquidity or value of the securities held by the other ZAIS Managed Entities. ZAIS Managed Entities may take conflicting positions with that of other ZAIS Managed Entities. For example, a ZAIS Managed Entity may take a long position while another ZAIS Managed Entity may take a short position in the same security. Additional conflicts may arise in circumstances where the ZAIS Managed Entities purchase from or sell assets to ZAIS or other ZAIS Managed Entities. Further, ZAIS Group or certain ZAIS Managed Entities may liquidate investments at different times than other ZAIS Managed Entities due to, among other things, differences in investment strategies or fund durations.

In addition to the various conflicts set forth above, conflicts of interest may exist in the valuation of ZAIS Managed Entities’ investments and related to decisions about the allocation of specific investment opportunities among the ZAIS Managed Entities and the allocation of fees and costs among the ZAIS Managed Entities. Though ZAIS Group believes it has appropriate means to resolve these conflicts, ZAIS Group’s judgment on any particular issue could be challenged. If ZAIS Group fails to appropriately address any such conflicts, it could negatively impact ZAIS Group’s reputation and its ability to raise funds, may trigger redemptions by existing clients, may result in potential litigation against us or may result in a regulatory investigation related to our practices used to address such conflicts of interest.

Certain of the ZAIS Managed Entities invest in RMBS that are subject to particular risks.

As of December 31, 2016, ZAIS Group served as investment manager to seven ZAIS Managed Entities investing a portion of their assets in RMBS with an aggregate fair market value of approximately $430.3 million.

Holders of RMBS generally bear risks inherent in structured products. In particular, the rate of defaults and losses are affected by a number of factors, including general economic conditions, the unemployment rate, the level of interest rates, the availability of mortgage credit, local conditions in the geographic area where the related mortgaged property is located, the terms of the loan, the borrower’s equity in the mortgaged property and the financial circumstances of the borrower. Further, a region’s economic condition and housing market may be directly, or indirectly, adversely affected by natural disasters or civil disturbances such as earthquakes, hurricanes, fires, floods, eruptions or riots. The above factors may have a larger effect depending on the composition and concentration of the residential mortgage loans. For example, subprime, non-conforming mortgage loans, balloon mortgage loans, interest only mortgage loans, adjustable-rate mortgage loans, and negatively amortizing mortgage loans may be subject to greater risks than traditional fixed rate mortgage loans.

Foreclosure.   Residential mortgage foreclosure rates increased significantly in connection with the crisis in the credit markets that began in 2007 – 2008. This trend negatively impacted the financial and capital markets generally and the mortgage-lending and mortgage-investment industry segments more specifically. If a residential mortgage loan is in default, foreclosure of such residential mortgage loan may be a lengthy and difficult process, and may involve significant expenses. Furthermore, the market for defaulted residential mortgage loans or foreclosed properties may be very limited. In the event that a ZAIS Managed Entity invests in RMBS collateralized by residential mortgage loans that are subsequently foreclosed on, such ZAIS Managed Entity would likely lose some or all of its investment, which could have a material adverse effect on the its performance and profitability.

Underwriting.   Defaults on residential mortgage loans underlying the RMBS may result from substandard underwriting and purchasing guidelines or the failure of the loan originator to comply with good or adequate origination guidelines. The applicable originator’s underwriting standards and any applicable purchasing guidelines may not identify or appropriately assess the risk that the interest and principal payments due on a mortgage loan will be repaid when due, or at all, or whether the market value of the related mortgaged property is sufficient to otherwise provide for recovery of such amounts. In addition, with respect to any exceptions made to the applicable originator’s underwriting standards in originating a mortgage loan, those exceptions may be subjective and may increase the risk that principal and interest amounts may not be received or recovered and compensating factors, if any, which may be the premise for making an exception to the underwriting standards may not, in fact, compensate for any additional risk. No assurance can be given that any of the mortgage loans underlying an RMBS owned by a ZAIS Managed Entity comply with an originator’s underwriting guidelines or that any mortgage loans have compensating factors in the event that those mortgage loans do not comply with the related originator’s underwriting guidelines. RMBS owned by the ZAIS Managed Entities may contain mortgage loans that may have been originated with less stringent underwriting guidelines than mortgage loans being originated in the current environment.

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

Legal/Regulatory.   Ownership of residential mortgage loans also includes the potential of certain legal risks of ownership, including assignee liabilities. The Truth in Lending Act provides that subsequent purchasers of residential mortgage loans originated in violation of certain requirements specified in the Truth in Lending Act may have liability for such violations. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) also prohibits lenders from originating residential mortgage loans unless the lender determines that the borrower has a reasonable ability to repay the loan. This requirement has been codified in the “ability-to-repay” rules (collectively, the “ATR Rules”) under the Truth in Lending Act (“Regulation Z”). The ATR Rules, among other things, require that originators follow certain procedures and obtain certain documents in order to make a reasonable, good faith determination of a borrower’s ability to repay a residential mortgage loan. In addition, the U.S. Consumer Financial Protection Bureau has issued regulations, which became effective January 2014, specifying the standards for a “qualified mortgage” that would have the benefit of a safe harbor from liability under the ATR Rules if certain requirements are satisfied, or a rebuttable presumption of safety from such liability if only certain of these requirements are satisfied. Interest-only loans, hybrid mortgage loans and balloon loans, as well as loans with a debt-to-income ratio exceeding 43% in general do not constitute qualified mortgages. Possible liabilities that could be required to be paid by an assignee of a mortgage loan include actual damages suffered by the borrower, litigation costs (which could exceed the principal amount of a mortgage loan), statutory damages and special statutory damages. A borrower may also assert a violation of the ATR Rules as a defense in a foreclosure action. Various state and local legislatures may adopt similar or more onerous provisions in the future. In addition, the qualified mortgage rule may adversely affect the market generally for mortgage-backed securities, if investors are not willing to invest in pools of mortgage loans that do not satisfy the qualified mortgage requirement. Violations of these federal and state regulations may result in losses related to the related RMBS and may result in corresponding losses to the ZAIS Managed Entities holding such RMBS.

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

Certain of the ZAIS Managed Entities invest in a variety of assets backed by commercial mortgages including collateralized mortgage backed securities (“CMBS”), commercial real estate mortgages and mezzanine loans and direct commercial property ownership. As of December 31, 2016, ZAIS Group served as an investment manager to four ZAIS Managed Entities investing a portion of their assets in CMBS, commercial real estate mortgages, mezzanine loans and direct commercial property ownership with an aggregate fair market value of approximately $47.0 million.

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

Certain of the ZAIS Managed Entities invest in leveraged loans, either directly, or through securities backed by leveraged loans, including CLOs. Additionally, ZAIS Group invests in ZAIS Managed Entities that invest in the equity tranches of CLOs which provides exposure to leveraged loans. Further, the recently adopted European and United States risk retention requirements, require ZAIS Group to invest in a percentage of the debt or equity tranches of the CLOs (and therefore leveraged loans) it manages. Currently, ZAIS Group has met this requirement through its investment in a majority owned affiliate of ZAIS Group that invests in the debt and equity tranches of certain CLOs for which ZAIS Group serves as the collateral manager. Leveraged loans may be risky and investors in these types of investments could lose some or all of their principal.

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

•	ZAIS Group depends on the diligence, skill, judgment, business contacts and personal reputations of its senior management team, including Christian Zugel, its Chief Investment Officer, Michael Szymanski, its President and Chief Executive Officer, Nisha Motani, its Chief Accounting Officer and Acting Chief Financial Officer, various senior investment professionals and other key personnel. ZAIS Group’s future success depends upon its ability to retain its senior professionals and other key personnel and its ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing investments on behalf of the ZAIS Managed Entities, have significant relationships with the institutions that are the sources of many of the investment opportunities for the ZAIS Managed Entities and, in certain cases, have strong relationships with the investors in the ZAIS Managed Entities. Therefore, if any of ZAIS Group’s senior investment professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors.

•	The departure for any reason of any of ZAIS Group’s senior professionals could have a material adverse effect on its ability to achieve its investment objectives, cause certain of its investors to withdraw capital they have invested or committed to the ZAIS Managed Entities, elect not to commit additional capital to the ZAIS Managed Entities or otherwise have a material adverse effect on ZAIS Group’s business and its prospects. The departure of some or all of those individuals, including ZAIS Group’s Chief Investment Officer, Christian Zugel, could also trigger certain “key man” provisions in the documentation governing certain ZAIS Managed Entities, which would permit the investors in those entities to withdraw their capital.

•	The market for qualified investment professionals is extremely competitive and ZAIS Group may not succeed in recruiting personnel or it may fail to effectively replace current personnel who depart with qualified or effective successors. ZAIS Group’s efforts to retain and attract its professionals may also result in significant additional expenses, which could adversely affect ZAIS Group’s profitability.

•	Many of the members of ZAIS Group’s senior management team and ZAIS Group’s senior investment professionals have entered into non-competition agreements with ZAIS Group. There is no guarantee that these individuals will not resign, join ZAIS Group’s competitors or form a competing company, or that the non-competition provisions in these agreements would be upheld by a court. If any of these events were to occur, ZAIS Group’s business would be materially adversely affected.

•

In addition to reduced levels of incentive compensation for most employees in recent years, any future decreases in levels of incentive compensation paid to employees due to the Company’s financial results could have a material adverse effect on ZAIS Group’s ability to retain or recruit personnel, including senior managers, investment professionals, key personnel and other employees, which could reduce its profitability and growth.

Risk Factors Related to Future Growth

If ZAIS Group is unable to execute development opportunities, it may not be able to implement its growth strategy successfully.

ZAIS Group’s growth strategy includes the expansion of certain of ZAIS Group’s existing businesses, as well as the development and implementation of new business opportunities. It also encompasses funding of risk retention vehicles to comply with new risk retention rules for CLO issuers. The success of these growth initiatives depends on, among other things: (a) the availability of suitable opportunities, (b) the level of competition from other companies that may have greater financial resources, (c) ZAIS Group’s ability to value potential development accurately and negotiate acceptable terms for those opportunities, (d) ZAIS Group’s ability to obtain requisite approvals and licenses from the relevant governmental authorities and to comply with applicable laws and regulations without incurring undue costs and delays, (e) ZAIS Group’s ability to identify and enter into mutually beneficial relationships with service providers and counterparties and (f) ZAIS Group’s ability to properly manage conflicts of interest. If ZAIS Group is not successful in implementing its growth strategy, its business, results of operations and the market price for our Class A Common Stock may be adversely affected.

The Company continually reviews its business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion in our capabilities in the residential whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016 which resulted in a decrease of 23 employees of ZAIS Group. This reduction is expected to result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. Total severance charges in the amount of approximately $1.0 million were incurred during the year ended December 31, 2016. On October 31, 2016, the Company’s management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp which resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. In addition, management fees earned by ZAIS Group are expected to decrease by approximately $2.8 million annually on a run-rate basis. The decrease in management fees for the year ended December 31, 2016 was offset by the receipt of a termination payment in the amount of $8.0 million. On February 15, 2017, the Board of Directors of the Company established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Company’s Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of our Class A Shares so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates of these matters except as required by law or regulation.

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

ZAIS Group’s business depends in large part on its ability to raise capital from investors in the ZAIS Managed Entities. If ZAIS Group is unable to raise such capital, it would be unable to collect management fees, which would materially and adversely affect ZAIS Group’s business and our results of operations and financial condition.

ZAIS has experienced challenges in raising significant new capital since the financial crisis in 2008 and more recently in the environment of lower interest rates and challenging regulation. Structured credit products have been disfavored by many investors, and European investors have generally reduced investments in certain securitized investment vehicles due to increased regulatory requirements. ZAIS Group’s ability to raise capital from investors depends on a number of factors, including many that are outside of its control. Investors may downsize their investment allocations to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. In the event of poor performance of the ZAIS Managed Entities, it could be more difficult for ZAIS Group to raise new capital. ZAIS Group’s investors and potential investors continually assess the performance of the ZAIS Managed Entities independently, relative to market benchmarks and relative to ZAIS Group’s competitors. ZAIS Group’s ability to raise capital for existing and future ZAIS Managed Entities, including new CLO securitizations, depends in part, on the performance of the ZAIS Managed Entities. If economic and market conditions deteriorate, ZAIS Group may be unable to raise sufficient amounts of capital to support the investment activities of future ZAIS Managed Entities. If ZAIS Group is unable to successfully raise capital, ZAIS Group’s business and our results of operations and financial condition would be adversely affected.

ZAIS Group’s existing businesses combined with any new business initiatives may place significant demands on ZAIS Group’s administrative, operational and financial resources.

ZAIS Group’s current business places significant demands on its legal, compliance, accounting and operational infrastructure. The number of employees in these disciplines has declined from 50 at December 31, 2015 to 31 at March 24, 2017, which could present significant challenges in supporting the operational needs of ZAIS Group going forward. Any new business initiatives that ZAIS Group effectuates would likely increase the demands placed on ZAIS Group and will result in increased expenses. In addition, ZAIS Group is required to continuously develop its systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Any future ZAIS Group initiatives will depend in part on, ZAIS Group’s ability to maintain an operating platform and management system sufficient to support such new initiatives and will require ZAIS Group to incur significant additional expenses and to commit additional senior management and operational resources. As a result, ZAIS Group faces significant challenges, including:

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

Certain of ZAIS Group’s initiatives may be effectuated through seed investments in ZAIS Managed Entities. ZAIS Group has already made two such investments, an investment in a ZAIS Managed Entity focused on investing in equity tranches of CLOs for which ZAIS Group serves as the investment manager and an equity investment in the first-loss equity tranche of a ZAIS Managed Entity focused on investing in high-yield bonds. Additionally, subsequent to December 31, 2016, ZAIS Group has made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 24, 2017.

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

The market for securitization products may not grow or expand, which could limit ZAIS Group’s ability to effectuate certain of its strategies, including its CLO related strategies. Certain of ZAIS Group’s initiatives rely on ZAIS Group’s ability to establish and market interests in ZAIS Managed Entities that purchase and securitize assets. If the market for securitization does not increase, ZAIS Group’s ability to effectuate certain of its initiatives dependent on securitization may not be achievable.

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

ZAIS Group’s business is subject to extensive regulation, including periodic examination, by governmental agencies and self-regulatory organizations in the jurisdictions in which it operates. The SEC oversees ZAIS Group’s activities as a registered investment adviser under the Investment Advisers Act of 1940 (“Advisers Act”). The National Futures Association (the “NFA”) and the CFTC oversee ZAIS Group’s activities as a CPO and a CTA. In addition, ZAIS Group regularly relies on exemptions from various requirements of the Securities Act, the Exchange Act, the 1940 Act, the CEA and ERISA. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom ZAIS Group does not control. If for any reason these exemptions were to be revoked or challenged or otherwise become unavailable to ZAIS Group, ZAIS Group could become subject to regulatory enforcement action or third-party claims, which could have a material adverse effect on ZAIS Group’s business.

The SEC has indicated that investment advisers who pay personnel transaction-based compensation for soliciting investments in the funds they advise, or who employ personnel solely responsible for marketing interests in the funds they advise, may be required to register as a broker-dealer or to arrange for those personnel to be registered representatives of a separate broker-dealer. ZAIS Group does not believe it or its personnel are required to so register. Additionally, the Financial Industry Regulatory Authority (“FINRA”) has adopted a new “Capital Acquisition Broker” category of firms set to become effective on April 14, 2017. If ZAIS Group were found to be subject to these rules, ZAIS Group would be subject to potentially substantial additional compliance obligations, which would further tax its compliance resources and may result in the need to hire additional personnel. No assurance can be made that new regulations, or new interpretations of existing regulations, will not result in ZAIS Group being required to register as a broker-dealer or its personnel to become registered representatives.

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

ZAIS Group’s failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of the registration of ZAIS Group’s and its relevant subsidiaries as investment advisers, CTAs or CPOs. The regulations to which ZAIS Group’s businesses are subject are designed primarily to protect investors in the ZAIS Managed Entities and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. Even if a sanction imposed against ZAIS Group, one of ZAIS Group’s subsidiaries or its personnel by a regulator is for a small monetary amount, the adverse publicity related to the sanction could harm ZAIS Group’s reputation, which in turn could have a material adverse effect on ZAIS Group’s businesses in a number of ways, including making it harder for ZAIS Group to obtain investments in the ZAIS Managed Entities and discouraging prospective clients and investors from doing business with ZAIS Group. See “—ZAIS Group is highly dependent on its information and communication systems; systems failures and other operational disruptions, including cyber-attacks, could significantly affect ZAIS Group’s business, which may, in turn, negatively affect ZAIS Group’s operating results.”

Failure to comply with “pay to play” regulations implemented by the SEC and certain states, and changes to the “pay to play” regulatory regimes, could adversely affect ZAIS Group’s businesses.

In recent years, the SEC and several states have initiated investigations alleging that certain private equity firms and asset management firms or agents acting on their behalf have paid money to current or former government officials or their associates in exchange for improperly soliciting contracts with state pension funds. In June 2010, the SEC approved Rule 206(4)-5 under the Advisers Act regarding “pay to play” practices by investment advisers involving campaign contributions and other payments to state or local candidates or government officials (including state or local government officials who run for federal office) able to exert influence on potential government entity clients. Among other restrictions, the rule prohibits investment advisers from providing advisory services for compensation to a government entity for a period of up to two years, subject to very limited exceptions, after the investment adviser, its senior executives or its personnel involved in soliciting investments from government entities make contributions (except in de minimis amounts) to certain elected candidates and officials in a position to influence the hiring of an investment adviser by such government entity. An adviser is required to implement compliance policies designed, among other matters, to track contributions by certain of the adviser’s employees and engagements of third parties that solicit government entities and to keep certain records to enable the SEC to determine compliance with the rule. In addition, there have been similar rules on a state level regarding “pay to play” practices by investment advisers.

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

The laws and regulations governing the operations of the ZAIS Managed Entities, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations and changes in their interpretation, or newly enacted laws or regulations and any failure by the ZAIS Managed Entities to comply with these laws or regulations, could require changes to certain of ZAIS Group’s business practices, negatively impact ZAIS Group’s operations, AUM or financial condition, impose additional costs on ZAIS Group or otherwise adversely affect ZAIS Group’s business. The following includes certain significant regulatory risks facing ZAIS Group’s business:

•	Changes in capital requirements may increase the cost of ZAIS Group’s financing. If regulatory capital requirements — whether under the Dodd-Frank Act, Basel III, or other regulatory action — were to be imposed on the ZAIS Managed Entities, they may be required to limit, or increase the cost of, financing they provide to others. Among other things, this could potentially require the ZAIS Managed Entities to sell assets at an inopportune time or price, which could negatively impact ZAIS Group’s operations, AUM or financial condition.

•	The imposition of additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which ZAIS Group conducts its businesses and adversely affect ZAIS Group’s profitability. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while several key aspects of the Dodd-Frank Act have been defined through final rules, their extent and impact are not yet fully known and may not be known for some time. Several aspects of the Dodd-Frank Act remain outstanding and will be implemented by various regulatory bodies over the next several years. The imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which ZAIS Group conducts its businesses and adversely affect the performance of the ZAIS Managed Entities or ZAIS Group’s profitability.

•	The implementation of the “Volcker Rule” could have adverse implications on ZAIS Group’s ability to raise funds from certain entities. In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” Subject to certain exceptions for offshore activities by non-U.S. banks and bank holding companies, the Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which generally include private equity funds or hedge funds and certain other collective investment vehicles and certain other proprietary activities. In addition, the Volcker Rule and its implementing regulations generally prohibit “proprietary trading” in many securities by banking organizations, subject to a market-making and certain other exceptions. Although the Volcker Rule regulations are lengthy and detailed and clarified many issues concerning the Volcker Rule’s scope and related exemptions, the interpretation and implementation of a variety of aspects of those regulations are still uncertain and may not be known for some time. The Volcker Rule clearly and substantially curtails investments by banking organizations in many kinds of private funds, and many commentators have suggested that notwithstanding the Volcker Rule’s market-making exception, an inability by major banking organizations (including major investment banks that are not commercial banks but are subsidiaries of bank holding companies) to engage in proprietary trading will adversely affect the depth and liquidity of the debt security markets. These developments could result in adverse impacts and uncertainties in the financial markets as well as ZAIS Group’s business. Although, in view of the nature of its investors and clients, ZAIS Group does not currently anticipate that the Volcker Rule will adversely affect the ZAIS Managed Entities or ZAIS Group’s fundraising to any significant extent, there could be adverse effects on ZAIS Group’s ability in the future to raise funds from the types of entities mentioned above as a result of this prohibition, and the proprietary trading restrictions may adversely affect trading in markets in which ZAIS Managed Entities invest.

•	Increased regulation on banks’ leveraged lending activities could negatively affect the terms and availability of credit to the ZAIS Managed Entities. In March 2013, the Office of the Comptroller of the Currency, the Department of the Treasury, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published revised guidance regarding expectations for banks’ leveraged lending activities. This guidance, in addition to the final U.S. risk retention rules that took effect in December 2016, could further restrict credit availability, as well as potentially restrict certain of ZAIS Group’s investing activities that rely on banks’ lending activities. This could negatively affect the terms and availability of credit to the ZAIS Managed Entities. See “— ZAIS Group’s use of leverage to finance ZAIS Group’s businesses exposes ZAIS Group to substantial risks, which are exacerbated by the ZAIS Managed Entities’ use of leverage to finance investments” and “— Dependence on leverage by certain of the ZAIS Managed Entities subjects them to potential volatility and contractions in the debt financing markets and could adversely affect ZAIS Group’s ability to achieve attractive rates of return on those investments.”

•	New restrictions on compensation could limit ZAIS Group’s ability to recruit and retain investment professionals .The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. Such restrictions could limit ZAIS Group’s ability to recruit and retain investment professionals and senior management executives.

Changes in partnership tax audit rules effective in 2018 will impose new obligations and potential liabilities on ZGP, ZAIS Group and the ZAIS Managed Entities and may make compliance more difficult and expensive.

On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015 (the “Act”) into law, instituting for tax years commencing after 2017 significant changes to the rules governing federal tax audits of entities such as ZGP and the ZAIS Managed Entities that are treated as partnerships for U.S. federal income tax purposes. The new rules impose an entity-level liability for taxes on partnerships (and concomitantly, in the case of a general or limited partnership (such as certain of the ZAIS Managed Entities), the general partner) in respect of Internal Revenue Service (“IRS”) audit adjustments, absent election of an alternative regime described below under which the tax liability is imposed at the partner level. The new rules constitute a significant change from existing law and will require clarification through guidance from the U.S. Treasury Department (the “Treasury”). Certain proposed regulations were issued on January 18, 2017 but subsequently withdrawn in accordance with a White House directive.

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

In May 2012, the Basel Committee on Banking Supervision (the “Basel Committee”) introduced a new capital framework, the Fundamental Review of the Trading Book (“FRTB”), which set out a number of specific measures designed to modify trading book capital requirements. The final FRTB standards were adopted by the Basel Committee in January 2016, and regulators in various jurisdictions are expected to adopt modified standards based on the FRTB standards. If such standards are adopted, new rules would likely decrease market liquidity among banks and increase the volatility of certain securities owned by ZAIS Group and the ZAIS Managed Entities.

Risk retention requirements in Europe and the United States may make securitization of assets less profitable.

Articles 404-410 (inclusive) of the Capital Requirements Regulation 575/2013 apply to credit institutions established in a member state of the European Economic Area ("EEA") and investment firms (such articles, together with any applicable guidance, technical standards or related documents published by the European Banking Authority and any related delegated regulations of the European Commission, the "CRR Retention Requirements").  Among other things, the CRR Retention Requirements restrict credit institutions and investment firms from investing in securitizations, including collateralized loan obligation transactions, unless (i) the originator, sponsor or original lender in respect of the relevant securitization has explicitly disclosed that it will retain, on an ongoing basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures and (ii) such investor is able to demonstrate that it has undertaken certain due diligence in respect of various matters including but not limited to its investment position, the underlying assets and (in the case of certain types of investors) the relevant sponsor or originator.  Similar requirements are or are expected to be imposed on European insurance companies, UCITS funds and investment funds managed by EEA alternative investment fund managers (such requirements, collectively with the CRR Retention Requirements, the "EU Retention and Due Diligence Requirements").  Failure to comply with the EU Retention and Due Diligence Requirements may result in various penalties including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge on the asset-backed securities acquired by the relevant investor.

It is not clear how the foregoing regulations will be implemented in each Member State of the European Union.  No assurance can be given that the implementation throughout the European Union of the EU Retention and Due Diligence Requirements and related legislation and regulations will not affect the requirements that will influence relevant investors’ willingness or ability to invest in securitized assets.

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

On October 21 and 22, 2014, six United States federal agencies (including the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the SEC, the Department of Housing and Urban Development, and the Federal Housing Finance Agency) adopted the US Risk Retention Regulations, which became effective in December 2016. Except with respect to asset-backed securities transactions that satisfy certain exemptions, the US Risk Retention Regulations generally require securitizers of asset-backed securities to retain not less than 5% of the credit risk of the assets collateralizing such asset-backed securities.  For purposes of these regulations, ZAIS Group will most likely be the “securitizer” for most CLOs it manages.  It is not possible to fully predict the impact of the US Risk Retention Regulations on the structured credit market, but it is possible that these new regulations may lead to reduced liquidity, a smaller market for new issuances and a general decrease in expected revenue and profit for entities (like ZAIS Group) acting as securitizer or investing in RMBS, CMBS, CLOs or other structured credit investments.

As a result of the rules discussed above, ZAIS Group is required to retain at least 5% of the credit risk of any securitization transaction that ZAIS Group sponsors in a Member State of the European Union or the United States, as applicable, and, when risk retention is required, will be prohibited for contractual and/or regulatory reasons from disposing of any such ‘risk retention’ investment for a defined period during the life of the related securitization, even when it has an opportunity to do so.

A number of ZAIS Managed Entities trade instruments that require ZAIS Group to be registered with the CFTC as a CTA and a CPO.

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

The Dodd-Frank Act requires that certain types of cleared derivatives trades be executed on a SEF. SEFs are self-regulatory organizations for purposes of the CEA, and SEF members must agree to comply with the rules and regulations of the SEF, including rules regarding trading practices, disclosure obligations, financial reporting requirements and books and records requirements. Each SEF charges transaction fees, and some SEFs require that their members indemnify the SEF against certain losses or costs that may be incurred as a result of the transactions executed on the SEF.

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

In the event of the insolvency of a prime broker, custodian, counterparty or any other party that is holding assets of ZAIS or the ZAIS Managed Entities as collateral, ZAIS or the ZAIS Managed Entities might not be able to recover equivalent assets in full as they may rank among the prime broker’s, custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, ZAIS Group has elected not to require swap dealers and major swap participants that are ZAIS Managed Entity counterparties to segregate any initial margin posted by the ZAIS Managed Entities in respect of any uncleared swaps entered into on or after November 3, 2014 in accordance with CFTC Rule 23.701. Because the cash is not segregated from such counterparty’s own cash and may not be segregated from the prime broker’s, custodian’s or other counterparty’s own cash, ZAIS or the ZAIS Managed Entities may therefore rank as unsecured creditors in relation thereto and ZAIS or the ZAIS Managed Entities, as applicable, will bear the risk of such losses. If ZAIS Managed Entities’ derivatives transactions are cleared through a derivatives clearing organization, the CFTC has issued final rules regulating the segregation and protection of collateral posted by customers of cleared swaps.

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

ZAIS Group also faces various security threats, including cyber security attacks to ZAIS Group’s information technology infrastructure and attempts to gain access to ZAIS Group’s proprietary information (including information of ZAIS Group’s clients, investors and employees), destroy data or disable, degrade or sabotage ZAIS Group’s systems. These security threats could originate from a wide variety of sources, including unknown third parties. As with all financial institutions, we may be exposed to new and emerging cyber threats against which we are not immediately or adequately protected. ZAIS Group is not aware of any cyber-attacks on its systems which prevented the Company from conducting its day to day operations in the normal course of business. Although ZAIS Group uses various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls are sufficient to prevent disruptions to ZAIS Group’s systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, such as personal client, investor, borrower and employee information, whether as a result of tampering, a breach of ZAIS Group’s network security systems, a cyber-incident or attack or otherwise, ZAIS Group could suffer financial loss, a disruption of ZAIS Group’s businesses, liability, regulatory intervention or reputational damage.

Although ZAIS Group has back-up systems and cyber security and consumer protection measures in place, ZAIS Group’s back-up procedures, cyber defenses and capabilities in the event of a failure, interruption, or breach of security may not be adequate. Insurance and other safeguards on which ZAIS Group relies may not be available or may only partially reimburse ZAIS Group for its losses related to operational failures or cyber-attacks. In addition, ZAIS Group may choose to reimburse a client in the event of a trading error or under other circumstances, even if it is not legally required to do so, and any such reimbursements could adversely affect ZAIS Group’s results of operations.

Developing and maintaining ZAIS Group’s operational systems and infrastructure and protecting ZAIS Group’s systems from cyber security attacks and threats may become increasingly challenging and costly, which could constrain ZAIS Group’s ability to expand ZAIS Group’s businesses. Any upgrades or expansions to ZAIS Group’s operations or technology may require significant expenditures and may increase the probability that ZAIS Group will suffer system interruptions and failures. ZAIS Group also depends substantially on its Red Bank office where a majority of ZAIS Group’s employees, administration and technology resources are located, for the continued operation of ZAIS Group’s business. Any significant disruption to that office could have a material adverse effect on ZAIS Group.

If ZAIS Group’s risk management systems for ZAIS Group’s asset management business are ineffective, ZAIS Group may be exposed to material unanticipated losses.

ZAIS Group’s risk management techniques and strategies may not fully mitigate the risk exposure of the ZAIS Managed Entities or ZAIS Group’s investments in all economic or market environments, or against all types of risk, including risks that ZAIS Group might fail to identify or anticipate. Some of ZAIS Group’s strategies for managing risk are based upon its use of historical market behavior statistics. ZAIS Group applies statistical and other tools to these observations to measure and analyze the risks to which the ZAIS Managed Entities are exposed. Any failures in ZAIS Group’s risk management techniques and strategies to accurately quantify such risk exposure could limit ZAIS Group’s ability to manage risks in the ZAIS Managed Entities or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause a ZAIS Group’s investments or one of its ZAIS Managed Entity’s losses to be significantly greater than the historical measures predict. Further, modeling does not take all risks into account. ZAIS Group’s approach to managing those risks could prove insufficient, exposing ZAIS Group and the ZAIS Managed Entities to material unanticipated losses.

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

Given the complexity of ZAIS Group’s investment strategies, ZAIS Group relies heavily on analytical models and information supplied by third parties. Models and data are used to value potential target assets and also in connection with hedging ZAIS Group’s positions and those of the ZAIS Managed Entities. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon could expose ZAIS Group to potential risks. For example, by relying on incorrect models and data, especially valuation models, ZAIS Group may be induced to buy assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful and result in additional costs.

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

We have two classes of common stock: Class A Common Stock and Class B Common Stock. At the closing of the Business Combination 20,000,000 shares of Class B Common Stock were transferred to the ZGP Founder Members and immediately deposited into a newly created irrevocable trust (the “ZGH Class B Voting Trust”), of which Christian Zugel is the initial sole trustee. Shares of Class B Common Stock are entitled to ten votes per share and vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our Common Stock for a vote. The ZGH Class B Voting Trust is entitled to vote the shares of Class B Common Stock in its own discretion and represents approximately 93.5% of the combined voting power of our Common Stock at December 31, 2016. In the future, even if all 180,000,000 authorized shares of Class A Common Stock are issued and outstanding, and assuming the 20,000,000 shares of Class B Common Stock remain outstanding, the holders of Class B Common Stock would hold approximately 52.6% of the combined voting power of our Common Stock. The number of shares of Class B Common Stock may be reduced in the future if the ZGP Founder Members’ ownership of our capital stock (which includes securities exercisable for or convertible into our capital stock) under certain circumstances decreases below 20%.

For so long as the outstanding shares of Class B Common Stock represent at least a majority of the combined voting power of our common stock, the holders of Class B Common Stock are able to elect all of the members of our board of directors and thereby control our management and affairs, including determinations with respect to acquisitions, dispositions, borrowings, issuances of securities, and the declaration and payment of dividends. In addition, the holders of Class B Common Stock are generally able to determine the outcome of all matters requiring approval of our stockholders, and are able to cause or prevent a change of control of the Company or a change in the composition of our board of directors, and could preclude any unsolicited acquisition of the Company even though it may be in the best interests of the holders of Class A Common Stock. In particular, this concentration of voting power could deprive holders of Class A Common Stock of the opportunity to receive a premium for their shares of Class A Common Stock as part of a sale of the Company, and could ultimately adversely affect the market price of the Class A Common Stock.

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

Because all of ZAIS’s activity is conducted through its operating subsidiary, ZAIS Group, we have no direct operations and no significant assets other than the ownership of approximately 66.5% of ZGP at December 31, 2016. With no operations of our own and no independent ability to generate revenue, we accordingly are dependent upon distributions from ZGP to pay our taxes, pay interest to creditors, pay dividends to our stockholders and make payments under the Tax Receivable Agreement. We are required to pay taxes on our allocable share of the taxable income of ZGP without regard to whether ZGP distributes any cash or other property to us. Although the ZGP LLC Agreement requires ZGP to make distributions to the holders of the Class A Units and any vested ZGP Class B Units (the “Class B Units” and together with the Class A Units, the “Units”) (including us) pro rata equal to the income tax on the cumulative positive taxable income of ZGP as determined based on an assumed tax rate and certain other factors, ZGP must have sufficient available cash in order to make these distributions. Further, although we intend to cause ZGP to make sufficient distributions to allow us to make payments under the Tax Receivable Agreement, pay interest to our creditors and pay dividends, if any, to our stockholders, deterioration in the financial condition, earnings or cash flow of ZGP and ZAIS Group for any reason could limit or impair ZGP’s ability to pay such distributions. Additionally, to the extent that we need funds and ZGP is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

Holders of Units (other than us) may, subject to certain conditions and transfer restrictions, exchange their Units for Class A Common Stock or cash or a combination of stock and cash at the election of ZAIS pursuant to the Exchange Agreement, dated as of March 17, 2015, by and among the Company, ZGP, the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee of the ZGH Class B Voting Trust, as amended on July 21, 2015 (“Exchange Agreement”). These exchanges may result in increases in our allocable share of the tax basis of the tangible and intangible assets of ZGP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that we would otherwise be required to pay in the future, although the Internal Revenue Service (“IRS”) or any applicable foreign, state or local tax authority may challenge all or part of that tax basis increase, and a court could sustain such a challenge.

In connection with the Business Combination, ZAIS entered into the Tax Receivable Agreement, which provides for payment by ZAIS to exchanging holders of Units of 85% of income or franchise tax benefits, if any, that ZAIS realizes as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of ZAIS and not of ZGP. While the actual increase in our allocable share of ZGP’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, varies depending upon a number of factors, including the timing of exchanges, the price of shares of Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable, the amount and timing of our income as a result of the possible size and frequency of the exchanges and the resulting increases in the tax basis of the tangible and intangible assets of ZGP and ZAIS’s tax position, payments under the Tax Receivable Agreement could be substantial in certain circumstances and could have a material adverse effect on our financial condition. The payments under the Tax Receivable Agreement are not conditioned upon continued ownership of us by the holders of Units.

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

Under the Tax Receivable Agreement, we are entitled to retain 15% of the total tax savings we realize as a result of increases in tax basis created by exchanges of Units for Class A Common Stock or cash, and as a result of certain other tax benefits attributable to payments under the Tax Receivable Agreement. Our ability to realize, and benefit from, these tax savings depends on a number of assumptions, including that we earn sufficient taxable income each year during the period over which the deductions arising from any such basis increases and payments are available and that there are no adverse changes in applicable law or regulations. If our actual taxable income were insufficient to fully use such tax benefits, as is the case in our current financial projections, or there were adverse changes in applicable law or regulations, we may be unable to realize all or a portion of these expected benefits and our cash flows and stockholders’ equity could be negatively affected. Refer to the Risk Factor “ ZAIS is taxable as a corporation for U.S. tax purposes and a change in projected long-term profitability could materially impact after-tax results of operations. ” for additional information on the impact of taxes on ZAIS.

Our public stockholders may experience dilution as a consequence of, among other transactions, the release of the Additional Founder Units, the issuance of any equity awards to our employees or the issuance of preferred stock.

There are 1,600,000 authorized Class B-0 Units issuable to ZAIS Group employees, of which none were outstanding as of December 31, 2016. In addition, if certain conditions are satisfied, ZGP is required to release 2,800,000 Additional Founder Units to the ZGP Founder Members and may issue 5,200,000 additional Class B Units to ZAIS Group employees. The Company may also issue equity awards to ZAIS Group employees under the 2015 Stock Plan. The Company also has the ability to issue additional shares of common stock or preferred stock on terms and conditions established by our board of directors, subject only to the number of authorized shares in our amended and restated certificate of incorporation. Accordingly, current stockholders may experience substantial dilution. Such dilution could, among other things, limit the ability of our current stockholders to participate in the future earnings and growth of the business.

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

The concentrated voting power of the Class B Common Stock may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. In addition, the ZGH Class B Voting Trust, as the holder of the Class B Common Stock, generally controls the vote on all matters presented to our stockholders for a vote, including the election of directors. Under the ZGP LLC Agreement, so long as the ZGP Founder Members own 10% of us (computed on a basis that excludes certain shares from consideration) with reference to their Class A Units in ZGP on an as-if-exchanged basis, the ZGP Founder Members can veto a sale of the Class A Units that we hold, which would prevent many forms of a sale of the Company.

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

Pursuant to the Advisers Act, none of ZAIS Group’s investment advisory and sub-investment advisory agreements may be “assigned” without the consent of the client. A sale of a controlling block of our voting securities and certain other transactions could be deemed an “assignment” pursuant to the Advisers Act and the 1940 Act. If such a deemed assignment occurs, there can be no assurance that we would be able to obtain the necessary consents from clients and, unless the necessary approvals and consents are obtained, the deemed assignment could adversely affect ZAIS Group’s ability to continue managing client accounts, resulting in the loss of AUM and a corresponding loss of revenue.

Risk Factors Relating to us and our Class A Common Stock

We incur increased costs and are subject to additional regulations and requirements as a public operating company, which could lower our profits or make it more difficult to run our business.

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

If the operating results of ZAIS Group do not improve, the expectations of investors, stockholders or financial analysts may not be met and the market price of our securities may decline further.

The price and trading volume of our Class A Common Stock has fluctuated significantly and has been impacted by our financial results, the lack of securities analysts following our stock, the relatively low liquidity of our stock and apparent program driven trading activity. If the financial results of ZAIS Group do not improve, the expectations of investors in ZAIS or securities analysts may not be met and the market price of the Class A Common Stock may further decline. Fluctuations in the price of the Class A Common Stock could contribute to the loss of all or part of your investment. The trading price of our Class A Common Stock may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting the trading price of the Class A Common Stock may include:

•	our ability to identify and successfully negotiate a strategic transaction;

•	our ability to grow and manage growth profitably which may be affected by, among other things, competition, and the ability of the company, retain its management and key employees;

•	the outcome of or cost associated with any legal proceedings that may be instituted against us or our affiliates;

•	the inability to meet NASDAQ’s continued listing requirements;

•	costs related to operating as a public company;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of AUM;

•	the annual or quarterly results of operations or financial condition of companies perceived to be similar to us;

•	the relative and absolute investment performance of advised or sponsored investment products;

•	the impact of future acquisitions or divestitures;

•	the unfavorable resolution of legal proceedings;

•	the extent and timing of any share repurchases (which have not been authorized by the Board at this time);

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or ZGP or its subsidiaries;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and us or ZGP and its subsidiaries;

•	the ability to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

Any of the above described factors or circumstances could have a material adverse effect on your investment in the Class A Common Stock. In such circumstances, the trading price of the Class A Common Stock may not recover and may experience a further decline. A decline in the market price of the Class A Common Stock also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future. The decline of our Class A Common Stock may also cause reputational harm to ZAIS which may impact our ability to attract additional commitments to the ZAIS Managed Entities. Failure to raise additional AUM for the ZAIS Managed Entities would have a negative impact on our results of operations. If securities or industry analysts commence publishing research or reports about us, and such reports, or reports on our industry and sector, are negative or unfavorable, the price and trading volume of the Class A Common Stock could decline.

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

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies make our shares of Class A Common Stock less attractive to investors.

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

As of December 31, 2016, we qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. Various reporting requirements applicable to other public companies are not applicable to “smaller reporting companies” or are modified and generally less stringent. We are currently, and in the future anticipate, taking advantage of the “smaller reporting company” reporting requirements, including rules that do not require us to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide the full disclosure regarding executive compensation, provide selected and supplemental financial information, market risk analysis and other information that would otherwise be needed in our periodic reports and proxy statements.

We cannot predict whether investors will find the Class A Common Stock less attractive because we have chosen to rely on these exemptions and modified reporting requirements. If some investors find the Class A Common Stock less attractive as a result of any decisions to reduce future disclosure, there may be a less active trading market for the Class A Common Stock and our stock price may be more volatile.

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

ZAIS Group currently holds a portion of the proceeds of the Business Combination in U.S. treasury securities and money market funds, which, as described above, are excluded from the calculation of the 40% Test.  If, however, ZAIS Group deployed those proceeds as investments in registered investment companies (such as mutual funds) or private investment companies, including as investments to allow ZAIS Group to satisfy risk retention requirements, the assets in question would constitute investment securities for purposes of Section 3(a)(1)(C) of the Investment Company Act.  In addition, if ZAIS Group deployed those proceeds to satisfy risk retention requirements as investments in securitization vehicles that are not investment companies (because they qualify for exemptions from investment company status other than the private investment company exemptions) and those securitization vehicles were not majority owned subsidiaries of ZAIS Group, those interests would also constitute investment securities.  As a result of investments of that kind, we could fail to satisfy the 40% Test, and, if there were no other exclusions or exemptions available, we would be considered an investment company and required to register as such.

A determination that we were an investment company would have a significantly adverse effect upon us, for at least the following reasons:  (1) in the absence of receiving an exemptive order from the SEC, under Section 12(d)(3) of the Investment Company Act we might not be permitted to control an investment adviser registered under the Advisers Act; (2) our current governance structure would not comply with the requirements of the Investment Company Act; (3) we would be subject to significant restrictions on transactions with affiliates unless those transactions were approved by the SEC; (4) in the absence of receiving an exemptive order from the SEC, we could be subject to restrictions on the kind of incentive compensation that could be offered to employees; and (5) we would be subject to numerous other rules, both substantive and procedural, that apply to investment companies, compliance with which would be difficult and expensive. If ZAIS Group were subject to these additional burdensome and potentially costly requirements, ZAIS Group may not be able to deploy its assets and an inability to do so could also have a significant adverse effect upon ZAIS Group’s business and upon us.

A portion of ZAIS Group’s revenue and cash flow is variable, which may impact ZAIS Group’s ability to achieve steady earnings growth on a periodic basis and may cause volatility of our Class A Common Stock.

Although ZAIS Group believes that a portion of its revenue is consistent and recurring due to its investment strategy and the nature of its fees, a portion of ZAIS Group’s revenue and cash flow is variable, primarily due to the fact that the incentive income from the ZAIS Managed Entities can vary from year to year. For the year ended December 31, 2016, incentive income was 29.5% of ZAIS Group’s total revenues, representing a 31.1% increase over the year ended December 31, 2015. In addition, ZAIS Group also received a non-recurring termination payment of $8.0 million from ZFC REIT during the year ended December 31, 2016. ZAIS Group may also experience fluctuations in its results from quarter to quarter and year to year due to a number of other factors, including changes in the values of the ZAIS Managed Entities’ investments, changes in ZAIS Group’s operating expenses, the degree to which it encounters competition and general economic and market conditions. Such variability may lead to volatility in the trading price of Class A Common Stock. Moreover, ZAIS Group’s results for a particular period are not indicative of ZAIS Group’s performance in a future period.

Potential conflicts of interest may arise between holders of Class A Common Stock and the ZAIS Managed Entities’ investors.

As an investment adviser, ZAIS Group has certain fiduciary duties and contractual obligations to the ZAIS Managed Entities. As a result, it expects to regularly take actions with respect to the purchase or sale of investments by the ZAIS Managed Entities, the structuring of investment transactions for the ZAIS Managed Entities or otherwise in a manner consistent with such duties and obligations but that might at the same time adversely affect ZAIS Group’s near-term results of operations or cash flows. This may in turn have an adverse effect on the price of Class A Common Stock or on the interests of holders of Class A Common Stock. Additionally, to the extent ZAIS Group fails to appropriately deal with any such conflicts of interest, it could negatively impact ZAIS Group’s reputation and ability to raise additional assets in the ZAIS Managed Entities.

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

ZAIS Group’s future success and potential for growth depend to a substantial degree on its ability to retain and motivate its senior management team, senior investment professionals and other professionals and to strategically recruit, retain and motivate new talented personnel, including new senior professionals. Replacing key individuals would involve significant time and expense and may cause significant disruption to ZAIS Group’s business, including certain of its initiatives. Members of ZAIS Group’s senior management team and investment professionals have received a portion of their compensation in the form of unvested Class B-0 Units which were cancelled on December 30, 2016 in consideration of the receipt, in substitution therefor, of restricted stock units of the Company or cash, both subject to vesting requirements. The restricted stock units vested on March 17, 2017 and, in the case of holders of Class B-0 Units who elected cash and remained employed by ZAIS Group or its subsidiaries through March 17, 2017, cash was paid on March 22, 2017. The indicative value of restricted stock unit awards has declined since the award date of the original issuance of the Class B Units based upon our stock price performance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

ZAIS’s principal executive offices are located in leased office space at Two Bridge Avenue, Red Bank, New Jersey. ZAIS also leases the space for its office in London. ZAIS does not directly own any real property. On January 6, 2017, ZAIS Group provided notice to its current landlord of its intention to vacate its principal office space. ZAIS Group is currently in negotiations and intends to enter into a new lease agreement for a cost not to exceed its current annual leasing cost for its primary office space.

Item 3. Legal Proceedings.

On March 6, 2017, a complaint was filed in the Supreme Court of the State of New York, County of New York, entitled Parsifal Partners B, LP against Christian Zugel, Michael Szymanski, R. Bruce Cameron (a former Chairman and Chief Executive Officer of HF2 and former director of the Company), ZAIS Group Holdings, Inc. and Berkshire Capital Securities LLC. The complaint contains claims alleging breaches of fiduciary duties and contract, tortious interference, fraudulent concealment and unjust enrichment. The plaintiff’s allegations include that in connection with the Business Combination, the defendants unlawfully decreased the plaintiff’s equity interest in the Company and unlawfully restricted the alienation of plaintiffs remaining equity interest in the Company. The complaint seeks damages of not less than $4.2 million, plus interest, and punitive damages. The Company believes that the allegations in the complaint against the Company and Messrs. Zugel and Szymanski are completely without merit and intends to defend this case vigorously. The Company has been advised by counsel to R. Bruce Cameron and Berkshire Capital Securities LLC that they believe the allegations in the complaint against them are completely without merit and that they also intend to defend the case vigorously.

Additionally, although ZAIS may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, ZAIS is currently not a party to any pending material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Class A Common Stock is being traded on the NASDAQ Capital Market under the symbol “ZAIS.” Our Class B Common Stock is not listed or publicly traded. On March 23, 2017 the last sales price for the Company’s Class A Common Stock on the NASDAQ Capital Market was $2.26 per share.

The following table presents the high and low sales prices per share of the Company’s Class A Common Stock during each calendar quarter for the year ended 2016:

Period	High	Low
October 1, 2016 through December 31, 2016	$2.50	$1.29
July 1, 2016 through September 30, 2016	4.98	1.88
April 1, 2016 through June 30, 2016	5.57	1.32
January 1, 2016 through March 31, 2016	8.88	3.32

The following table presents the high and low sales prices per share of the Company’s Class A Common Stock during each calendar quarter for the year ended 2015:

Period	High	Low
October 1, 2015 through December 31, 2015	$10.85	$8.99
July 1, 2015 through September 30, 2015	10.94	5.71
April 1, 2015 through June 30, 2015	12.21	8.80
January 1, 2015 through March 31, 2015	10.50	8.51

Holders

As of March 23, 2017, the Company had 60 registered holders of its common stock. The 60 holders of record include Cede & Co., which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent.

Dividends

We have never declared or paid any cash dividend on our common stock. The declaration, amount and payment of any future dividends on shares of the Company’s Class A Common Stock will be at the sole discretion of our board of directors and it may reduce or discontinue entirely the payment of such dividends at any time. Our board of directors may take into account general and economic conditions, our financial condition and operating results, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by the Company’s subsidiaries to it, and such other factors as our board of directors may deem relevant.

ZAIS is a holding company and has no material assets other than its ownership of Class A Units of ZGP. We intend to cause ZGP to make distributions to the Company in an amount sufficient to cover cash dividends, if any, declared by it. If ZGP makes such distributions to ZAIS, the other holders of Class A Units will also be entitled to receive distributions pro rata in accordance with the percentages of their respective limited liability company interests.

Recent Sales of Unregistered Equity Securities; Use of Proceeds from Registered Securities

None.

Recent Purchases of Equity Securities

None.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

Overview

ZAIS is a holding company conducting substantially all of its operations through ZAIS Group, a wholly-owned subsidiary of ZAIS’s majority-owned subsidiary, ZGP. ZAIS Group commenced operations in July 1997 and is headquartered in Red Bank, New Jersey. ZAIS Group also maintains an office in London. ZGP became the sole member and 100% equity owner of ZAIS Group on March 31, 2014 pursuant to a merger transaction which is described in detail in the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2015 (the “Closing 8-K”). ZAIS Group is an investment advisory and asset management firm focused on specialized credit. ZAIS Group is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) and, through October 31, 2016, ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as collateralized debt or loan obligations, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes. ZAIS Group had approximately $3.444 billion of assets under management (“AUM”) at December 31, 2016 which is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned consolidated subsidiary of ZAIS Group, was the external investment advisor to ZFC REIT. On October 31, 2016, the Company terminated its management agreement (the “Termination Agreement”) with ZFC REIT upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp which resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during fourth quarter ended December 31, 2016. In addition, management fees are expected to decrease by approximately $2.8 million annually on a run-rate basis. The decrease in management fees earned by ZAIS Group for the year ended December 31, 2016 was offset by the receipt of the termination payment pursuant to the Termination Agreement. On February 15, 2017, the Board of Directors of the Company established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Company’s Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of our Class A Shares so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates on any of these matters except as required by law or regulation.

Pursuant to accounting principles generally accepted in the United States (“GAAP”), we are required to consolidate certain of the ZAIS Managed Entities in which we hold a variable interest and are deemed to be the primary beneficiary (the “Consolidated Funds”).

Our primary sources of revenues and other income are (i) management fee income, which is based predominantly on the net asset values of the ZAIS Managed Entities, (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities and (iii) income of the consolidated ZAIS Managed Entities which is generated from the portfolios of the Consolidated Funds, a portion of which is allocated to non-controlling interests in Consolidated Funds. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds is eliminated in consolidation.

Additionally, a significant source of our income is derived from gains of Consolidated Funds’ investments. These gains are primarily related to the Consolidated Funds’ investments in collateralized financing entities investing in bank loans.

Organization Structure

The following diagram illustrates our corporate structure at December 31, 2016:

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

On March 9, 2015, the stockholders of HF2 approved the Business Combination and the transaction closed on March 17, 2015 (the “Closing”). In connection with the Closing, HF2 changed its name to ZAIS Group Holdings, Inc. Refer to Note 2 - "Business Combination" of the Company’s consolidated financial statements included in this Annual Report on Form 10-K for additional information. Prior to the Closing, HF2 was a shell company with no operations. Upon the Closing, ZAIS became a holding company whose assets primarily consist of an approximate 66.5% interest in its majority-owned subsidiary, ZGP. Prior to the Closing, Christian Zugel served as the managing member of ZGP. Upon the Closing, ZAIS became the managing member of ZGP.

Consolidation of ZAIS Managed Entities

We adopted ASU 2015-02 using the modified retrospective method, which resulted in an effective date or adoption of January 1, 2015 and did not require the restatement of prior period results. Pursuant to this guidance, we are required to consolidate the Consolidated Funds. As a result, certain ZAIS Managed Entities which were required to be consolidated in periods prior to January 1, 2015 are no longer being consolidated. Refer to our consolidated financial statements included in this Form 10-K for additional information regarding the adoption of ASU 2015-02 and the deconsolidation of certain ZAIS Managed Entities. Additionally, refer to the sections below which compare the periods on an “Adjusted EBITDA Basis – Non GAAP”, which removes the impact of consolidation of the Consolidated Funds.

Generally when a ZAIS Managed Entity is consolidated, the assets, liabilities, revenues, expenses and cash flows of that entity are reflected on a gross basis, subject to eliminations in consolidation. If the consolidated ZAIS Managed Entity is a CLO, the revenue and expenses are not reflected on a gross basis. Instead, our share of the net income of the CLO is reported in Net gain (loss) on beneficial interest of collateralized financing entity in our Consolidated Statements of Comprehensive Income (Loss). The consolidation has no effect on our net income since our share of the earnings from these Consolidated Funds is included in equity. Additionally, the presentation of compensation expense and other expenses associated with generating such reclassified revenue is not affected by the consolidation process.

The Dodd-Frank credit risk retention rules, which became effective on December 24, 2016, will now apply to any newly issued CLOs or certain cases in which an existing CLO is refinanced, issues additional securities or is otherwise materially amended. The rules specify that for each CLO, the collateral manager of the CLO must purchase and hold, unhedged, directly or through a majority-owned affiliate, either (i) 5% of the face amount of each tranche of the CLO’s securities, (ii) an amount of the CLO’s equity equal to 5% of the aggregate fair value of all of the CLO’s securities or (iii) a combination of the two for a total of 5%. The required risk must be retained until the latest of (i) the date that the CLO has paid down its securities to 33% of their original principal amount, (ii) the date that the CLO has sold down its assets to 33% of their original principal amount and (iii) the date that is two years after closing. The Company will continue to assess its investments in the CLOs to determine whether or not the Company will be required to consolidate the CLOs in its financial statements.

ZAIS CLO 5, Limited (“ZAIS CLO 5”), closed on October 26, 2016. The CLO invests primarily in first lien senior secured bank loans and had a total capitalization of $408.5 million, which consisted of senior and mezzanine notes with an aggregate par amount of $368.0 million and subordinated notes of $40.5 million. ZAIS CLO 5 matures in October 2028. At December 31, 2016, ZAIS Zephyr A-6, LP, (“Zephyr A-6”) which is consolidated by the Company, had an investment of $20.3 million in ZAIS CLO 5 which represents approximately 2% economic interest in the senior and mezzanine notes and approximately 32% economic interest in the subordinated notes of ZAIS CLO 5. The Company has consolidated ZAIS CLO 5 in its consolidated financial statements in accordance with ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”).

Additionally, ZAIS CLO 6 Limited was formed in November 2016 and is in the warehouse phase (“ZAIS CLO 6 Warehouse”). At December 31, 2016, ZAIS CLO 6 Warehouse continued to finance the majority of its loan purchases using its warehouse facility. During the year ended December 31, 2016, Zephyr A-6 contributed $15.0 million to ZAIS CLO 6 Warehouse. The Company does not consolidate ZAIS CLO 6 Warehouse in its consolidated financial statements.

Core Business

Revenues

Our principal sources of revenues are management fee income and incentive fees for investment advisory services provided to the ZAIS Managed Entities. For any given period, our revenues are influenced by the amount of AUM, the investment performance and the timing of when incentive income is recognized for certain of the ZAIS Managed Entities, as discussed below.

Management fees. Management fees earned by ZAIS Group for funds and accounts are generally based on net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or drawn capital during the investment period.

Management fees earned for the CLOs which we manage are generally based on the par value of the collateral and cash held in the CLOs. Additionally, subordinated management fees may be earned from CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. The subordinated management fee is an additional payment for the same collateral management service, but has a lower priority in the CLOs’ cash flows and is contingent upon the economic performance of the respective CLO. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees.

Prior to October 31, 2016, management fee income earned by ZAIS Group from ZFC REIT, was based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT was paid to holders of Class B interests in ZAIS REIT Management. The payment to the Class B interests in ZAIS REIT Management was recorded as distributions to non-controlling interests in ZAIS Group Parent, LLC. On October 31, 2016, the management agreement with ZFC REIT was terminated upon the completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million.

Management fees are generally collected on a monthly or quarterly basis.

Incentive income. Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable, also referred to as crystallized and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, payment of the incentive income to ZAIS Group by the ZAIS Managed Entities. The criteria for revenue recognition are typically met only after any profits exceed a high-water mark for vehicles with hedge fund-style fee arrangements and only after all contributed capital and the preferred return, if any, have been distributed to the investors in vehicles with private equity-style fee arrangements and CLOs.

ZAIS Managed Entities with hedge fund-style fee arrangements are those that pay ZAIS Group, on an annual basis, an incentive fee/allocation based on a percentage of net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, ZAIS Managed Entities with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. ZAIS Managed Entities with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of cumulative profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred inception to date return as specified in the respective CLOs’ collateral management agreements. The advisory agreement between ZAIS REIT Management and ZFC REIT did not provide for incentive fees.

The management fee income and incentive income from the Consolidated Funds are eliminated in consolidation, and therefore are not reflected as revenue in our consolidated financial statements. ZAIS Group’s share of the earnings from the consolidated ZAIS Managed Entities is increased by the amount of the management fee income and incentive income that are eliminated in consolidation.

The following table presents the range of management and incentive fee rates on the ZAIS Managed Entities during the respective periods presented:

	Year Ended
	2016	2015
Management Fee Income(1)
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%
CLOs	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT	1.50%	1.50%

Incentive Income (1)(2)
Funds and accounts	10% - 20%	10% - 20%
CLOs	20%	10% - 20%

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fee rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed Entities may be subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

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

Our compensation plans include the following:

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

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applied to approximately 60 employees of ZAIS Group all of whom had an annual base salary of less than $300,000. The purpose of the Retention Payment Plan was to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group is not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees were entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remained employed by ZAIS Group on such dates. The aggregate amount of retention payments paid to all participants under the Retention Payment Plan was $4.6 million. In addition, on March 1, 2016, the Compensation Committee of the Board of Directors of ZAIS approved a retention payment of $900,000 to Howard Steinberg, the Company's General Counsel, which was paid on March 15, 2016. This retention payment and the payments under the Retention Payment Plan are included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016.

ZAIS Group, LLC Income Unit Plan

Under the ZAIS Group Income Unit Plan (the “Income Unit Plan”), a portion of ZAIS Group’s net operating income (after making certain adjustments) was due to certain of ZAIS Group’s employees. These amounts were accrued as compensation expense in the period incurred. This plan was terminated effective December 31, 2014 in connection with the Business Combination. No further amounts are payable under this plan.

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group previously entered into agreements with employees to share with them a percentage of income generated from certain ZAIS Managed Entities (“Points Agreements”). Under existing Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from the referenced entities, including income from the Consolidated Funds that is eliminated in consolidation, to certain employees and former employees. Amounts payable pursuant to the Points Agreements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs later than when the related income is received. Recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. ZAIS Group does not anticipate entering into additional Points Agreements. We did not incur any compensation expense relating to the Points Agreements for the year ended December 31, 2016.

General, administrative and other. General, administrative and other expenses are related to professional services, research services, occupancy and equipment, technology, travel and entertainment, insurance and other miscellaneous expenses.

Net gain (loss) on investments. Net gain (loss) on investments primarily consists of net gains and losses on our investments in the ZAIS Managed Entities.

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

The reduction in AUM has decreased our management fee income and incentive income, which are our two principal sources of operating cash flow. As a result of this reduction, in 2015 and for the year ended December 31, 2016, revenues and operating cash flow were insufficient to cover operating expenses and excess working capital needs were funded by the proceeds of the Business Combination. It is currently expected that this negative working capital trend is likely to continue through the end of 2017. ZAIS Managed Entities representing total AUM as of December, 31, 2016 of approximately $0.291 billion are winding down and are in liquidation. These liquidations are expected to occur within the next 12 to 24 months. On October 31, 2016, the Company’s management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp which resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during fourth quarter ended December 31, 2016. In addition, management fees earned by ZAIS Group are expected to decrease by approximately $2.8 million annually on a run-rate basis. The decrease in management fees for the year ended December 31, 2016 was offset by the receipt of the termination payment in the amount of $8.0 million pursuant to the Termination Agreement. On February 15, 2017, the Board of Directors of the Company established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Company’s Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of our Class A Shares so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates on any of these matters except as required by law or regulation.

See "Item 1A. Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks to which our businesses are subject.

Non-GAAP Financial Measures

Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA

Our management reviews its results on both a Net income (loss) (excluding Consolidated Funds of ZAIS Group) and an Adjusted EBITDA basis. Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are key performance measures used by management when making operating decisions, assessing financial performance and allocating capital resources. Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are non-GAAP financial measures that exclude the adjustments described below that are required for presentation of our results on a GAAP basis. These measures supplement and should be considered in addition to and not in lieu of the results of operations prepared in accordance with GAAP:

Adjustments to Net income (loss) to derive Net income (loss) (excluding Consolidated Funds of ZAIS Group):

•	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of revenues, expenses and other income (loss).

Adjustments to Net income (loss) (excluding Consolidated Funds of ZAIS Group) to derive Adjusted EBITDA:

•	Compensation expense related to the Income Unit Plan. The Income Unit Plan was implemented in 2013 and was designed to deliver equity-like participation in ZAIS Group’s pre-tax income to key employees. Payments under the Income Unit Plan were recognized as compensation under GAAP. The Income Unit Plan was terminated effective December 31, 2014. Management does not consider these expenses to be reflective of on-going operating performance.

•	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

•	Severance. We incurred severance costs in 2016 primarily due to a reduction in force on March 8, 2016, which resulted in a decrease of 23 employees of ZAIS Group (see Item 1. Business – “General” in this Annual Report on Form 10-K for further discussion). Additionally, we incurred severance costs in 2015 primarily related to the closing of our Shanghai office. Management does not consider these expenses to be reflective of ongoing operating performance.

•	Impairment loss on goodwill. Management does not consider this non-cash expense to be reflective of operating performance.

•	Depreciation and amortization. Management does not consider these non-cash expenses to be reflective of operating performance.

•	Any applicable taxes, interest expense and foreign currency translation adjustments. Management does not consider these amounts to be reflective of operating performance.

The calculation of Adjusted EBITDA may not be directly comparable to other similar non-GAAP financial measures reported by other asset managers. We believe that Adjusted EBITDA is a useful benchmark for measuring our performance. We also believe that investors should review the same supplemental financial measures that management uses to analyze the business. We also review management fee income, incentive income, other revenues, compensation and benefits, non-compensation expenses and net gain (loss) on investments on an Adjusted EBITDA basis after excluding the adjustments described above. As a result, the metrics are also considered non-GAAP financial measures.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Consolidated net income (loss), net of tax	$(3,784)	$(23,862)	$20,078	84%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(7,289)	$(24,011)	$16,722	70%

Adjusted EBITDA - Non-GAAP	$(1,943)	$(14,328)	$12,385	86%

Revenues

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Management fee income	$22,015	$15,802	$6,213	39%
Incentive income	9,346	7,131	2,215	31%
Other revenues	316	298	18	6%
Total Revenues	$31,677	$23,231	$8,446	36%

Total revenues increased by $8.4 million primarily due to:

•	A $6.2 million increase in management fee income was primarily due to the $8.0 million termination payment received from ZFC REIT, partially offset by a decrease in management fee income resulting from the year-over-year reduction in average AUM of $0.343 billion.

•	A $2.2 million increase in incentive income primarily was driven by increased performance results in 2016 for certain ZAIS Managed Entities, partially offset by a reduction in incentive income as a result of incentive income recognized during 2015 that was not recognized during 2016 for certain managed accounts which liquidated in 2015 and residual incentive income received and recognized in 2015 which related to 2014 fund performance.

The following table details the changes to our AUM:

	Year Ended December 31, 2016
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$1.914		$1.494	$0.749	$4.157
Contributions (2)	0.667	(10)	—	0.002	0.669
Distributions (3)	(0.166)		(0.195)	—	(0.361)
Redemptions (4)	(0.129)		(0.090)	(0.022)	(0.241)
Gain & Loss (5)	0.031		0.062	0.126	0.219
Other (6)	(0.245)		(0.695)	(0.059)	(0.999)
End of Period AUM (7)	$2.072		$0.576	$0.796	$3.444

Average AUM (8)	$1.948		$1.186	$0.743	$3.877

	Year Ended December 31, 2015
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (9)	$1.931		$1.505	$0.770	$4.206
Contributions (2)	0.522	(11)	—	0.018	0.540
Distributions (3)	(0.276)		(0.020)	(0.001)	(0.297)
Redemptions (4)	(0.289)		(0.050)	(0.052)	(0.391)
Gain & Loss (5)	(0.018)		0.005	(0.056)	(0.069)
Other (6)	0.044		0.054	0.070	0.168
End of Period AUM (1)	$1.914		$1.494	$0.749	$4.157

Average AUM (8)	$1.840		$1.535	$0.842	$4.220

(1) AUM uses values for certain structured vehicles that are prior to December 31, 2015 based on the most recent trustee report received as of December 31, 2015 for each respective vehicle.

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

(7) AUM uses values for certain structured vehicles that are prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

(8) Average is based on the beginning balance, quarterly balances and ending balance for the period presented.

(9) AUM uses values for ZAIS Value Added Real Estate Fund I, L.P. as of September 30, 2014 and values for certain structured vehicles that are prior to December 31, 2014 based on the most recent trustee report received as of December 31, 2014 for each respective vehicle. AUM as of December 31, 2014 has been updated to use the December 31, 2014 value of $0.795 for ZFC REIT.  The previously reported AUM for December 31, 2014 was $4.134 and was previously reported using the value of ZFC REIT as of September 30, 2014 of $0.723 billion.

(10) Amount includes $212.7 million and $269.4 million of assets related to ZAIS CLO 5 and CLO 4, respectively. In connection with the pricing of ZAIS CLO 5, there was a (i) reduction in leverage of $153.4 million for the obligation to repay the ZAIS CLO 5 warehouse financing and (ii) an $8.3 million distribution to the equity investor in the warehouse phase. These amounts are included in the Other and Distributions rows in the table above. There was also $0.6 million of reductions related to change in aggregate principal balance and other items for CLO 5 during the period which is included in Other in the table above. In connection with the pricing of CLO 4, there was a reduction in leverage of $93.5 million for the obligation to repay the CLO 4 warehouse financing and (ii) $22.5 million of redemptions for amounts returned to the equity investors in the warehouse phase. These amounts are included in the Other and Redemptions rows in the table above. There was also a $0.7 million increase related to change in aggregate principal balance and other items for CLO 4 during the period which is included in Other in the table above.

(11) Amount represents the pricing of CLO 3. Balance includes $2 million of inflows into structured CLO warehouse vehicles that were received from other ZAIS Managed Entities. Total firm wide AUM has not been adjusted for these inflows related to the CLO warehouse period.

Expenses

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Compensation and benefits	$31,380	$26,971	$4,409	16%
General, administrative and other	12,263	17,064	(4,801)	-28%
Depreciation and amortization	267	730	(463)	-63%
Expenses of Consolidated Funds	82	206	(124)	-60%
Total Expenses	$43,992	$44,971	$(979)	-2%

Total expenses decreased by $1.0 million primarily due to:

•	A $4.4 million increase in compensation and benefits was primarily due to: a $9.6 million increase in incentive compensation primarily relating to the accrual for year-end bonuses and guarantees in 2016 and the payment of retention and sign-on bonuses during 2016; offset by a $3.9 million decrease in salaries and associated payroll taxes and other employee benefits due to the reduction in force and other restructuring; a $0.1 million decrease in severance costs; a $0.2 million decrease related to a residual payment made during 2015 under the Income Unit Plan which was terminated effective December 31, 2014; and a $0.8 million decrease in equity compensation relating to an increase in the forfeiture rate on the Company’s B-0 units due to higher than expected employee turnover.

•	A $4.8 million decrease in general, administrative and other expenses was primarily due to: a $3.3 million decrease in professional fees (primarily in accounting and legal fees) and a $1.5 million decrease primarily relating to a focused expense reduction with regard to occupancy and utilities, information systems, and travel and entertainment.

•	A $0.5 million decrease in depreciation and amortization primarily due to a change in the useful life assumptions for leasehold improvements in 2015.

Our results of operations depend, in part, on the level of our expenses, which can vary from period to period. We currently anticipate that our expenses will exceed our revenues in 2017, as they did in 2016 and 2015. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2017 or beyond.

Other Income (Loss)

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Net gain (loss) on investments	$273	$32	$241	753%
Other income (expense)	762	147	615	418%
Impairment loss on goodwill	—	(2,655)	2,655	100%
Net gains (losses) on Consolidated Funds’ investments	8,333	509	7,824	1,537%
Net gain (loss) on beneficial interest of collateralized financing entity	(842)	—	(842)	-100%
Total Other Income (Loss)	$8,526	$(1,967)	$10,493	533%

Total other income increased by $10.5 million primarily due to:

•	A $7.8 million increase in net gains (losses) on Consolidated Funds’ investments related to Zephyr A-6, a Consolidated Fund which launched in the fourth quarter of 2015. This Consolidated Fund primarily invests in CLOs and warehouses of CLOs, both of which are managed by ZAIS Group, and are categorized as Level 3 assets in the fair value hierarchy. For more information on the Company's valuation policy for Level 3 assets, see Note 4, “Fair Value of Investments”, to our consolidated financial statements.

•	A $2.7 million decrease in impairment loss on goodwill relating to an impairment loss recognized in 2015 which was not recognized in 2016.

Income Taxes

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Income tax (benefit) expense	$(5)	$155	$(160)	-103%

Income tax (benefit) expense decreased by $0.2 million due primarily to a decrease in income taxes for ZAIS Group’s Shanghai subsidiary during the year ended December 31, 2016.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2016, the Company has determined that the current management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has recorded a book loss for the year ended December 31, 2016 and it is anticipated that expenses will continue to exceed revenues in 2017. Although management is evaluating certain alternatives which could alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that the Company’s deferred tax asset will be realized, and the Company has continued to maintain a full valuation allowance against the deferred tax asset of as of December 31, 2016. The Company has recorded a change in its valuation allowance of approximately $1.9 million in its Consolidated Statements of Comprehensive Income (Loss) in connection with the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the year ended December 31, 2016. The Company intends to maintain a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 10, “Income Taxes” to the Company’s consolidated financial statements for further information regarding the items affecting the Company’s effective income tax.

As of and for the years ended December 31, 2016 and December 31, 2015, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Foreign currency translation adjustment	$(343)	$238	$(581)	-244%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that the Company uses to translate the assets and liabilities of its foreign subsidiaries and primarily relate to fluctuation in exchange rates with regard to our UK subsidiary.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
Non-controlling interests in Consolidated Funds	$3,505	$149	$3,356	2,252%

Non-controlling interests in ZAIS Group Parent, LLC	$(2,129)	$(10,206)	$8,077	79%

•	A $3.4 million increase in the net income allocated to non-controlling interests in Consolidated Funds related to the increase in income and net gains allocated to investors that do not have the right to redeem their interests from Zephyr A-6, a Consolidated Fund which was launched in the fourth quarter of 2015. In 2016, Zephyr A-6’s net income was approximately $7.2 million which was primarily due to gains recognized from the closing of ZAIS CLO 5. Zephyr A-6’s net income in 2015 was minimal.

•	A $8.1 million decrease in net loss allocated to non-controlling interests in ZGP is driven primarily by the Company’s year-over-year increase in revenues, a reduction in expenses and the increase in other income.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Year Ended December 31,		Change
	2016	2015	$	%
	(dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(5,160)	$(13,805)	8,645	63%

The decrease in net loss attributable to ZAIS Group Holdings, Inc. stockholders’ equity is driven primarily by the year-over-year increase in revenues, a reduction in expenses and the increase in other income.

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliation of the Company’s consolidated GAAP net income, net of tax to its non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group):

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Consolidated net income, net of tax (GAAP Net Income)	$(3,784)	$(23,862)
Add back: Elimination of Management fee income	256	—
Add back: Elimination of Net gain (loss) on investments	3,648	154
Add back: Expenses of Consolidated Funds	82	206
Net (gain) loss on Consolidated Funds’ investments	(8,333)	(509)
Net (gain) loss on beneficial interest of collateralized financing entity	842	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(7,289)	$(24,011)

The following table presents the reconciliations of the Company’s GAAP pre-tax consolidated net income to its non-GAAP financial measure of Adjusted EBITDA for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2016	2015
	(dollars in thousands)
Adjusted EBITDA - Non GAAP
Pre-tax Consolidated Net Income (Loss) (GAAP pre-tax net income (loss))	$(3,789)	$(23,707)
Add back: Elimination of Management fee income	256	—
Add back: Elimination of Net gain (loss) on investments	3,648	154
Add back: Expenses of Consolidated Funds	82	206
Net (gain) loss on Consolidated Funds’ investments	(8,333)	(509)
Net (gain) loss on beneficial interest of collateralized financing entity	842	—
Add back: Compensation attributable to Income Unit Plan	—	198
Add back: Compensation attributable to equity compensation	4,089	4,862
Add back: Severance costs	995	1,116
Add back: Impairment loss on goodwill	—	2,655
Reclassification of incentive compensation	—	(33)
Add back: Depreciation and amortization	267	730
Adjusted EBITDA – Non-GAAP	$(1,943)	$(14,328)

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended December 31, 2016, year-to-date (“YTD”) and inception-to-date (“ITD”) through December 31, 2016 for the following funds.

Fund Name (1)	Net Asset Value as of December 31, 2016 (Dollars in thousands)	Net Return for the Month Ended December 31, 2016 (2)	Net YTD Return through December 31, 2016 (2)		Net ITD Return through December 31, 2016 (2)
ZAIS Opportunity Fund (3) (4)	$451,232	2.64%	18.99%		443.27%
ZAIS INARI Fund	$413,860	1.44%	14.73	%(5)	43.77%

(1)	The performance data in the tables above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. (“Offshore Feeder”) Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date GAAP returns for years after 2008 would be lower than the adjusted returns presented.

(4)	The net asset value includes the net assets of the Domestic Feeder and Offshore Feeder.

(5)	Actual Net YTD return is based on a calendar year end, although this fund operates on a September 30th fiscal year end.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to the ZAIS Managed Entities; and (4) prior to the Business Combination, making distributions to its sole member. At December 31, 2016 and December 31, 2015, our Cash and cash equivalents were $38.7 million and $44.4 million, respectively, including investments in money market funds and United States government obligations.

Our material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, property and equipment and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund its business requirements with the proceeds from the Business Combination. For the year ended December 31, 2016 the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $8.1 million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. While our 2016 fourth quarter results of operations benefited from the receipt of the ZFC REIT termination payment of $8.0 million, the 2016 annual results generated negative working capital, and we expect to continue to draw from operating cash balances and the proceeds from the Business Combination to fund our operations and working capital for the foreseeable future.

At December 31, 2016 the consolidated financial statements reflect the cash flows of ZAIS’s operating businesses and the Consolidated Funds required to be consolidated under ASU 2015-02. The assets of ZAIS Group’s Consolidated Funds have an effect on ZAIS Group’s reported cash flows. The primary cash flow activities of the Consolidated Funds vary depending on the activities of the Consolidated Funds. These activities may include: (1) raising capital from third party investors, which is reflected as non-controlling interests in the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities or bank loans; (3) generating cash through the realization of certain investments; and (4) distributing cash to investors or note holders. The Consolidated Funds, except for consolidated CLOs, are treated as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as operating cash flows.

As of December 31, 2016, $25.5 million of the proceeds of the Business Combination had been deployed to expand existing product lines. This amount includes a $20.5 million contribution to Zephyr A-6, a majority owned subsidiary of ZAIS Group, which has been established to invest in ZAIS Group managed CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act. ZAIS Group contributed an additional $6.1 million in January 2017. ZAIS Group’s total commitment to the equity capital of Zephyr A-6 is $51.0 million. Additionally, in February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 24, 2017. There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

We continually review our business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion in our capabilities in the residential whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016 which resulted in a decrease of 23 employees of ZAIS Group.  At December 31, 2016, the Company had 60 employees compared with 95 employees at December 31, 2015. This reduction is expected to result in an annualized run rate savings of approximately $3.5 million in base compensation and benefits.  Total severance charges in the amount of approximately $1.0 million were incurred during the year ended December 31, 2016.

On October 31, 2016, the management agreement between ZAIS REIT Management and ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. which resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016.  In addition, management fees earned by ZAIS Group are expected to decrease by approximately $2.8 million annually on a run-rate basis. The decrease in management fees for the year ended December 31, 2016 was offset by the receipt of the termination payment in the amount of $8.0 million pursuant to the Termination Agreement.

Debt Obligations

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1.25 million to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrued interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes were paid in full. The notes matured on March 17, 2017 at which time the principal balance and accrued interest was repaid. The notes were issued in lieu of paying certain underwriting costs at the closing of the Business Combination and, accordingly, treated as a direct cost attributable to the Business Combination and capitalized to equity.

Cash Flows

The significant amounts from our consolidated financial statements, which include the effects of the Consolidated Funds in accordance with GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Year Ended
	2016	2015
	(Dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(18,148)	$(39,084)
Net cash provided by (used in) investing activities	8,402	(13,348)
Net cash provided by (used in) financing activities	4,430	88,874
Change in cash and cash equivalents denominated in foreign currency	(323)	245
Net change in cash and cash equivalents	$(5,639)	$36,687

Operating Activities

Net cash provided by (used in) operating activities is primarily driven by ZAIS Group’s earnings in the respective periods after adjusting for non-cash compensation and fee income, net realized (gain) loss on investments and net change in unrealized (appreciation) depreciation on investments that are included in net income. Cash used to purchase investments and the proceeds from the sale of such investments are also reflected in our operating activities as investing activities of the Consolidated Funds.

Our net cash used in operating activities for the year ended December 31, 2016 was $18.1 million, compared to net cash used in operating activities of $39.1 million for the year ended December 31, 2015. The reduction in cash flow used in operating activities of $20.9 million was primarily due to the following:

•	A net increase in cash receipts of $5.5 million related to management fee income primarily due to the receipt of the termination payment of $8.0 million in 2016 relating to the Termination Agreement, offset by a decrease in management fee income receipts of $2.5 million primarily due to the liquidation of certain ZAIS Managed Entities;

•	A decrease in cash receipts of $10.6 million related to incentive fee income primarily relating to the timing of payments received from certain ZAIS Managed Entities;

•	A net decrease in cash paid for compensation expense of $1.6 million primarily due to a reduction in salaries due to (i) a reduction in force and other restructuring which occurred on March 8, 2016 and (ii) a decrease in the amounts paid pursuant to the Incentive Unit Plan which terminated on December 31, 2014; offset by $4.6 million related to payments made pursuant to the Retention Payment Plan in 2016;

•	A decrease in cash paid for general, administrative and other expenses of $4.4 million due to a focused expense reduction; and

•	A net increase in cash of $20.1 million relating to the activities of the Consolidated Funds. Zephyr A-6 was initially consolidated in the fourth quarter of 2015 and ZAIS CLO 5 was initially consolidated on October 26, 2016.

Investing Activities

Our cash provided by investing activities was $8.4 million for the year ended December 31, 2016 and is primarily related to the proceeds received from the liquidation of the Company’s mutual fund investment.

Our net cash used in investing activities was $13.3 million for the year ended December 31, 2015 and is primarily due to the investment in a mutual fund of $8.1 million (net of sales of similar investments) and purchases of investments in affiliates of $5.0 million.

Financing Activities

Our net cash provided by financing activities was $4.4 million for the year ended December 31, 2016. This amount primarily includes contributions from non-controlling interests in Consolidated Funds of $4.9 million, partially offset by $0.5 million of distributions to non-controlling interests in ZGP which represents distributions to the Class B interests in ZAIS REIT Management.

Our net cash provided by financing activities was $88.9 million for the year ended December 31, 2015 which was due to net proceeds from the Business Combination of $73.5 million, contributions from non-controlling interests in Consolidated Funds of $14.8 million, proceeds from the issuance of notes payable in conjunction with the Business Combination of $1.3 million, offset by distributions to non-controlling interests in ZGP of $0.7 million which primarily represent distributions to Class B interests in ZAIS REIT Management.

Future Sources and Uses of Liquidity

Our current sources of liquidity are (1) cash on hand, including a portion of the net proceeds from the Business Combination; (2) cash flows from operations, including management fee income and incentive income and (3) realizations on its investments in ZAIS Managed Entities. ZAIS believes that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments. Our primary liquidity needs will be comprised of cash to (1) fund our operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business; (3) fund ZAIS Group’s potential commitments to new and existing ZAIS Managed Entities; (4) provide capital to facilitate its expansion into businesses that are complimentary to ZAIS Group’s existing investment management business; and (5) pay income taxes.

Gain Contingencies

In 2016 we received notification from one of our insurance providers that our claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved. We had paid approximately $0.33 million and $0.58 million during 2016 and 2015, respectively, for legal and other costs incurred in excess of our insurance deductible. The cumulative insurance reimbursements that we have received through December 31, 2016 were approximately $0.89 million. Pursuant to the guidance under Accounting Standards Codification 450, "Contingencies – Gain Contingencies”, approximately $0.58 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the portion that related to 2015. At December 31, 2016, the remaining amount to be approved for reimbursement by the insurance provider is approximately $0.02 million and is included in Other assets in the Consolidated Statements of Financial Condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2016 or December 31, 2015.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in its consolidated financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 3, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K for a description of our accounting policies.

A summary of what we believe to be our critical accounting policies and estimates are as follows:

Fair Value Measurements

The valuation of investments held by the ZAIS Managed Entities includes critical estimates made by management which impacts the Company’s results. The valuation of investments held by the ZAIS Managed Entities has a significant impact on our results, as our management fee income and incentive income are generally determined based on the fair value of these investments. Additionally, the investments and related notes payable, if applicable, of the Consolidated Funds are also carried at their fair values in our consolidated financial statements and are subject to our valuation process.

Evaluation of our interests in Variable Interest Entities (“VIE”) and/or Voting Interest Entities (“VOE”)

The determination of whether or not to consolidate a VIE or a VOE under GAAP requires a significant amount of judgment.

These judgments include first determining whether or not an entity is a VIE or VOE. We consider our contractual relationship with the entity being evaluated, the legal structure of the entity, whether or not the entity has enough equity to finance its activities without additional subordinated financial support, the voting power of the at-risk equity holders, the obligation of the at-risk equity holders to absorb losses of the entity and their rights to receive any expected residual returns. We also evaluate whether or not we have control over the significant operating, financial and investing decisions of the entity and whether or not third-party investors have substantive rights to participate in the ongoing governance and operating activities or substantive kick-out rights.

Upon completion of our analysis, we then determine whether or not we are the primary beneficiary of a VIE or have a controlling financial interest in a VOE and, if so, consolidate the entity in the Company’s financial statements.

Each subsequent reporting period, we reassess our conclusions from the previous reporting period based on capital transactions, modifications to legal agreements and other factors.

Income Taxes

We use the asset and liability method of accounting for deferred income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is established when management believes it is more likely than not that a deferred income tax asset will not be realized.

Recent Accounting Pronouncements

See Note 3, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-K for a description of recent accounting pronouncements and their impact on the Company.

Item 8. Financial Statements and Supplementary Data.

Page

Reports of Independent Registered Public Accounting Firms	64

Audited Consolidated Financial Statements

Consolidated Statements of Financial Condition	66

As of December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss)	67

For the Years Ended December 31, 2016 and December, 31, 2015

Consolidated Statements of Changes in Equity, Non-controlling Interests and Redeemable Non-controlling Interests	68

For the Years Ended December 31, 2015 and December 31, 2016

Consolidated Statements of Cash Flows	69

For the Years ended December 31, 2016 and December 31, 2015

Notes to Consolidated Financial Statements	70

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ZAIS Group Holdings, Inc.:

In our opinion, the accompanying consolidated statement of financial condition as of December 31, 2016 and the related consolidated statements of comprehensive income (loss), of changes in equity, non-controlling interests and redeemable non-controlling interests, and of cash flows for the year then ended present fairly, in all material respects, the financial position of ZAIS Group Holdings, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

New York, New York

March 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

ZAIS Group Holdings, Inc.:

We have audited the accompanying consolidated statement of financial condition of ZAIS Group Holdings, Inc. and Subsidiaries as of December 31, 2015, and the related consolidated statements of comprehensive income (loss), changes in equity, non-controlling interests and redeemable non-controlling interests, and cash flows for the year ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZAIS Group Holdings, Inc. and Subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Short Hills, New Jersey
March 10, 2016

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	December 31,
	2016	2015

Assets
Cash and cash equivalents	$38,712	$44,351
Income and fees receivable	8,805	2,529
Investments, at fair value	—	8,169
Investments in affiliates, at fair value	5,273	5,242
Due from related parties	734	748
Property and equipment, net	274	544
Prepaid expenses	906	776
Other assets	348	310
Assets of Consolidated Funds
Cash and cash equivalents	37,080	33
Investments, at fair value	404,365	30,509
Due from broker	16,438	—
Other assets	1,210	—
Total Assets	$514,145	$93,211

Liabilities and Equity
Liabilities
Notes payable	$1,263	$1,255
Compensation payable	7,836	3,575
Due to related parties	31	175
Fees payable	2,439	756
Other liabilities	1,127	1,546
Liabilities of Consolidated Funds
Notes payable of consolidated CLO, at fair value	384,901	—
Due to broker	24,462	—
Other liabilities	2,121	101
Total Liabilities	424,180	7,408

Commitments and Contingencies (Note 13)

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 13,900,917 and 13,870,917 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding at December 31, 2016 and December 31, 2015.	—	—
Additional paid-in capital	63,413	60,817
Retained earnings (Accumulated deficit)	(18,965)	(13,805)
Accumulated other comprehensive income (loss)	(70)	158
Total stockholders’ equity, ZAIS Group Holdings, Inc.	44,379	47,171
Non-controlling interests in ZAIS Group Parent, LLC	22,258	23,716
Non-controlling interests in Consolidated Funds	23,328	14,916
Total Equity	89,965	85,803
Total Liabilities and Equity	$514,145	$93,211

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015
Revenues
Management fee income	$22,015	$15,802
Incentive income	9,346	7,131
Other revenue	316	298
Total Revenues	31,677	23,231
Expenses
Compensation and benefits	31,380	26,971
General, administrative and other	12,263	17,064
Depreciation and amortization	267	730
Expenses of Consolidated Funds	82	206
Total Expenses	43,992	44,971
Other income (loss)
Net gain (loss) on investments	273	32
Other income (expense)	762	147
Impairment loss on goodwill	—	(2,655)
Net gain (loss) of Consolidated Funds’ investments	8,333	509
Net gain (loss) on beneficial interest of collateralized financing entity	(842)	—
Total Other Income (Loss)	8,526	(1,967)
Income (loss) before income taxes	(3,789)	(23,707)
Income tax (benefit) expense	(5)	155
Consolidated net income (loss), net of tax	(3,784)	(23,862)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(343)	238
Total Comprehensive Income (Loss)	$(4,127)	$(23,624)
Allocation of Consolidated Net Income (Loss), net of tax

Non-controlling interests in Consolidated Funds	$3,505	$149
Stockholders’ equity, ZAIS Group Holdings, Inc.	(5,160)	(13,805)
Non-controlling interests in ZAIS Group Parent, LLC	(2,129)	(10,206)
	$(3,784)	$(23,862)
Allocation of Total Comprehensive Income (Loss)

Non-controlling interests in Consolidated Funds	$3,505	$149
Stockholders’ equity, ZAIS Group Holdings, Inc.	(5,388)	(13,647)
Non-controlling interests in ZAIS Group Parent, LLC	(2,244)	(10,126)
	$(4,127)	$(23,624)

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.37)	$(1.26)
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.37)	$(1.37)

Weighted average shares of Class A common stock outstanding:
Basic	13,891,245	10,982,726 (1)
Diluted	20,891,245	17,982,726 (1)

(1)	Pro-rated based on the portion of the period preceding and following the Business Combination

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity,
Non-controlling Interests and Redeemable Non-controlling Interests
(Dollars in thousands except share amounts)

	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity	Redeemable non-controlling interests
	Shares	Amount	Shares	Amount
December 31, 2014	-	$1	-	$-	$-	$18,189	$186	$-	$10,340	$28,716	$452,925

Cumulative effect of adoption of ASU 2015-02 (See Note 3)	-	-	-	-	-	-	-	-	(10,340)	(10,340)	(452,925)
Distribution-in-kind	-	-	-	-	-	(1,145)	-	-	-	(1,145)	-
Equity-based compensation charges	-	-	-	-	-	63	-	-	-	63	-
Capital transfer	-	-	-	-	-	(370)	-	-	-	(370)
Equity transferred from HF2 Financial Management, Inc.	-	-	-	-	19	-	-	-	-	19	-
Recapitalization as a result of Business Combination	13,870,917	-	20,000,000	-	73,516	-	-	-	-	73,516	-
Distributions to non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	(13,416)	(16,737)	(186)	30,339	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	14,767	14,767
Capital distributions	-	-	-	-	-	-	-	(661)	-	(661)	-
Stock-based compensation charges	-	-	-	-	3,119	-	-	1,743	-	4,862	-
Consolidated Net Income (loss)	-	-	-	-	-	(13,805)	-	(10,206)	149	(23,862)	-
Rebalancing of ownership between the Company and non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	(2,421)	-	-	2,421	-	-	-
Other Comprehensive income (loss)	-	-	-	-	-	-	158	80	-	238	-
December 31, 2015	13,870,917	$1	20,000,000	$-	$60,817	$(13,805)	$158	$23,716	$14,916	$85,803	$-

Vesting of RSUs	30,000	-	-	-	-	-	-	-	-	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,907	4,907	-
Capital distributions	-	-	-	-	-	-	-	(477)	-	(477)	-
Modification of equity awards to liability awards	-	-	-	-	(153)	-	-	(77)	-	(230)	-
Equity-based compensation charges	-	-	-	-	2,719	-	-	1,370	-	4,089	-
Consolidated Net Income (loss)	-	-	-	-	-	(5,160)	-	(2,129)	3,505	(3,784)	-
Rebalancing of ownership between the Company and non-controlling interest in ZAIS Group Parent, LLC	-	-	-	-	30	-	-	(30)	-	-	-
Other Comprehensive income (loss)	-	-	-	-	-	-	(228)	(115)	-	(343)	-
December 31, 2016	13,900,917	$1	20,000,000	$-	$63,413	$(18,965)	$(70)	$22,258	$23,328	$89,965	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2016	2015

Cash Flows from Operating Activities
Consolidated net income (loss)	$(3,784)	$(23,862)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	267	730
Net (gain) loss on investments	(272)	(17)
Non-cash stock-based compensation	3,859	4,925
Non-cash impairment loss on goodwill	—	2,655
Interest expense on notes payable	9	5
Operating cash flows due to changes in:
Income and fees receivable	(6,276)	8,694
Due from related parties	14	220
Prepaid expenses	(130)	812
Other assets	(49)	347
Compensation payable	4,261	(2,519)
Due to related parties	(145)	144
Fees payable	1,683	(558)
Other liabilities	(419)	(219)
Consolidated Funds related items:
Purchases of investments and investments in affiliated securities	(163,943)	(30,000)
Proceeds from sale of investments and investments in affiliated securities	137,144	—
Amortization of premium and discount	(429)	—
Net realized (gain) loss on investments	(787)	—
Net change in unrealized (gain) loss on investments	(3,949)	(509)
Net change in unrealized (gain) loss on notes payable of consolidated CLO	9,154	—
Net gain (loss) on beneficial interest of collateralized financing entity	(842)	—
Change in cash and cash equivalents	(37,047)	(33)
Increase in cash due to initial consolidation	129,367	—
Change in other assets	(1,253)	—
Change in due from broker	(16,438)	—
Change in due to broker	(70,207)	—
Change in other liabilities	2,064	101
Net Cash Used in Operating Activities	(18,148)	(39,084)

Cash Flows from Investing Activities
Purchases of property and equipment, net	(17)	(190)
Purchases of investments in affiliates	—	(5,000)
Proceeds from sale of investments in affiliates	256	17
Purchases of investments, at fair value	(11)	(21,177)
Proceeds from sale of investments, at fair value	8,174	13,002
Net Cash Provided by (Used in) Investing Activities	8,402	(13,348)

Cash Flows from Financing Activities
Net proceeds from Business Combination	—	73,516
Ending cash at HF2 Financial Management, Inc.	—	2
Proceeds from issuance of notes payable	—	1,250
Contributions from non-controlling interests in Consolidated Funds	4,907	14,767
Distributions to non-controlling interests in ZGP	(477)	(661)
Net Cash Provided by Financing Activities	4,430	88,874

Net (decrease) increase in cash and cash equivalents denominated in foreign currency	(323)	245
Net (decrease) increase in cash and cash equivalents	(5,639)	36,687
Cash and cash equivalents, beginning of year	44,351	7,664
Cash and cash equivalents, end of year	$38,712	$44,351

Supplemental Disclosure of Cash Flow Information
Cash paid during the period:
Interest paid	$—	$—
Income tax (benefit) expense	$—	$—

Supplemental Disclosure of Investing and Financing Activities
Assets and Liabilities Related to Deconsolidation of Consolidated Funds:
Change in assets and liabilities of Consolidated Funds due to adoption of ASU 2015-02:
Total Assets of Consolidated Funds	$—	$1,291,989
Total Liabilities of Consolidated Funds	$—	$828,724
Assets and liabilities assumed in Business Combination :
Prepaid Expenses	$—	$47
Other Liabilities	$—	$30

Assets and Liabilities Related to Initial Consolidation of Consolidated Fund:
Assets:
Cash and cash equivalents	$129,367	$—
Investments, at fair value	361,399	—
Total Assets	$490,766	$—

Liabilities:
Notes payable of consolidated CLO, at fair value	$375,747	$—
Due to broker	94,669	—
Total Liabilities	$470,416	$—

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. Organization

ZAIS Group Holdings, Inc. (“ZAIS” and collectively with its subsidiaries, the “Company”) is a holding company conducting substantially all of its operations through ZAIS Group, LLC (“ZAIS Group”), an investment advisory and asset management firm focused on specialized credit which commenced operations in July 1997 and is headquartered in Red Bank, New Jersey. ZAIS Group also maintains an office in London. ZAIS Group is a wholly-owned consolidated subsidiary of ZAIS Group Parent, LLC (“ZGP”), a majority-owned consolidated subsidiary of ZAIS. ZGP became the sole member and 100% equity owner of ZAIS Group on March 31, 2014 pursuant to a merger transaction which is described in detail in ZAIS’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2015 (the “Closing 8-K”). References to the “Company” in these consolidated financial statements refer to ZAIS, together with its consolidated subsidiaries.

ZAIS Group is an investment advisor registered with the SEC under the Investment Advisors Act of 1940 and is also registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) and, through October 31, 2016, ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”).

ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned subsidiary of ZAIS Group, was the external investment advisor to ZFC REIT. On April 7, 2016, ZFC REIT announced that it had entered into an agreement and plan of merger (the “Merger Agreement”) with Sutherland Assets Management Corp. The ZFC REIT merger closed on October 31, 2016. In connection with the Merger Agreement, ZAIS REIT Management entered into a termination agreement (the “Termination Agreement”), whereby the advisory agreement under which ZAIS REIT Management received management fees from ZFC REIT was terminated upon closing of the merger on October 31, 2016. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment of $8.0 million.

The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as collateralized debt or loan obligations, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group had the following assets under management (“AUM”):

As of December 31,	Approximately (in billions)
2016	$3.444
2015	$4.157

ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

The Company’s primary sources of revenues and other income are (i) management fee income, which is based predominantly on the net asset values of the ZAIS Managed Entities and (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities. All of the management fee income and incentive income earned by ZAIS Group from the consolidated ZAIS Managed Entities (the “Consolidated Funds”) is eliminated in consolidation.

Additionally, a significant source of the Company’s income is derived from gains of Consolidated Funds’ investments. These gains are primarily related to the Consolidated Funds’ investments in collateralized financing entities investing in bank loans.

On March 20, 2015, ZAIS made a decision to terminate the business operations of its Shanghai subsidiary. ZAIS Group ceased conducting regular business activities in Shanghai and the office was closed in December 2015. The deregistration process is in the final stages and is expected to be completed in the second quarter of 2017. The Shanghai operations were not material to the Company’s operations.

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

2. Business Combination

Basis of Presentation and Accounting Treatment of the Business Combination

Upon the Closing, ZAIS acquired approximately 66.5% of the Class A Units of ZGP. The remainder of the Class A Units of ZGP are held by the ZGP Founder Members. In addition, all of the outstanding shares of Class B Common Stock were transferred from the HF2 Class B Trust to the ZGP Founder Members on a pro rata basis, and were immediately deposited into ZGH Class B Voting Trust. Mr. Zugel, as sole trustee, has voting and investment power over the shares of Class B Common Stock held in ZGH Class B Voting Trust. Each share of Class B Common Stock is entitled to 10 votes and there are currently 20,000,000 shares of Class B Common Stock outstanding. Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by our stockholders.

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

The accounting for the reorganization and recapitalization follows the rules for a reverse acquisition as enumerated in the Accounting Standards Codification (“ASC”), Section 805. In a reverse acquisition, the acquirer for accounting purposes is the target for legal purposes (in this case, ZGP) and the target for accounting purposes is the acquirer for legal purposes (in this case, HF2). The accounting acquirer in a reverse acquisition measures the consideration transferred using the hypothetical amount of equity interests it would have had to issue to keep the accounting target’s owners in the same ownership position they are in after the reverse acquisition. The accounting acquirer adjusts the amount of legal capital in the consolidated financial statements to reflect the legal capital of the accounting target and measures the non-controlling interest using the pre-combination carrying amounts of the accounting acquirer’s net assets and the non-controlling interests’ proportionate share in those pre-combination carrying amounts. No goodwill or other intangible assets were recorded as a result of the Business Combination.

For accounting purposes, ZGP is considered the acquirer and has accounted for the Business Combination as a reorganization and recapitalization. ZGP was determined to be the acquirer based on the following facts and circumstances:

•	ZGP retained effective control. There is no change in control since ZGP’s operations comprise the ongoing operations of the combined entity;

•	ZGP is the sole member of ZAIS Group and ZAIS Group’s senior management became the senior management of the combined entity. The officers of the combined company consist entirely of ZAIS Group executives, including the Chief Executive Officer, Chief Investment Officer, Acting Chief Financial Officer and General Counsel;

•	The ZGP Founder Members own a majority voting interest in the combined entity through the Class B Common Stock that is held in the ZGH Class B Voting Trust. Mr. Christian Zugel, a ZGP Founder Member, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, is the sole initial trustee. Mr. Zugel has voting and investment power over the shares of the Class B Common Stock held in the ZGH Class B Voting Trust and therefore is able to elect all of the combined entity’s board of directors.

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

The net proceeds from the Business Combination, as reported in the Consolidated Statements of Cash Flows within the financing section, are summarized as follows:

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

Subsequent to the Closing, ZGP paid Neil Ramsey, an affiliate of NAR Special Global, LLC and of dQuant Special Opportunities Fund, L.P. (“dQuant Special Opportunities Fund”) (together, the “Ramsey Investors”), each of which are significant stockholders of ZAIS, an incentive fee of $3.4 million pursuant to an agreement dated March 4, 2015 between ZGP and Mr. Ramsey. The incentive fee of $3.4 million was paid in consideration for Mr. Ramsey causing the Ramsey Investors to purchase from stockholders, who tendered their shares of Class A Common Stock of ZAIS for redemption, such number of shares of Class A Common Stock of ZAIS as was necessary to meet the closing condition that there be at least $65 million in HF2’s trust account after giving effect to redemptions and expense payments (other than certain notes to ZAIS’s financial advisers). The payment by ZGP to Mr. Ramsey of the incentive fee described above was treated as a direct cost attributable to the Business Combination. Additionally, as described further under “Related Party Transactions”, ZGP entered into a two-year Consulting Agreement with Mr. Ramsey through an entity that he controls.

3. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

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

Non-Controlling Interests

The non-controlling interests within the Consolidated Statements of Financial Condition may be comprised of: (i) redeemable non-controlling interests reported outside of the permanent capital section when investors have the right to redeem their interests from a Consolidated Fund or ZAIS Group; (ii) equity attributable to non-controlling interests in Consolidated Funds (excluding CLOs) reported inside the permanent capital section when the investors do not have the right to redeem their interests and (iii) equity attributable to non-controlling interests in ZGP, if applicable. The Company records redeemable non-controlling interests and non-controlling interests in the Consolidated Funds (excluding CLOs) to reflect the economic interests in those funds held by investors other than interests attributable to ZAIS Group. Income allocated to non-controlling interests in ZGP includes a portion of the management fee income received from ZFC REIT that was payable to holders of Class B interests in ZAIS REIT Management.

Principles of Consolidation

The consolidated financial statements included herein are the financial statements of ZAIS, its subsidiaries and certain ZAIS Managed Entities that are required to be consolidated. All intercompany balances and transactions have been eliminated in consolidation, including ZAIS’s investment in ZGP and ZGP’s investment in ZAIS Group. The Company's fiscal year ends on December 31.

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

The Company’s consolidated net income (loss) includes the change in net assets relating to its beneficial interests in collateralized financing entities, including (1) changes in the fair value of the beneficial interests retained by the Company and (2) beneficial interests that represent compensation for services, if any.

The Consolidated Funds, except for consolidated CLOs, are deemed to be investment companies under U.S. GAAP, and therefore, the Company has retained the specialized investment company accounting of these consolidated entities in its consolidated financial statements.

Effective January 1, 2015 pursuant to ASC Topic 810, as amended by Accounting Standards Update (“ASU”) 2015-02 (ASU 2015-02”), all entities which were previously required to be consolidated but not required to be consolidated under ASU 2015-02 have been deconsolidated. As of December 31, 2015, the consolidated financial statements include one ZAIS Managed Entity, ZAIS Zephyr A-6, LP (“Zephyr A-6”) which was launched in the fourth quarter of 2015. For all periods prior to January 1, 2015, these entities include ZAIS Opportunity Master Fund, Ltd., ZAIS Opportunity Domestic Feeder Fund, LP, ZAIS Opportunity Fund, Ltd., ZAIS Atlas Fund, LP, ZAIS Value-Added Real Estate Fund I, LP and certain CLOs. After the adoption of ASC Topic 810, as amended by ASU 2015-02, there were no CLOs required to be consolidated in the Company’s financial statements for the year ended December 31, 2015 and prior to the adoption of ASC Topic 810, as amended by ASU 2015-02, there were ten CLOs consolidated in the Company’s financial statements for the year ended December 31, 2014. The cumulative effect of the adoption of ASU 2015-02 was a $452,925,000 and a $10,340,000 reduction in redeemable non-controlling interests and non-controlling interests in Consolidated Funds, respectively, on January 1, 2015, which is reflected in the Consolidated Statement of Changes in Equity, non-controlling interests and redeemable non-controlling interests. All intercompany balances and transactions have been eliminated in consolidation.

As of and for the year ended December 31, 2016 the Company consolidated Zephyr A-6 and ZAIS CLO 5 Limited (“ZAIS CLO 5”).

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company’s deposits with financial institutions may exceed federally insurable limits of $250,000 per institution. The Company mitigates this risk by depositing funds with major financial institutions.

Cash equivalents generally consist of excess cash that is swept daily into a money market fund, or into weekly or monthly term deposit accounts to earn short-term interest, or maintained as a short-term deposit. Additionally, the Company may from time-to-time invest in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the Fair Value Option (as defined below) in order to include any gains or losses within consolidated net income (loss). These investments are also recorded as cash equivalents in the Consolidated Statements of Financial Condition. At December 31, 2016 and December 31, 2015, the Company had approximately $29.0 million and $16.6 million, respectively, invested in money market funds and short-term deposits. At December 31, 2016 and December 31, 2015, the Company had approximately $8.0 million and $26.0 million, respectively, invested in United States government obligations.

Investments and Investments in Affiliates at Fair Value

U.S. GAAP permits entities to choose to measure certain eligible financial assets, financial liabilities and firm commitments at fair value (the “Fair Value Option”), on an instrument-by-instrument basis. The election to use the Fair Value Option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. The Fair Value Option is irrevocable and requires changes in fair value to be recognized in earnings. For ZAIS Group’s direct investments in the ZAIS Managed Entities that are not consolidated, and would otherwise be accounted for under the equity method, the Fair Value Option has been elected. In estimating the fair value for financial instruments for which the Fair Value Option has been elected, the Company uses the valuation methodologies as discussed in Note 5 – “Fair Value Measurements”.

Revenue Recognition

ZAIS Group’s primary sources of revenue are (i) management fee income, (ii) incentive income and (iii) income of Consolidated Funds. The management fee and incentive fee revenues are derived from ZAIS Group’s advisory agreements with the ZAIS Managed Entities. Certain investments held by employees, executives and other related parties in the ZAIS Managed Entities are not subject to management fees or incentive fees/allocations and therefore do not generate revenue for ZAIS Group. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation. Income of Consolidated Funds is based on the income generated from the portfolios of the Consolidated Funds, a majority of which is allocated to redeemable non-controlling interests and non-controlling interests in Consolidated Funds, as applicable.

Management Fee Income, Incentive Income and Other Revenue

ZAIS Group earns management fee income and incentive income for investment advisory services provided to the ZAIS Managed Entities. Management fees are accrued as earned, and are calculated and collected on a monthly or quarterly basis, depending on the applicable agreement. Revenue is accrued as earned for data, funding and analytical services provided to outside parties and affiliated funds. In the event management fee income is received before it is earned, deferred revenue is recorded and is included in Other liabilities in the Consolidated Statements of Financial Condition.

In addition to the management fee income mentioned above, subordinated management fee income may be earned from the CLOs. The subordinated management fee income has a lower priority than the base management fees in the CLO’s cash flows. The subordinated management fee income is contingent upon the economic performance of the respective CLO’s investments. If the CLOs experience a certain level of investment defaults, these fees may not be paid. Subordinated management fee income is recognized when collection is reasonably assured.

Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable (also referred to as “crystallized”) and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, payment of the incentive income to ZAIS Group by the ZAIS Managed Entities. The criteria for revenue recognition related to incentive income is typically met only after all contributed capital and the preferred return, if any, on that capital have been distributed to the ZAIS Managed Entities’ investors for vehicles with private equity style fee arrangements, and is typically met only after any profits exceed a high-water mark for vehicles with hedge fund style fee arrangements.

Other revenue is recorded on an accrual basis as earned and consists primarily of consulting fees.

Income and Fees Receivable

Income and fees receivable primarily includes management fees and incentive fees due from ZAIS Managed Entities, excluding the Consolidated Funds. The Company evaluates the collectability of the amounts receivable to determine whether any allowance for doubtful accounts is necessary.

Fees Payable

Fees payable represents management fees and incentive fees due to an investor in one of the ZAIS Managed Entities as a credit for fees charged to that investor on their investment balance in another ZAIS Managed Entity. The credit is recorded as a direct reduction to Management fee income and Incentive income in the Consolidated Statements of Comprehensive Income (Loss).

General, Administrative and Other Expenses

General, administrative and other expenses include professional fees, insurance costs, information technology, rent expense and other operating expenses. Amounts are recorded on an accrual basis as incurred.

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

Pursuant to ZAIS’s 2015 Stock Incentive Plan, non-employee directors and employees of ZAIS are eligible to receive RSUs as a component of compensation for their service as directors or employees of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or other material rights until such RSUs vest. The RSUs generally vest pursuant to the agreements between the recipient and the Company. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, "Compensation - Stock Compensation”, the Company is measuring the expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This expense will be amortized equally over the one year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date.

Loss Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief available, sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable, would be disclosed.

Legal costs are recorded on an accrual basis as incurred.

Property and Equipment

Property and equipment consist of furniture and fixtures, office equipment, leasehold improvements and software, and are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on furniture and fixtures, office equipment and software is calculated using either the double declining balance method or straight-line method over an estimated useful life of three to five years.  Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the lease terms or the life of the asset. Depreciation and amortization expense is included in Depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss). Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The costs associated with maintenance and repairs are recorded as other operating expenses when incurred.

Goodwill

Goodwill, if any, is carried at cost in the Consolidated Statements of Financial Condition. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that a potential impairment may have occurred. The testing of goodwill for impairment is initially based on a qualitative assessment to determine if it is more likely than not that the fair value of the goodwill is less than the carrying value. If facts indicate that it is more likely than not that an impairment may exist, a two-step quantitative assessment is conducted to (a) calculate the fair value of the goodwill and compare it to the carrying value, and (b) if the carrying value exceeds its fair value, the difference is recognized as an expense in the period in which the impairment occurs.

Goodwill of approximately $2.7 million resulted from the acquisition by ZGP of membership interests in ZAIS Group from a strategic founding investor in December of 2012. The goodwill was reassessed in 2015 since management anticipated that the Company’s expenses would exceed its revenues in 2016. The Company prepared an updated valuation of ZAIS Group’s operating business using 1) a discounted cash flow analysis and 2) revenue multiples of comparable public asset management companies. The Company’s valuation produced a range of values which were all significantly below the valuation used to measure the goodwill at its inception and, when the value was ascribed to all of the Company’s assets and liabilities, management determined that the fair value of goodwill was zero. The Company therefore impaired the goodwill and recognized the full carrying value of goodwill as an expense for the year ended December 31, 2015. The impairment expense of approximately $(2.7) million is included in Impairment loss on goodwill in the Consolidated Statements of Comprehensive Income (Loss).

Foreign Currency Translation Gains (Losses)

Assets and liabilities of foreign subsidiaries that have non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. Results of foreign operations are translated at the weighted-average exchange rate for each reporting period. Translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Gains or losses resulting from foreign currency transactions are included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). Foreign currency translation gains and losses primarily relate to the Company’s U.K. operations.

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

The Company accounts for income taxes using the asset and liability method as prescribed in ASC 740 Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income, the feasibility of tax planning strategies and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to our Consolidated Statements of Comprehensive Income (Loss). Further, the Company records its income taxes receivable and payable based upon our estimated income tax liability.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments, among other things, (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) and (iii) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.

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

Policies of Consolidated Funds

Prior to the adoption of ASU 2015-02 certain ZAIS Managed Entities, in which ZAIS Group has only a minority ownership interest or no ownership interest, were consolidated in the Company’s consolidated financial statements. The majority ownership interests in the Consolidated Funds are held by the investors in the Consolidated Funds, and these interests are included in Non-controlling interests in the Consolidated Statements of Financial Condition. The management fees and incentive income from the Consolidated Funds are eliminated in consolidation, and the income allocated to ZAIS and non-controlling interests in ZGP has been increased by the amounts eliminated. Subsequent to the adoption of ASU 2015-02, the Company no longer consolidates these ZAIS Managed Entities if it has only a minority ownership interest or no ownership interest.

The Consolidated Funds, except for consolidated CLOs, , are considered investment companies for U.S. GAAP purposes. Pursuant to specialized accounting guidance for investment companies, and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the Consolidated Funds are reported at their fair values.

Investments at Fair Value

The Company has elected the Fair Value Option for the Consolidated Fund’s investments. Investments and investments in affiliated securities are held at fair value. See Note 5 - “Fair Value of Investments” for information regarding the valuation of these assets.

Due from Broker

Due from broker represents the Consolidated Funds’ receivable from a broker for unsettled sales as of the balance sheet date.

Due to Broker

Due to broker represents the Consolidated Funds’ payable to a broker for unsettled purchases as of the balance sheet date.

Notes Payable of Consolidated CLOs

The Company measures both the financial assets and financial liabilities of the collateralized financing entities which it consolidates in its financial statements using the more observable of the fair value of the financial assets or the fair value of the financial liabilities.

The notes payable of Consolidated CLOs are measured using the fair value of the financial assets which the Company considers the more observable of the fair values.

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

The fair value of these investments was as follows:

At December 31,
2016	2015
(Dollars in thousands)

$5,273	$5,242

The Company recorded a change in unrealized gain (loss) associated with the investments still held at the end of each respective period as follows:

Year Ended December 31,
2016	2015

$44	$(5)

Such amounts are included in Net gain (loss) on investments in the Consolidated Statements of Comprehensive Income (Loss).

At December 31, 2016 and December 31, 2015, no equity investment, individually or in the aggregate, held by the Company exceeded 10% of its total consolidated assets. Additionally, the Company did not have any income related to these investments, individually or in the aggregate, which exceeded 10% of its total consolidated income. As such, the Company did not present separate or summarized financial statements for any of its investees.

5. Fair Value Measurements

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

Assets and liabilities that are measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 — Fair value is determined based on quoted prices for identical assets or liabilities in an active market at measurement date. Assets and liabilities included in Level 1 include listed securities. As required in the fair value measurement and disclosure guidance under U.S. GAAP, the Company does not adjust the quoted price for these investments. The hierarchy gives highest priority to Level 1.

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

The Company has established a valuation process that applies for all levels of investments in the valuation hierarchy to ensure that the valuation techniques are consistent and verifiable. The valuation process includes discussions between the valuation team, portfolio management team and the valuation committee (the “Valuation Committee”). The Valuation Committee consists of senior members of ZAIS Group and is co-chaired by the Chief Risk Officer and Acting Chief Financial Officer of ZAIS Group. The Valuation Committee meets to review and approve the results of the valuation process which are used in connection with the preparation of quarterly and annual financial statements. The Valuation Committee is responsible for oversight and review of the written valuation policies and procedures and ensuring that they are applied consistently.

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

The Company uses a nationally recognized pricing service to provide pricing for the bank loans held by the Consolidated Funds.

Collateralized Loan Obligation – Warehouses

A Collateralized Loan Obligation Warehouse ("CLO - Warehouse") is an entity organized for the purpose of holding syndicated bank loans, also known as leveraged loans, prior to the issuance of securities from that same vehicle.  During the warehouse period, a CLO - Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle issues various tranches of securities to the market. At this time, financing through the issuance of debt and equity securities are used to repay the bank financing.

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

Investment in Affiliates

Under U.S. GAAP, the Company is permitted, as a practical expedient, to estimate the fair value of its investments in other investment companies using the NAV (or its equivalent) of the related investment company. Accordingly, the Company utilizes the practical expedient in valuing its investments in the unconsolidated ZAIS Managed Entities, which is an amount equal to the sum of the Company’s proportionate interest in the capital accounts of the affiliated entities at fair value. The fair value of the assets and liabilities of the ZAIS Managed Entities are determined by the Company in accordance with its valuation policies described above. Pursuant to ASU No. 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent) (“ASU 2015-07”), the Company no longer is required to categorize these investments within the fair value hierarchy. The resulting net gains or losses on investments are included in Net gain (loss) on investments in the Consolidated Statements of Comprehensive Income (Loss).

At December 31, 2016 and December 31, 2015, the Company held investments in four unconsolidated ZAIS Managed Entities. The valuation of the investments in these entities represents the amount the Company would receive at December 31, 2016 and December 31, 2015, respectively, if it were to liquidate its investments in these entities. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective entities’ operative agreements.

The following tables summarize the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy levels:

	At December 31, 2016
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Investments in affiliates, at fair value	$—	$—	$—	$5,273
Assets of Consolidated Funds
Investments, at fair value:
Bank loans	—	—	389,329	389,329
ZAIS CLO 6, Limited - Warehouse	—	—	15,036	15,036
Total – investments, at fair value	—	—	404,365	404,365
Total assets, at fair value	$—	$—	$404,365	$409,638

Liabilities, at fair value:
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO, at fair value	—	—	384,901	384,901
Total liabilities, at fair value	$—	$—	$384,901	$384,901

	At December 31, 2015
	( Dollars in thousands )
	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Investments in affiliates, at fair value	$—	$—	$—	$5,242
Investments, at fair value:
Short term high investment grade mutual funds	8,169	—	—	8,169
Assets of Consolidated Funds
ZAIS CLO 5, Limited - Warehouse	—	—	30,509	30,509
Total – investments, at fair value	8,169	—	30,509	38,678
Total assets, at fair value	$8,169	$—	$30,509	$43,920

The following tables summarize the changes in the Company’s Level 3 assets:

	Year Ended December 31, 2016
	(Dollars in thousands)
	Beginning Balance January 1, 2016	Initial Consolidation	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Amortization of Discounts/ Premiums	Transfers to (from) Level 3	Ending Balance December 31, 2016	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2016
Assets:
ZAIS CLO 5, Limited- Warehouse	$30,509	$—	$10,000	$(40,000)	$(509)	$—	$—	$—	$—
Bank loans	—	361,399	118,594	(97,144)	6,256	224	—	389,329	5,345
ZAIS CLO 6, Limited - Warehouse	—	—	15,000	—	36	—	—	15,036	36
Total investments, at fair value	$30,509	$361,399	$143,594	$(137,144)	$5,783	$224	$—	$404,365	5,381

Liabilities:
Notes payable of Consolidated CLO, at fair value	$—	$375,747	$—	$—	$9,154	$—	$—	$384,901	$9,154
Total liabilities, at fair value	$—	$375,747	$—	$—	$9,154	$—	$—	$384,901	$9,154

	Year Ended December 31, 2015
	( Dollars in thousands )
	Beginning Balance January 1, 2015	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance December 31, 2015	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2015
ZAIS CLO 5, Limited - Warehouse	$—	$30,000	$—	$509	$—	$30,509	$509
Total investments, at fair value	$—	$30,000	$—	$509	$—	$30,509	$509

The Company’s policy is to record transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period. There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2016 or December 31, 2015.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds:

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
Assets of Consolidated Funds:
Bank loans	$389,329	Broker quoted	Not applicable	Not applicable	—	—	—
ZAIS CLO 6, Limited - Warehouse	15,036	Cost plus excess spread	Excess spread	0.2%	—	—	—
Total – Investments, at fair value	$404,365

Liabilities of Consolidated Funds:
Notes payable of Consolidated CLO, at fair value	$384,901	Measurement Alternative to ASC 820	Not applicable	Not applicable	—	—	—
Total – Notes payable of Consolidated CLO, at fair value	$384,901

Investment Type	Fair Value at December 31, 2015	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
Assets of Consolidated Funds:
ZAIS CLO 5, Limited - Warehouse	$30,509	Cost plus excess spread	Excess spread	1.7%	—	—	—
Total – Investments, at	$30,509

6. Variable Interest Entities

In the ordinary course of business, ZAIS Group sponsors the formation of VIEs that can be broadly classified into the following categories: hedge funds, hybrid private equity funds and CLOs. ZAIS Group generally serves as the investment advisor or collateral manager with certain investment-related, decision-making authority for these entities. The Company has not recorded any liabilities with respect to VIEs that are not consolidated. Certain ZAIS Managed Entities, including the CLOs, are VIEs. The Company applies the guidance of ASU 2015-02 when determining which ZAIS Managed Entities are required to be consolidated.

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

ZAIS Group owns 51% of a majority-owned affiliate, Zephyr A-6, which was established to invest in collateralized loan obligation vehicles, including the related warehouse stage of such vehicles. As of December 31, 2016 and December 31, 2015, the Company has determined that ZAIS Group is the primary beneficiary of Zephyr A-6 which is consolidated in the Company’s consolidated financial statements. ZAIS Group is the primary beneficiary since it is deemed to have (i) the power to direct activities of the entity that most significantly impacts its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

Zephyr A-6’s investments are as follows:

ZAIS CLO 5

ZAIS CLO 5, which priced on September 23, 2016 and closed on October 26, 2016, invests primarily in first lien senior secured bank loans and has a total capitalization of $408.5 million, which consists of senior and mezzanine notes with an aggregate par amount of $368.0 million and subordinated notes of $40.5 million. The CLO matures in October 2028. In connection with the closing, Zephyr A-6 recognized a dividend of $8.8 million which represents gains that were realized under the terms of the CLO Warehouse agreement.

Zephyr A-6’s purchase of interests in ZAIS CLO 5 was $20.3 million ($20.5 million par), which represents approximately 2% economic interest in the senior and mezzanine notes and approximately 32% economic interest in the subordinated notes. The Company determined that it is the primary beneficiary of ZAIS CLO 5 based on (i) its ability to impact the activities which most significantly impact the ZAIS CLO 5’s economic performance as collateral manger and (ii) Zephyr A-6’s significant investment in the subordinated notes of ZAIS CLO 5. Therefore, the Company consolidated the ZAIS CLO 5 in its financial statements at December 31, 2016 and for the period from October 26, 2016 to December 31, 2016.

At December 31, 2015, ZAIS CLO 5 was in the warehouse phase (“ZAIS CLO 5 Warehouse”). Zephyr A-6’s investment in ZAIS CLO 5 Warehouse at December 31, 2015 was as follows:

(Dollars in thousands)

Initial investment, at par	$30,000

Investments, at fair value	$30,509

Zephyr A-6’s investment in ZAIS CLO 5 Warehouse is included in Assets of Consolidated Funds - Investments, at fair value in the Consolidated Statements of Financial Condition at December 31, 2015.

ZAIS CLO 6, Limited – Warehouse (“ZAIS CLO 6”)

ZAIS CLO 6 was formed in November 2016 and is in the warehouse phase (“ZAIS CLO 6 Warehouse”). At December 31, 2016 ZAIS CLO 6 Warehouse continued to finance the majority of its loan purchases using its warehouse facility. During the year ended December 31, 2016 Zephyr A-6 contributed $15.0 million to ZAIS CLO 6 Warehouse. At December 31, 2016, the fair value of Zephyr A-6’s investment in ZAIS CLO 6 Warehouse is approximately $15.0 million which is included in Assets of Consolidated Funds – Investments, at fair value in the Consolidated Statements of Financial Condition.

Net gain (loss) of Consolidated Funds’ Investments

Net gain (loss) related to Zephyr A-6’s investments in ZAIS CLO 5 Warehouse and ZAIS CLO 6 Warehouse includes the following:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
ZAIS CLO 5 Warehouse:
Change in unrealized gain or loss	$(509)	$509
Dividend income	8,806	—
Total – ZAIS CLO 5 Warehouse	8,297	509

ZAIS CLO 6 Warehouse:
Change in unrealized gain or loss	36	—
Total – ZAIS CLO 6 Warehouse	36	—

Total – Net gain (loss) of Consolidated Funds’ investments	$8,333	$509

The change in unrealized gain or loss related to ZAIS CLO 5 Warehouse for the year ended December 31, 2016 is related to the reversal of previously recognized unrealized gain or loss.

Securitized Structures

ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager for CLOs that are VIEs. These CLOs are entities that issue collateralized notes which offer investors the opportunity for returns that vary commensurately with the risks they assume. The notes issued by the CLOs are generally backed by asset portfolios consisting of loans, other debt or other derivatives. For acting as the collateral manager for these structures, ZAIS Group receives collateral management fees comprised of senior collateral management fees, subordinated collateral management fees and incentive collateral management fees (subject to hurdle rates). In some cases, all of the collateral management fees are waived as a result of certain ZAIS Managed Entities owning equity tranches of the related CLO.

For CLOs in which the Company has no economic interests other than its fee arrangement, the Company has determined that the fee it receives from the CLOs does not represent a variable interest because ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms that do not represent variable interests. The Company considered investments its related parties have in the CLOs when determining if ZAIS Group’s fee represented a variable interest. The Company will continue to assess its investments in the CLOs to determine whether or not the Company will be required to consolidate the CLOs in its financial statements.

The Dodd-Frank credit risk retention rules, which became effective on December 24, 2016, will now apply to any newly issued CLOs or certain cases in which an existing CLO is refinanced, issues additional securities or is otherwise materially amended. The risk retention rules specify that for each CLO, the relevant collateral manager must purchase and hold, unhedged, directly or through a majority-owned affiliate, either (i) 5% of the face amount of each tranche of the CLO’s securities, (ii) an amount of the CLO’s equity equal to 5% of the aggregate fair value of all of the CLO’s securities or (iii) a combination of the two for a total of 5%. The required risk must be retained until the latest of (i) the date that the CLO has paid down its securities to 33% of their original principal amount, (ii) the date that the CLO has sold down its assets to 33% of their original principal amount or (iii) the date that is two years after closing.

The Company determined that it is not the primary beneficiary of CLO – Warehouses, which are VIEs, because the financing counterparty must approve all significant financing requests and, as a result, the Company does not have the power to direct activities of the entity that most significantly impacts its economic performance.

VIEs

Consolidated VIEs

At December 31, 2016 the Consolidated Funds consist of Zephyr A-6 and ZAIS CLO 5. At December 31, 2015, the Consolidated Funds consist of Zephyr A-6. Both entities are VIEs.

The assets and liabilities of the consolidated VIEs are, presented in Note 17 – “Supplemental Financial Information” under the heading “Consolidated Funds”, on a gross basis prior to eliminations.

The assets presented belong to the investors in Zephyr A-6 and ZAIS CLO 5, are available for use only by the entity to which they belong and are not available for use by the Company. The Consolidated Funds have no recourse to the general credit of ZAIS Group with respect to any liability.

Unconsolidated VIEs

At December 31, 2016 and December 31, 2015, the Company’s unconsolidated VIEs consist of its investments in CLO Warehouses as well as certain ZAIS Managed Entities.

The carrying amounts of the unconsolidated VIEs are as follows:

	At December 31,
	2016	2015
	(Dollars in thousands)
Investment in affiliates, at fair value	$272	$228
Assets of Consolidated Funds – Investments at fair value	15,036	30,509
Total	$15,308	$30,737

Such amounts are included in the Consolidated Statements of Financial Condition.

ZAIS Group has a minimal direct ownership, if any, in the non-consolidated entities that are VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fee income and incentive income that has been earned and accrued, as well as any change in fair value of its direct equity ownership in the VIEs.

Notes Payable of Consolidated CLO

Notes payable of the consolidated CLO are collateralized by the assets held by the CLO. This collateral primarily consists of loans.

At December 31, 2015 no CLOs were consolidated due to the adoption of ASU 2015-02. At December 31, 2016, the fair value of the assets and liabilities of ZAIS CLO 5 and the eliminations for the Consolidated Fund’s investment in ZAIS CLO 5 are as follows:

December 31, 2016
(Dollars in thousands)
Cash and cash equivalents	$23,987
Investments, at fair value	389,329
413,316
Other assets (liabilities), net	(8,909)
Notes payable of consolidated CLO, at fair value	404,407
Elimination of Consolidated Funds’ investments in CLO	(19,506)
Notes payable of consolidated CLO, at fair value (net of eliminations)	$384,901

As discussed in Note 3 – “Basis of Presentation and Summary of Significant Accounting Policies”, the Company has elected to carry these notes at fair value in its Consolidated Statements of Financial Condition. Accordingly, the Company measured the fair value of notes payable (as a group including both the senior and subordinated notes) as (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets held temporarily, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The Company allocated the resulting amount to the different classes of notes based on the CLO’s waterfall on an as liquidated basis.

The tables below present information related to the CLO’s notes payable outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	At December 31, 2016
	(Dollars in thousands)

	Unpaid Principal Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity (in Years)	Stated Maturity Dates
Senior Secured Notes	$360,395	$357,489	2.97%	11.83	October 2028
Subordinated Notes	27,635	27,412	N/A	11.83	October 2028
Total	$388,030	$384,901

7. Management Fee Income and Incentive Income

ZAIS Group earns management fees for the funds and accounts which are generally based on the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or drawn capital during the investment period.

Management fee income earned for the CLOs which ZAIS Group manages are generally based on the par value of the collateral and cash held in the CLOs. Additionally, subordinated management fees may be earned from CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. The subordinated management fee is an additional payment for the same collateral management service, but has a lower priority in the CLOs’ cash flows and is contingent upon the economic performance of the respective CLO. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees.

Prior to October 31, 2016, ZAIS Group earned management fee income from ZFC REIT, quarterly, based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT is paid to holders of Class B interests in ZAIS REIT Management. The payment to the Class B interests in ZAIS REIT Management is recorded as distributions to non-controlling interests in ZAIS Group Parent, LLC. The income is recorded as Management fee income in the Consolidated Statements of Comprehensive Income (Loss), and the portion of the management fees allocated to the holders of Class B interests in ZAIS REIT Management is included in the Allocation of Consolidated Net Income (Loss) to Non-controlling interests in ZAIS Group Parent, LLC. On October 31, 2016, the management agreement with ZFC REIT was terminated up the completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Pursuant to the Termination Agreement, the advisory agreement with ZAIS REIT Management was terminated on October 31, 2016. ZAIS REIT Management received a termination payment in the amount of $8.0 million upon termination of the agreement. Such amount is included in Management fee income in the Consolidated Statements of Comprehensive Income (Loss).

Management fees are generally collected on a monthly or quarterly basis.

ZAIS Group manages certain ZAIS Managed Entities from which it may earn incentive income based on hedge fund-style and private equity-style fee arrangements. ZAIS Managed Entities with hedge fund-style fee arrangements are those that pay ZAIS Group, on an annual basis, an incentive fee/allocation based on a percentage of net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all ZAIS Managed Entities with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. ZAIS Managed Entities with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of cumulative profits, subject to the return of contributed capital, payment of subordinate management fees (if any) and a preferred inception to date return as specified in the respective CLOs’ collateral management agreements. The advisory agreement between ZAIS REIT Management and ZFC REIT did not provide for incentive fees.

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

		Year Ended December 31, 2016
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$10,004	$(256)	$9,748
CLOs	0.15% - 0.50%	1,762	—	1,762
ZFC REIT	1.50%	10,505	—	10,505
Total		$22,271	$(256)	$22,015

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$9,294	$—	$9,294
CLOs	20%	52	—	52
Total		$9,346	$—	$9,346

		Year Ended December 31, 2015
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income
Funds and accounts	0.50% - 1.25%	$11,587	$—	$11,587
CLOs	0.15% - 0.50%	1,258	—	1,258
ZFC REIT	1.50%	2,957	—	2,957
Total		$15,802	$—	$15,802

Incentive Income (1)
Funds and accounts	10% - 20%	$5,988	$—	$5,988
CLOs	10% - 20%	1,143	—	1,143
Total		$7,131	$—	$7,131

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fees rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

Additionally, the Company may give credits for management fee income and/or incentive income to investors which invest in ZAIS Managed Entities which invest in other ZAIS Managed Entities where fees are also charged. Prior to January 1, 2015, the Company recorded all management fee income credits as an offset to Income and fees receivable in the Consolidated Statements of Financial Condition. Subsequent to January 1, 2015, the Company recorded all credits relating to management fee income and incentive income directly to Fees payable in the Consolidated Statements of Financial Condition.

The management fee income and incentive income amounts above are net of the following credits:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)

Management fee income credit	$215	$221
Incentive income credit	2,328	59
Total	$2,543	$280

Management fee income and incentive income which was accrued, but not received is as follows:

	At December 31,
	2016	2015
	(Dollars in thousands)

Management fee income	$1,284	$1,670
Incentive income	7,521	859
Total	$8,805	$2,529

Such amounts are included in Income and fees receivable in the Consolidated Statements of Financial Condition.

The Company did not recognize any bad debt expense for the years ended December 31, 2016 and December 31, 2015. The Company believes all income and fees receivable balances are deemed to be fully collectible.

Revenue Concentration

The Company’s revenue concentration for the year ended December 31, 2016 was as follows:

Number of Investors	Percentage of the Company’s Management Fee Income (approximately)	Percentage of AUM (approximately)

Two	30.1%	29.3%

Ten	42.5%	43.2%

8. Notes Payable

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1.25 million to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrued interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes were paid in full. The notes matured on March 17, 2017 at which time the principal balance and accrued interest was paid in full (see Note 18 - “Subsequent Events”). The notes were issued in lieu of paying certain underwriting costs at the closing of the Business Combination and, accordingly, treated as a direct cost attributable to the Business Combination and capitalized to equity. The Company accrued interest on the notes for the years ended December 31, 2016 and December 31, 2015, which is included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Total interest expense was as follows:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$9	$5

9. Compensation

The following table presents a detailed breakout of the Company’s compensation expense:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)

Salaries	$10,727	$14,032
Bonus	13,665	4,080
Points	—	32
Commissions	3	170
Income Unit Plan	—	198
Severance	995	1,116
Equity-Based Compensation	4,089	4,862
Payroll taxes and benefits	1,901	2,481
Total	$31,380	$26,971

A summary of the Company’s compensation arrangements are as follows:

Bonus

Incentive Cash Compensation

Employees are eligible to receive discretionary incentive cash compensation (the “Bonus Award”) on an annual basis and certain employees may also be eligible to receive guaranteed incentive compensation (the “Guarantees”). The amount of the Bonus Award is based on, among other factors, both individual performance and the financial results of ZAIS Group. For certain employees, as documented in an underlying agreement (the “Bonus Agreements”), the Bonus Award may be further subject to a retention-based payout schedule that generally provides for 30% of the Bonus Award to vest and be paid incrementally over a three-year period. The Company expenses all current cash incentive compensation award payments ratably in the first year. All future payments are amortized equally over the required service period over the remaining term of the Bonus Award as defined in the Bonus Agreements. Any Guarantees that are paid upon an employee commencing employment are expensed immediately by the Company. All future payments related to Guarantees are amortized equally over the required service period over the remaining term as defined in the agreements for the Guarantees (“Guarantee Agreement”). In the event an award is forfeited pursuant to the terms of the Bonus Agreement or Guarantee Agreement, the corresponding accruals will be reversed.

Levels of incentive compensation will vary to the extent they are tied to the performance of certain ZAIS Managed Entities or the financial and operating performance of the Company.

At December 31, 2016, the compensation payable balance includes $7.4 million related to 2016 Bonus Awards, the accrued portion of prior years’ Bonus Awards that will vest through February of 2017 subject to the terms of those Bonus Agreements and the accrued portion of Guarantees that will vest through February 2017 subject to the terms of the Guarantee Agreements.

Retention Payment Plan

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applied to approximately 60 employees of ZAIS Group all of who had an annual base salary of less than $300,000. The purpose of the Retention Payment Plan was to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group is not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees were entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remained employed by ZAIS Group on such dates. The Company paid an aggregate amount of approximately $4.6 million to all participants pursuant to the Retention Payment Plan during the year ended December 31, 2016.

In addition, on March 1, 2016, the Compensation Committee of the Board of Directors of ZAIS approved a retention payment of $900,000 to Howard Steinberg, the Company's General Counsel, which was paid on March 15, 2016.

Amounts incurred under the Retention Payment Plan are included in “Bonus” in the table above.

There are no amounts payable under the Retention Payment Plan at December 31, 2016.

Points

ZAIS Group has entered into agreements with certain of its employees whereby certain employees and former employees have been granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities (referred to as “Points Agreements”). There are currently outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements. The Company did not incur any compensation expense relating to the Points Agreements for the year ended December 31, 2016.

Income Unit Plan

In 2013, ZAIS Group established the Income Unit Plan. Under the Income Unit Plan, certain employees were entitled to receive a fixed percentage of ZAIS Group’s distributable income, as defined in the Income Unit Plan agreement. Pursuant to the terms of the Income Unit Plan, a payout of 85% of the estimated award was made in December of the applicable performance year and the remaining balance was payable within 30 days of the issuance of ZAIS Group’s audit report for the prior year. An employee must have been actively employed by ZAIS Group on each scheduled payment date to have received their relevant payment. Management terminated the plan effective December 31, 2014 in connection with the Business Combination. The Company did not incur any compensation expense under the Income Unit Plan for the year ended December 31, 2016.

Severance

On March 8, 2016, the Company commenced a reduction in force and other restructuring which resulted in a decrease of 23 employees of ZAIS Group. The Company has incurred total severance charges in the amount of approximately $762,000 related to this reduction in force which was recognized and paid during the year ended December 31, 2016.

Equity-Based Compensation

Class B-0 Units

In conjunction with the closing of the Business Combination on March 17, 2015, ZGP authorized 1,600,000 Class B-0 Units eligible to be granted to certain employees of ZAIS Group. The Class B-0 Units are subject to a two year cliff-vesting provision, whereby all Class B-0 Units granted to an employee will be forfeited if the employee resigns or is terminated prior to the two year anniversary of the closing of the Business Combination. Subsequent to the two year anniversary of the Business Combination, an employee will only forfeit vested Class B-0 Units if the employee is terminated for cause. The Class B-0 Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B-0 Units vest. Upon vesting the Class B-0 Units will have the same rights as Class A Units of ZGP and are exchangeable on a one for one basis for Class A common shares or cash (or a combination of shares and cash), at the Company’s election, subject to the restrictions set forth in the Exchange Agreement included in the Closing 8-K. This compensation expense will be amortized equally over the two-year vesting period and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date.

On December 1, 2016, the Company’s board of directors authorized ZGP to offer the 28 employees holding unvested Class B-0 Units the right to receive in consideration for the cancellation of their Class B-0 Units, at the holder’s option, either (a) Restricted Stock Units (“RSUs”) of ZAIS, on a one-for-one basis, or (b) an amount of cash per Class B-0 Unit cancelled (the “Cash Amount”) equal to $1.92, which was the average of the daily closing prices of Class A Common Stock of ZAIS for the three calendar months ended November 30, 2016 (the “Proposal”). The RSUs and the Cash Amount are both subject to vesting requirements and collectively referred to as the “Election Consideration”. The offer period expired on December 30, 2016.

All holders decided to accept the Proposal and immediately upon the expiration of the offer period, the holders’ Class B-0 Units were cancelled. For those holders of Class B-0 Units who elected to receive RSUs, ZAIS granted the RSUs under the ZAIS 2015 Stock Incentive Plan (the “Plan”). The RSUs vested on March 17, 2017, the same date that the Class B-0 Units were scheduled to vest. The RSUs entitled the holders to receive ZAIS Class A common stock, which was issued, subject to applicable wage withholding requirements, immediately upon the vesting of the RSUs. In consideration of the issuance of such stock by ZAIS to the employees of ZGP’s subsidiary, ZAIS Group, LLC, ZGP issued a number of Class A Units to ZAIS equal to the number of shares of stock that were issued to the holders of RSUs. If the B-0 Unit holder elected to receive the Cash Amount, provided the holder remained employed by ZAIS Group or its subsidiaries through the date of vesting, such amount was paid by ZAIS Group to the holder, subject to applicable wage withholding requirements, on March 22, 2017. See Note 18 - “Subsequent Events” for additional disclosures.

The number of Class B-0 Units cancelled and Election Consideration provided as a result of the Proposal is as follows:

Total number Class B-0 Units cancelled in substitution for:
RSUs	899,674
Cash	133,559
Total number of Class B-0 Units cancelled	1,033,233

Class B-0 Units not cancelled	—

Total Cash Amount payable in March 2017 (in thousands)	$256

The Company accounted for the cancellation of B-0 Units as follows:

RSUs Provided as a Replacement for the Cancellation of B-0 Units

The Company accounted for the issuance of RSUs as a modification of the award pursuant to ASC 718, “Compensation - Stock Compensation”, treating it as a cancellation of the limited liability company units accompanied by the concurrent grant of RSUs. The Company determined that the fair value of the RSUs and the B-0 Units at the modification date were equal and therefore there was no incremental compensation cost required to be recognized. ZAIS will complete the amortization of the related compensation expense equally over the two-year vesting period subject to cumulative adjustment for changes in estimated forfeitures at each reporting date.

Cash Provided as a Replacement for the Cancellation of B-0 Units

The Company accounted for the cash payment to be made in consideration for the cancellation of certain B-0 Units described above as a modification of the award pursuant to ASC 718, “Compensation - Stock Compensation”. However the modification of these awards changed the classification from equity awards to a liability awards. The fair value of the modified award at the time of the modification was approximately $256,000. The Company recognized a liability of approximately $230,000 which reflects the vested amount of the modified award’s measurement date fair value. The remaining fair value of approximately $26,000 will be amortized ratably over the remaining vesting period.

An employee will forfeit the unvested equity or liability awards if the employee is terminated or voluntarily terminates his or her employment at the Company.

The following table presents the Class B-0 Units’ activity:

	Years Ended December 31,
	2016		2015
	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of year	1,337,486	$9.67	—	$—

Offered – Upon Closing of Business Combination	—	—	1,369,119	9.70
Awards not accepted due to resignation	—	—	(16,327)	9.70
Net granted – Upon Closing of Business Combination	—	—	1,352,792	9.70

Granted	100,000	6.34	50,000	8.80
Forfeited	(404,253)	9.59	(65,306)	9.70
Cancelled pursuant to the Proposal	(1,033,233)	9.37	—	—
Vested	—	—	—	—
Balance at end of year	—	$—	1,337,486	$9.67

 The Company incurred compensation expense relating to the Class B-0 Units as follows:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$3,964	$4,664

The following table summarizes additional information related to compensation expense associated with the unvested Class B-0 Units (including Class B-0 units cancelled in consideration for the receipt of RSUs or cash) at December 31, 2016:

Estimated forfeiture rate	—

The total compensation expense expected to be recognized in all future periods (in thousands)	$1,059

Remaining weighted average period (in years)	0.21

The estimated forfeiture rates were as follows:

December 31,
2016	2015

31%	8%

The increase in the forfeiture rate is due to the reduction in force announced in the Company’s Current Report on Form 8-K filed on March 10, 2016 and actual forfeitures since the grant date.

The cumulative impact of the increase in forfeitures of approximately $1.2 million was recognized as a reduction in compensation and benefits for the year ended December 31, 2016. The Company has assumed no additional forfeitures for the modified awards for the period from December 31, 2016 through the vesting date of March 17, 2017.

The expense relating to the Class B-0 Units (pre-modification of the award) is included in Compensation and benefits on the Consolidated Statements of Comprehensive Income (Loss).

RSUs

The Company may grant up to 2,080,637 shares of Class A common stock pursuant to the Plan.

Non-employee directors of ZAIS receive RSUs pursuant to the Plan as a component of compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or distributions from ZAIS or other material rights until such RSUs vest. The RSUs vest in full on the one-year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, “Compensation - Stock Compensation”, the Company is measuring the expense associated with these awards based on the fair value on the grant date adjusted for estimated forfeitures. This expense is being amortized equally over the one-year vesting period and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date. The weighted average grant date fair value of these RSUs is based on the market value of the Company’s shares on the grant date.

Additionally, pursuant to the Proposal (see “Class B-0 Units” above), the Company issued 899,674 RSUs on December 30, 2016. The weighted average grant date fair value of these RSUs are equal to the fair value of the related B-0 Units at the time the units were issued.

The following table presents the RSU activity for non-employees as well as employees that modified their B-0 Units:

	Year Ended December 31,
	2016		2015
	Number of RSUs	Weighted Average Grant Date Fair Value per Unit	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of year Granted:	30,000	$9.85	—	$—
Non-employee directors	105,273	2.37	30,000	9.85
In consideration for cancellation of B-0 units pursuant to the Proposal	899,674	9.33	—	—
Total - Granted	1,004,947	8.60	30,000	9.85
Forfeited	—	—	—	—
Vested	(30,000)	9.85	—	—
Balance at end of year	1,004,947	8.60	30,000	9.85

The value of the fully vested RSUs on the vesting date was $82,200 based on a closing stock price of $2.74.

The Company incurred compensation expense relating to the non-employee RSUs as follows:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$125	$198

The following table summarizes additional information related to compensation expense associated with the non-employee RSUs at December 31, 2016:

Estimated forfeiture rate	—

The total compensation expense expected to be recognized in all future periods (in thousands)	$156

Remaining weighted average period (in years)	0.68

The expense relating to these RSUs is included in Compensation and benefits on the Consolidated Statements of Comprehensive Income (Loss).

10. Income Taxes

The following details the components of income tax (benefit) expense for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	(Dollars in thousands)
	2016	2015
Current provision:
Federal	$—	$—
State and local	—	—
Foreign	(5)	155
Total current (benefit) expense	(5)	155
Deferred provision:
Federal	—	—
State and local	—	—
Foreign	—	—
Total deferred (benefit) expense	—	—
Total income tax (benefit) expense	$(5)	$155

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

Following the reorganization, while ZGP and its subsidiaries continue to operate as pass-through entities for U.S. income tax purposes not subject to entity level taxes, ZAIS is taxable as a corporation for U.S. tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on ZAIS’ allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S related to the foreign subsidiaries.

The following is a reconciliation of the U.S. statutory federal income tax to the Company’s effective tax:

	December 31,
	2016	2015
	(Dollars in thousands)
Income tax (benefit) expense at the US federal statutory income tax rate	$(1,288)	$(8,060)
State and local income tax, net of federal benefit	(290)	(805)
Foreign Tax	(5)	155
Effect of permanent differences	6	715
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	(1,192)	(51)
Income attributable to non-controlling interests in ZGP not subject to tax	724	3,900
Pre-Business Combination deferred tax assets	—	(767)
Equity compensation shortfall adjustment	56	—
Provision to return adjustment	54	—
Adjustment of tax rate used to value deferred taxes	42	—
Valuation Allowance	1,888	5,068
Total	$(5)	$155

The Company’s effective tax for the years presented above includes a benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal and state income tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the equity holders owning such non-controlling interests in ZAIS subsidiaries. The net effective tax represents the taxes accrued related to the Company’s operations in jurisdictions outside the U.S.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the accompanying Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities are summarized as follows:

	Year Ended December 31
	(Dollars in thousands)
	2016	2015
Deferred tax assets:
Net operating losses	$3,104	$3,034
Equity compensation	2,277	1,291
Start-up costs	591	638
Unrealized loss on investments and other temporary differences	984	105
Total deferred tax assets	6,956	5,068
Valuation allowance	(6,956)	(5,068)
Total deferred tax assets (net of valuation allowance)	—	—

Deferred tax liabilities:
Unrealized gain on investments and other temporary differences	—	—
Total deferred tax liabilities	—	—
Total net deferred tax assets (liabilities)	$—	$—

The Company’s net deferred tax assets relate to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations as well as the Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP.

The Company has established a full valuation allowance on the deferred tax asset as of December 31, 2016 and December 31, 2015.

As of December 31, 2016, the Company has estimated federal and state income tax net operating loss carryforwards, which will expire as follows:

(Dollars in thousands)
2032	$1
2033	83
2034	122
2035	5,990
2036	1,640
Total	$7,836

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2016, the Company has determined that the current management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has reported a net book loss for the year ended December 31, 2016 and it is anticipated that expenses will exceed revenues in 2017. While the Company continues to work to grow its AUM and explore business development opportunities, the Company has not yet invested substantial amounts of the capital raised in the Business Combination, and although Management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management believes that it is not more likely than not that its deferred tax asset will be realized and the Company has established a full valuation allowance against the deferred tax asset as of December 31, 2016. The allowance has resulted in a charge of approximately $1.9 million recorded in the Company’s Consolidated Statements of Comprehensive Income (Loss).

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2016 and 2015, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Income tax (benefit) expense on the Consolidated Statements of Comprehensive Income (Loss).

11. Related Party Transactions

ZAIS Managed Entities

ZAIS Group offers a range of alternative and traditional investment strategies through the ZAIS Managed Entities. ZAIS Group earns all of its management fee income and incentive income from the ZAIS Managed Entities, which are considered related parties as the Company manages the operations of, and makes investment decisions for, these entities. The Company considers ZAIS Group’s principals, executives, employees and all ZAIS Managed Entities to be affiliates and related parties.

ZAIS Group invests in its subsidiaries and some of the ZAIS Managed Entities. Investments in subsidiaries and certain ZAIS Managed Entities that are consolidated are eliminated. Investments in certain ZAIS Managed Entities that are not consolidated are further described in Note 3.

ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CLOs and ZFC REIT) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees were approximately as follows:

At December 31,
2016	2015
(Dollars in thousands)

$21,713	$27,918

Additionally, at December 31, 2016 and December 31, 2015 certain ZAIS Managed Entities, with existing fee arrangements, have investments representing 100% of the equity tranche of ZAIS CLO 1, Limited. (“ZAIS CLO 1”) and ZAIS CLO 2, Limited. (“ZAIS CLO 2”). Therefore, ZAIS Group did not charge management fees or earn incentive income on ZAIS CLO 1 and ZAIS CLO 2. The total amounts of AUM that are not being charged fees were approximately as follows:

At December 31,
2016	2015
(Dollars in thousands)

$560,272	$562,329

From time to time, ZAIS Group may pay research and data services expenses relating to the management of the ZAIS Managed Entities directly to vendors and allocates a portion of these costs to the respective ZAIS Managed Entities per the terms of the respective investment management agreements (the “Research Costs”). These amounts are reimbursable by the respective ZAIS Managed Entities and it is the Company’s policy to record the allocated amounts as Due from related parties.

The Company allocated the following amounts to the ZAIS Managed Entities:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$1,914	$2,282

Such amounts are not included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

The amounts due from the ZAIS Managed Entities relating to this arrangement are as follows:

At December 31,
2016	2015
(Dollars in thousands)

$581	$650

These amounts are included in Due from related parties in the Consolidated Statements of Financial Condition.

The Company may also pay other costs to vendors on behalf of the ZAIS Managed Entities in addition to the Research Costs (the “Other Direct Costs”). These amounts are also reimbursable by the respective ZAIS Managed Entities and it is the Company’s policy to record these amounts as Due from related parties.

The Company incurred the following Other Direct Costs:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$155	$42

Such amounts are not included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

The Other Direct Costs due to ZAIS Group from the ZAIS Managed Entities are as follows:

At December 31,
2016	2015
(Dollars in thousands)

$117	$32

These amounts are included in Due from related parties in the Consolidated Statements of Financial Condition.

Consulting Agreements

RQSI, Ltd.

Certain affiliates of Mr. Neil Ramsey (“Mr. Ramsey”) are significant stockholders of ZAIS.

ZGP entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Mr. Ramsey through RQSI, Ltd., an entity controlled by Mr. Ramsey, under the terms of which, among other things, Mr. Ramsey provided consulting services to ZGP, ZAIS Group’s senior management team and ZAIS, as requested by ZAIS, from time to time during the 24-month period beginning on the closing of the Business Combination. Mr. Ramsey agreed not to compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP agreed to pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments.

The Company has recorded the following expense related to the Consulting Agreement:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$500	$395

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Amounts payable to Mr. Ramsey pursuant to the Consulting Agreement are as follows:

At December 31,
2016	2015
(Dollars in thousands)

$—	$42

Such amounts are included in Other liabilities in the Consolidated Statements of Financial Condition.

ZAIS Group has agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group may use this information for trading futures in one of the ZAIS Managed Entities.

ZAIS Group has entered into a month to month lease agreement with an affiliate of RQSI, Ltd to occupy space in the Company’s London office. The agreement is terminable upon 30 days’ notice. While there is currently no charge to RQSI, Ltd. or its affiliate for use of the space, the total market value of the lease agreement with the affiliate of RQSI, Ltd. is approximately $13,000 per month.

Ms. Tracy Rohan

ZAIS Group is a party to a consulting agreement with Ms. Tracy Rohan (“Ms. Rohan”), Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earns 76,000 GBP annually. The Company recognized the following amounts for her services based on U.S. Dollars:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$101	$120

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Amounts payable to Ms. Rohan pursuant to the consulting agreement are as follows:

At December 31,
2016	2015
(Dollars in thousands)

$16	$9

Such amounts are included in Other liabilities in the Consolidated Statements of Financial Condition.

12. Property and Equipment

Property and equipment consist of the following:

	At December 31,
	2016	2015
	(Dollars in thousands)

Office equipment	$3,098	$3,088
Leasehold improvements	684	853
Furniture and fixtures	572	574
Software	409	409
	4,763	4,924
Less accumulated depreciation and amortization	(4,489)	(4,380)
Total	$274	$544

The Company recognized depreciation and amortization expense as follows:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$267	$730

In 2015, the useful life assumption for leasehold improvements was updated to be consistent with the term of the lease. The change in accumulated depreciation and amortization also includes the change in foreign currency spot rates for each respective period presented.

13. Commitments and Contingencies

Engagement Agreement with Berkshire Capital

On April 22, 2016, the Company entered into an investment banking engagement agreement with Berkshire Capital Securities, LLC (“Berkshire Capital”), an affiliate of Mr. R. Bruce Cameron, our former director, pursuant to which Berkshire Capital will provide financial advisory services in connection with the Company’s strategic planning. Pursuant to the engagement letter, Berkshire Capital is entitled to a $100,000 retainer, a monthly retainer of $15,000 if the engagement is extended beyond the initial three months, reimbursed expenses and a success fee in the event of covered transactions equal to no more than the greater of $750,000 and 2% of the total consideration paid.

Capital Commitments

At December 31, 2016 $51.0 million of equity capital has been committed to Zephyr A-6, a Consolidated Fund, which has been established to invest in ZAIS Group managed CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act. As of December 31, 2016, ZAIS Group had contributed $20.5 million to Zephyr A-6 and contributed an additional $6.1 million in January 2017.

There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

Lease Obligations

ZAIS Group is currently leases office space in New Jersey and London under operating lease agreements which expire at various times through October 2017. The Company recognizes rent expense related to its operating leases on a straight-line basis over the lease term and is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). The Company incurred rent expense as follows:

Year Ended December 31,
2016	2015
(Dollars in thousands)

$1,006	$1,488

Aggregate future minimum annual rental payments for the periods subsequent to December 31, 2016 are approximately as follows:

Period
(Dollars in thousands)

Ten months ending October 31, 2017	$483

Effective September 30, 2016, the Company terminated a portion of its lease and reduced its office space in New Jersey by approximately 2,600 square feet. In connection with the lease termination, the Company paid a lease termination fee of approximately $20,000 pursuant to the terms of the lease. Such amount is included in General, administration and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Litigation

From time to time, ZAIS Group may become involved in various claims, formal regulatory inquiries and legal actions arising in the ordinary course of business. The Company discloses information regarding such inquiries if disclosure is required pursuant to accounting and financial reporting standards.

Other Contingencies

In the normal course of business, ZAIS Group enters into contracts that provide a variety of indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to ZAIS Group under these arrangements could involve future claims that may be made against ZAIS Group. Currently, no such claims exist or are expected to arise and, accordingly, the Company has not accrued any liabilities in connection with such indemnifications.

Gain Contingencies

In 2016 the Company received notification from one of its insurance providers that its claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved. The Company had paid approximately $0.33 million and $0.58 million during 2016 and 2015, respectively, for legal and other costs incurred in excess of our insurance deductible. The cumulative insurance reimbursements that the Company has received through December 31, 2016 were approximately $0.89 million. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.58 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the portion that related to 2015. At December 31, 2016, the remaining amount to be approved for reimbursement by the insurance provider is approximately $0.02 million and is included in Other assets in the Consolidated Statements of Financial Condition.

14. Segment Reporting

The investment management segment is currently the Company’s only reportable segment, and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The investment management segment provides investment advisory and asset management services to the ZAIS Managed Entities.

15. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined time to time by the Company’s board of directors. At December 31, 2016 and December 31, 2015, there were no shares of preferred stock issued or outstanding.

Class A Common Stock

The Company is authorized to issue 180,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of record of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

The Company issued 30,000 shares of Class A Common Stock during the year ended December 31, 2016 related to the RSUs which vested during the year. There were no other issuances of Class A Common Stock during the years ended December 31, 2016 or December 31, 2015.

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.000001 per share. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of net income (loss). Holders of record of Class B Common Stock are entitled to ten votes for each share held on all matters to be voted on by stockholders. In connection with the Business Combination, HF2 transferred 20,000,000 shares of Class B Common Stock to the ZGH Class B Voting Trust, of which Christian Zugel is the sole trustee. There were no shares of Class B Common Stock issued during the year ended December 31, 2016. At December 31, 2016 and December 31, 2015, there were 20,000,000 shares of Class B Common Stock issued and outstanding, held by the ZGH Class B Voting Trust.

Class B Units

ZGP may issue up to 6,800,000 Class B units (“Class B Units”) at any time during the five year period following the Closing, a portion of which were awarded but subsequently cancelled (see Note 9 – “Compensation”). Of these Class B Units, 1,600,000 Class B-0 Units vest on the later of the date of grant and the second anniversary of the Closing, unless otherwise provided in the restricted unit agreement granting the Class B unit. The remaining 5,200,000 Class B Units are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”), which vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the Closing ranging, from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

The ZGP Founder Members’ Class A Units and, if any, all of the vested Class B Units (but not any unvested Class B Units) may be exchanged for shares of Class A Common Stock of ZAIS on a one-for-one basis (subject to certain, if any, adjustments to the exchange ratio) or, at ZAIS’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement that ZAIS entered into with ZGP, the ZGP Founder Members and the other parties thereto. The Exchange Agreement contains certain restrictions on the ability of holders of Class A Units and Class B Units to exchange such Units for Class A Common Stock of ZAIS. Subject to certain limited exceptions, including in connection with a change in control of the Company, there is a two-year lock-up period (commencing March 17, 2015) before any exchanges of Class A Units or Class B Units was permitted.

There were no Class B-1, Class B-2, Class B-3 or Class B-4 Units awarded for the years ended December 31, 2016 or December 31, 2015.

On December 1, 2016, the Company’s board of directors authorized ZGP to offer the employees who agreed to the cancellation of their unvested Class B-0 Units the right to receive in substitution for the cancellation of their Class B-0 Units, at the holder’s option, either (a) RSUs of ZAIS, on a one-for-one basis, or (b) an amount of cash per Class B-0 Unit cancelled (See Note 9 – “Compensation”). Both were subject to vesting requirements.

See Note 9 – Compensation for additional details relating the B-0 Units activity for the years ended December 31, 2016 and December 31, 2015.

16. Earnings Per Share

Shares of Class B common stock have no impact on the calculation of consolidated net income (loss) per share of Class A common stock as holders of Class B common stock do not participate in net income or dividends, and thus, are not participating securities.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands, except shares and per share amounts)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(5,160)	$(13,805)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	(2,129)	(10,206)
Less: Consolidated Net Income (Loss), net of tax, attributable to ZAIS REIT Management, LLC Class B Members (1)	(477)	(570)
Income tax (benefit) expense (2)	—	—
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$(7,766)	$(24,581)
Denominator:
Weighted average number of shares of Class A Common Stock	13,891,245	10,982,726
Effect of dilutive securities:
Weighted average number of Class A Units of ZGP	7,000,000	7,000,000
Dilutive number of B-0 Units and RSUs (3)	—	—
Diluted weighted average shares outstanding (4)	20,891,245	17,982,726
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$(0.37)	$(1.26)
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$(0.37)	$(1.37)

(1)	Amount represents portion of the management fee income received from ZFC REIT that is payable to holders of Class B interests in ZAIS REIT Management.
(2)	Income tax (benefit) expense is calculated using an assumed tax rate of 36.56% and 31.72% for the years ended December 31, 2016 and December 31, 2015, respectively, which is fully offset by a 100% valuation allowance in each year. See Note 10 – “Income Taxes” for details surrounding income taxes.
(3)	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors of ZAIS and employees of ZAIS Group. These Class B-0 Units are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(4)	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

17. Supplemental Financial Information (Unaudited)

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition and results of operations:

	At December 31, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$38,712	$—	$—	$38,712
Income and fees receivable	8,805	—	—	8,805
Investments, at fair value	—	—	—	—
Investments in affiliates, at fair value	29,554	—	(24,281)	5,273
Due from related parties	734	—	—	734
Property and equipment, net	274	—	—	274
Prepaid expenses	906	—	—	906
Other assets	348	—	—	348
Assets of Consolidated Funds
Cash and cash equivalents	—	37,080	—	37,080
Investments, at fair value	—	423,871	(19,506)	404,365
Due from broker	—	16,438	—	16,438
Other assets	—	1,254	(44)	1,210
Total Assets	$79,333	$478,643	$(43,831)	$514,145
Liabilities and Equity
Liabilities
Notes payable	$1,263	$—	$—	$1,263
Compensation payable	7,836	—	—	7,836
Due to related parties	31	—	—	31
Fees payable	2,439	—	—	2,439
Other liabilities	1,127	—	—	1,127
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO	—	404,407	(19,506)	384,901
Due to broker	—	24,462	—	24,462
Other liabilities	—	2,165	(44)	2,121
Total Liabilities	12,696	431,034	(19,550)	424,180

Commitments and Contingencies (Note 13)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	63,413	—	—	63,413
Retained earnings (Accumulated deficit)	(18,965)	—	—	(18,965)
Accumulated other comprehensive income (loss)	(70)	—	—	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	44,379	—	—	44,379
Non-controlling interests in ZAIS Group Parent, LLC	22,258	—	—	22,258
Non-controlling interests in Consolidated Funds	—	47,609	(24,281)	23,328
Total Equity	66,637	47,609	(24,281)	89,965
Total Liabilities and Equity	$79,333	$478,643	$(43,831)	$514,145

	At December 31, 2015
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$44,351	$—	$—	$44,351
Income and fees receivable	2,529	—	—	2,529
Investments, at fair value	8,169	—	—	8,169
Investments in affiliates, at fair value	20,767	—	(15,525)	5,242
Due from related parties	748	—	—	748
Property and equipment, net	544	—	—	544
Prepaid expenses	776	—	—	776
Other assets	310	—	—	310
Assets of Consolidated Funds
Cash and cash equivalents	—	33	—	33
Investments, at fair value	—	30,509	—	30,509
Total Assets	$78,194	$30,542	$(15,525)	$93,211
Liabilities and Equity
Liabilities
Notes payable	$1,255	$—	$—	$1,255
Compensation payable	3,575	—	—	3,575
Due to related parties	175	—	—	175
Fees payable	756	—	—	756
Other liabilities	1,546	—	—	1,546
Liabilities of Consolidated Funds
Other liabilities	—	101	—	101
Total Liabilities	7,307	101	—	7,408

Commitments and Contingencies (Note 13)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	60,817	—	—	60,817
Retained earnings (Accumulated deficit)	(13,805)	—	—	(13,805)
Accumulated other comprehensive income (loss)	158	—	—	158
Total stockholders’ equity, ZAIS Group Holdings, Inc.	47,171	—	—	47,171
Non-controlling interests in ZAIS Group Parent, LLC	23,716	—	—	23,716
Non-controlling interests in Consolidated Funds	—	30,441	(15,525)	14,916
Total Equity	70,887	30,441	(15,525)	85,803
Total Liabilities and Equity	$78,194	$30,542	$(15,525)	$93,211

	Year Ended December 31, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$22,271	$—	$(256)	$22,015
Incentive income	9,346	—	—	9,346
Other revenues	316	—	—	316
Income of Consolidated Funds	—	—	—	—
Total Revenues	31,933	—	(256)	31,677
Expenses
Compensation and benefits	31,380	—	—	31,380
General, administrative and other	12,263	—	—	12,263
Depreciation and amortization	267	—	—	267
Expenses of Consolidated Funds	—	338	(256)	82
Total Expenses	43,910	338	(256)	43,992
Other Income (loss)
Net gain (loss) on investments	3,921	—	(3,648)	273
Other income (expense)	762	—	—	762
Net gains (losses) of Consolidated Funds’ investments	—	7,491	842	8,333
Net gain (loss) on beneficial interest of collateralized financing entity	—	—	(842)	(842)
Total Other Income (Loss)	4,683	7,491	(3,648)	8,526
Income (loss) before income taxes	(7,294)	7,153	(3,648)	(3,789)
Income tax (benefit) expense	(5)	—	—	(5)
Consolidated net income (loss), net of tax	(7,289)	7,153	(3,648)	(3,784)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(343)	—	—	(343)
Total Comprehensive Income (Loss)	$(7,632)	$7,153	$(3,648)	$(4,127)

	Year Ended December 31, 2015
	ZAIS	Consolidated Funds	Eliminations		Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$15,802	$—	$		$15,802
Incentive income	7,131	—		—	7,131
Other revenues	298	—		—	298
Income of Consolidated Funds	—	—		—	—
Total Revenues	23,231	—			23,231
Expenses
Compensation and benefits	26,971	—		—	26,971
General, administrative and other	17,064	—		—	17,064
Depreciation and amortization	730	—		—	730
Expenses of Consolidated Funds	—	206		—	206
Total Expenses	44,765	206		—	44,971
Other Income (loss)
Net gain (loss) on investments	186	—		(154)	32
Other income (expense)	147	—		—	147
Impairment loss on goodwill	(2,655)	—		—	(2,655)
Net gains (losses) of Consolidated Funds’ investments	—	509		—	509
Total Other Income (Loss)	(2,322)	509		(154)	(1,967)
Income (loss) before income taxes	(23,856)	303		(154)	(23,707)
Income tax (benefit) expense	155	—		—	155
Consolidated net income (loss), net of tax	(24,011)	303		(154)	(23,862)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	238	—		—	238
Total Comprehensive Income (Loss)	$(23,773)	$303		$(154)	$(23,624)

18. Subsequent Events

During the period from January 1, 2017 through February 28, 2017, the Company paid approximately $8.0 million related to 2016 Bonus Awards, Bonus Awards that vested through February of 2017 pursuant to the Bonus Agreements related to a prior year (see Note 9 - “Compensation”) and Guarantees that vested through February 2017 pursuant to the Guarantee Agreements (see Note 9 – “Compensation”).

On January 6, 2017, ZAIS Group provided notice to its current landlord of its intention to vacate its principal office space. ZAIS Group is currently in negotiations and intends to enter into a new lease agreement for a cost not to exceed its current annual leasing cost for its primary office space.

On January 23, 2017, Zephyr A-6 received total capital contributions from its members of $12.0 million, of which ZAIS Group’s portion was approximately $6.1 million. Additionally, Zephyr A-6 contributed $30.0 million to ZAIS CLO 6 Warehouse during the period from January 1, 2017 through March 24, 2017.

On February 15, 2017, the Board of Directors of the Company established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Company’s Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of our Class A Shares so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates on any of these matters except as required by law or regulation.

On February 27, 2017, ZAIS Group entered into an agreement (the “Legal Advisor Agreement”) with Howard Steinberg, the Company’s General Counsel, pursuant to which Mr. Steinberg will resign as General Counsel effective on March 31, 2017 and be retained as Senior Legal Advisor to the Company effective April 1, 2017. Under the Legal Advisor Agreement, which has been approved by the Compensation Committee of the Board of Directors of the Company, Mr. Steinberg will receive $150,000 per calendar quarter for his services, plus additional compensation of $900 per hour if he is requested to devote more than 20 hours during any week to advising the Company. In addition, under the Legal Advisor Agreement, Mr. Steinberg is entitled to reimbursement of reasonable out-of-pocket expenses incurred in connection with performing services for the Company, an allowance or reimbursement for the reasonable cost of suitable office space in Manhattan should Mr. Steinberg require it, 70% of the premiums for COBRA health and medical insurance coverage for Mr. Steinberg and his spouse paid for by the Company and, after COBRA coverage lapses, up to 70% of the costs of Medicare supplementary health insurance coverage for Mr. Steinberg and his spouse, for as long as he provides legal advisory services to the Company, capped at $3,450 per quarter. Pursuant to the Legal Advisor Agreement, Mr. Steinberg also received a payment of $450,000 on February 28, 2017. The Legal Advisor Agreement is terminable by the Company or Mr. Steinberg on 30 days’ prior written notice; if it is terminated by the Company other than due to Mr. Steinberg’s failure to perform services, Mr. Steinberg would be entitled to a payment of $300,000.

On February 28, 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 24, 2017.

On March 17, 2017, the Company repaid its notes payable to EarlyBirdCapital, Inc. and Sidoti & Company, LLC in full in the aggregate amount of $1.3 million (see Note 8 – “Notes Payable”). Such amount includes the outstanding principal amount and accrued interest.

On March 17, 2017, 899,674 RSUs granted to certain of the Company’s employees in connection with the Proposal vested. The Company issued 548,923 shares of its Class A Common Stock, on a net basis (to account for applicable wage withholding requirements), to the holders who elected to cancel their Class B-0 Units in substitution for RSUs. The fair value of the consideration was $2.1 million based on the closing stock price of the Company’s Class A Common Stock on March 17, 2017 and the gross amount of RSUs vested. Subsequent to the issuance of these additional shares, ZGH owns 67.4% of ZGP. Additionally, ZAIS Group paid the Cash Amount of approximately $256,000 to the holders who elected the Cash Amount (subject to applicable wage withholding requirements) on March 24, 2017. See Note 9 – “Compensation” for additional disclosures relating to the RSUs.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Acting Chief Financial Officer (the “Acting CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and Acting CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO 2013”).

Based on its assessment, the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Directors and Executive Officers

Board of Directors

The following sets forth certain information with respect to our directors:

Name	Age	Position Held
Christian M. Zugel	56	Chief Investment Officer and Chairman of our Board of Directors
Michael F. Szymanski	50	Chief Executive Officer, President and Director
John Burke	58	Independent Director
Paul B. Guenther	76	Independent Director
James Zinn	64	Independent Director

Executive Officers

The following sets forth certain information with respect to our executive officers:

Name	Age	Position Held with the Company
Michael F. Szymanski	50	Chief Executive Officer, President and Director
Christian M. Zugel	56	Chief Investment Officer and Chairman of the Board of Directors
Howard E. Steinberg	72	General Counsel
Nisha Motani	45	Acting Chief Financial Officer and Chief Accounting Officer
Marc D. Galligan	62	Chief Risk Officer
Gregory Barrett	50	Head of Client Relations and Business Development

Biographical Information

Directors

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

James Zinn

Mr. Zinn joined our board of directors upon the closing of the Business Combination in March 2015. From 2013 to 2015, Mr. Zinn served on the board of directors of ZFC REIT, including as Chairman of the audit committee. In connection with the closing of the Business Combination, Mr. Zinn resigned from the ZFC REIT board of directors and joined our board. From 2010 to 2016, Mr. Zinn has served as a Director and formerly Treasurer of his homeowners association representing over 5,000 residents. From 2008 through 2012, he also maintained an on-call consultant role with ODIN Technologies, Inc., a radio-frequency identification-engineering firm, which he helped organize in 2003. From 2003 to 2009, Mr. Zinn served as a director of Vmeals, LLC, an online food sales organization. During 2008, Mr. Zinn also served on the valuation committee of XE Capital Management, LLC, a hedge fund based in New York City. From 1999 to 2006, Mr. Zinn co-founded and served as Chief Financial Officer (until 2002) and a Director of ServerVault, Inc., a secure web-hosting company. From 1994 to 1999, Mr. Zinn served as the Chief Financial Officer and Senior Vice President of CapitalOne Financial Corporation, where he was responsible for all financial management and related communications. Prior to that, from 1977 to 1994, Mr. Zinn served in various capacities from staff accountant to Regional Partner for Ernst & Young, LLP, providing accounting and consultation advice on technical accounting matters to financial services clients. Mr. Zinn received a B.S. in Business Administration from The Ohio State University in 1975.

Mr. Zinn was selected to serve on our board of directors due to his accounting expertise and industry experience.

Biographies for our remaining directors, Messrs. Zugel and Szymanski, are contained in the discussion entitled “Executive Officers of the Company” in Item 1 of this Annual Report on Form 10-K.

Executive Officers

Biographies for each of our executive officers are contained in the discussion entitled “Executive Officers of the Company” in Item 1 of this Annual Report on Form 10-K.

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

Based on the review of copies of the Section 16(a) reports and amendments thereto furnished to us and/or written representations from our directors, executive officers and 10% Holders that no other reports were required to be filed, we believe that for the period from January 1, 2016 through December 31, 2016 our directors, executive officers and 10% Holders complied with all Section 16(a) filing requirements applicable to them, except for the untimely filing of one Form 4 report for each of Messrs. Zinn and Burke with respect to one transaction, due to a filing error.

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

Item 11. Executive Compensation.

Compensation of Independent Directors

We pay directors’ fees only to those directors who are independent under the NASDAQ listing standards. We pay an annual base director’s fee of $200,000 to each of our independent directors under our Non-Employee Director Compensation Policy adopted in 2015. Base independent directors’ fees are paid 50% in cash and 50% in restricted stock units (“RSUs”). In determining the number of RSUs for the 2016 independent director grants, we used the average closing price of our Class A Common Stock during the 30 trading days prior to the April 21, 2016 and November 1, 2016 grant dates. RSUs typically vest based on twelve months of service. We reimburse all members of our board of directors for their travel expenses incurred in connection with their attendance at full meetings of our board of directors and its committees.

Our independent directors are also generally eligible to receive restricted stock, RSUs, our Class A Common Stock, options and other equity-based awards under the 2015 Stock Plan.

Each non-employee director must own shares of common stock in an amount equal to two times his base annual cash retainer (excluding additional cash retainers for service as the Chairman of the Board, committee chairpersons and committee members). Non-employee directors are required to achieve the applicable level of ownership within five years of becoming subject to the requirements.

The following table sets forth the compensation we paid to our independent directors in 2016, including Bruce Cameron who served as our director until his resignation on April 20, 2016.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Paul B. Guenther	$100,000	$76,075	—	—	—	—	$176,075
James Zinn	100,000	76,075	—	—	—	—	176,075
James Burke	69,250	76,075	—	—	—	—	145,325
Bruce Cameron	30,750	—	—	—	—	—	30,750

(1)	Reflects the grant date fair value of RSUs as determined in accordance with ASC Topic 718. The amounts were calculated based on the number of RSUs granted multiplied by the closing price per share of our Class A Common Stock on the date of grant. The amounts do not reflect the actual amounts that may be realized by the directors.

Executive Compensation

As an emerging growth company, we provide in this Annual Report the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act for compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Securities Exchange Act of 1934.

Summary Compensation Table

Our “named executive officers” for fiscal 2016 consist of Mr. Szymanski, Mr. Steinberg, and Mr. Barrett. The following table sets forth certain information with respect to the compensation for the years ended December 31, 2016 and 2015 earned by, awarded to, or paid to the Company’s named executive officers as well as Mr. Zugel, our Chief Investment Officer, as we anticipate he will typically be a named executive officer.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Nonequity incentive plan compensation ($)	All other compensation ($) (3) (4)	Total ($)
Michael Szymanski Chief Executive Officer and President	2016	300,000	—	—	—	33,607	333,607
	2015	300,000	—	1,583,671	—	25,367	1,909,038

Gregory Barrett, Head of Client Relations and Business Development	2016	275,000	1,500,000	634,000	—	—	2,409,000
	2015	—	—	—	—	—	—

Howard E. Steinberg General Counsel	2016	300,000	900,000	—	—	1,262	1,201,262
	2015	300,000	—	633,468	—	1,524	934,992

Christian Zugel Chief Investment Officer	2016	400,000	—	—	—	441,353	841,353
	2015	400,000	—	—	—	172,072	572,072

(1)	Reflects the payment of a signing bonus and a first year guaranteed bonus to Mr. Barrett of not less than $1.1 million and a retention award to Mr. Steinberg in the amount of $900,000. No discretionary incentive compensation was paid to Mr. Szymanski or Mr. Zugel for 2016. Additional information regarding the payment of bonuses is set forth in Note 9 – “Compensation” to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Reflects the grant date fair value of unvested Class B-0 Units in ZGP granted by ZGP as determined under ASC Topic 718, disregarding forfeitures. The grant date fair value for each Class B-0 Unit in ZGP is based on the closing price per share of our Class A Common Stock on the grant date. The amounts do not reflect the actual amounts that may be realized by the officers or directors. During December 2016, each of Mr. Szymanski, Barrett and Steinberg agreed to cancel their unvested Class B-0 Units and receive an equivalent number of RSUs on substantially the same terms as the Class B-0 Units in substitution therefor. No incremental compensation cost was recognized as a result of these transactions. Additional information regarding the cancellation of unvested Class B-0 Units in consideration of the receipt of RSUs is set forth in Note 9 – “Compensation” to the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Includes waiver of management and incentive fees payable with respect to investments in certain funds that ZAIS Group manages for Messrs. Zugel and Szymanski and certain trusts and family members related to these named executive officers. The amount of the waived fees with respect to Messrs. Zugel and Szymanski for 2016 was $418,720 and $12,614, respectively, and for 2015 was $149,531 and $4,445.

(4)	Includes fees earned by Messrs. Zugel and Szymanski due to service as a director of an entity for which ZAIS Group serves as an investment advisor. The amount of director fees received by each of them for board service during 2016 and 2015 was $19,931 and $20,110, respectively. These amounts were paid in Euros and have been converted to U.S. dollars based on the average conversion rate on the payment date.

Information Regarding Summary Compensation Table

Mr. Barrett is party to an employment letter agreement with ZAIS Group dated December 15, 2015. This agreement provided for him to receive a $300,000 salary, a $400,000 signing bonus, an equity grant of 100,000 Class B-0 Units of ZAIS Group Parent, LLC. and a guaranteed year end incentive compensation for 2016 in the amount of $1,100,000 (“2016 Guaranteed Incentive Compensation”) provided that he remains employed with us through a date not later than March 15, 2017. Messrs. Szymanski, Zugel and Steinberg do not have employment letter agreements. Mr. Barrett was employed by ZAIS Group effective April 1, 2016. The salary presented in the Summary Compensation Table is pro-rated for the period from April 1, 2016 through December 31, 2016.

ZAIS Group entered into incentive agreements, dated December 19, 2013, with Messrs. Zugel and Szymanski, which provided for the cash payment of $164,000 and $105,000 to Messrs. Zugel and Szymanski, respectively, on each of February 27, 2015, February 29, 2016 and February 28, 2017. Under the terms of a separate incentive agreement between ZAIS Group and Mr. Szymanski, dated February 26, 2013, Mr. Szymanski received a cash payment of $85,000 on the last day of February in 2014, 2015 and 2016. If Messrs. Zugel or Szymanski’s employment is terminated without “cause” (as defined in the ZAIS Group Employee Handbook), or in the event of their death or disability on or before the date on which a payment is due under an applicable incentive agreement, ZAIS Group will be obligated to make the relevant cash payment to the executive or the executive’s estate (in the event of death). All payments due on or prior to the date of this Amendment under the incentive agreements described above have been made to Messrs. Zugel and Szymanski. None of these amounts have been reported in this year’s Summary Compensation Table above consistent with SEC reporting rules.

Under the terms of an agreement dated February 27, 2012, Mr. Zugel, as managing member of ZAIS Group, is entitled to receive 10% of the net incentive income with respect to certain ZAIS Managed Entities, after deducting any payments made with respect to certain employee compensation payments and payments made to external marketers. There were no payments for 2016 and 2015, and no amounts have been reported in this year’s Summary Compensation Table with respect to this agreement. As of December 31, 2016, there was one ZAIS Managed Entity for which Mr. Zugel is entitled to future payments under the aforementioned agreement.

Outstanding Equity Awards at 2016 Year-End

The following table sets forth certain information about unvested equity awards in the form of RSUs granted to our named executive officers as of December 31, 2016.

	Stock Awards (1)
Names	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael Szymanski	163,265	(1)	$240,000	—	—
Gregory Barrett	100,000	(1)	147,000	—	—
Howard E. Steinberg	65,306	(1)	96,000	—	—
Christian Zugel	—		—	—	—

(1)	Messrs. Szymanski, Steinberg and Barrett received RSUs in consideration for the cancellation of an equivalent number of unvested Class B-0 Units held by them. All of the RSUs listed in the table above were granted on December 30, 2016 and vested on March 17, 2017.

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

Compensation Committee Interlocks and Insider Participation

During 2016, none of the members of our Compensation Committee was a current or former officer of our Company, except for Mr. Cameron, who was HF2’s Chairman and Chief Executive Officer prior to the Business Combination. There are no other Compensation Committee interlocks or insider participation in compensation decisions that are required to be reported under the rules and regulations of the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management or Class A Units

The following table sets forth information as of March 24, 2017 regarding the beneficial ownership of our Common Stock by (i) each person known to us to be the beneficial owner of 5% or more of the outstanding Common Stock, (ii) our named executive officers, (iii) our directors and (iv) all of our directors and executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights. The percentages below are based on 14,449,840 shares of our Class A Common Stock outstanding and 20,000,000 shares of our Class B Common Stock outstanding as of March 24, 2017. Share amounts and corresponding percentages for each person holding RSUs that vest within 60 days assume that the person has received one share of our Class A Common Stock for each such RSU. Similarly, share amounts and corresponding percentages for each person holding Class A Units that are potentially exchangeable for Class A Common Stock within 60 days assume that the person has received one share of our Class A common stock for each such Class A Unit, notwithstanding that it is up to the Company’s discretion whether, upon an exchange, the holder is to receive stock, cash or a combination of the two. The total number of shares of Class A Common Stock outstanding used in calculating percentages for each person assumes that no shares of Class A Common Stock have been issued for unvested RSUs or Class A Units held by other persons.

Unless otherwise indicated, all shares are owned directly, and the indicated person has sole voting and investment power. Except as indicated in the footnotes to the table below, the business address of the stockholders listed below is the address of our principal executive office, Two Bridge Avenue, Suite 322, Red Bank, New Jersey 07701-1106.

Names	Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class A Common Stock	Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class B Common Stock
Class B Voting Trust	—	—	20,000,000	100%
Executive Officers and Directors
Christian Zugel (1)	1,131,250	7.4%	20,000,000	100%
Michael Szymanski	102,585	*	—	—
Howard E. Steinberg	38,205	*	—	—
Nisha Motani	20,490	*	—	—
Greg Barrett	43,900	*	—	—
Marc Galligan	32,653	*	—	—
John Burke(2)	10,314	*	—	—
James Zinn (2)	20,314	*	—	—
Paul B. Guenther (2)	20,314	*	—	—
All directors and executive officers as a group (nine persons)	1,420,025	9.3%	20,000,000	100%
5% or Greater Beneficial Owner
Neil A. Ramsey (3)	9,585,287	66.3%	—	—
Royce & Associates, LLC (4)	1,021,060	7.1%	—	—

*Denotes less than 1%.

(1)	Mr. Zugel is the sole trustee of the Class B Voting Trust and, in such capacity, has voting and investment power over the shares of Class B Common Stock held therein. Includes 831,250 shares of Class A Common Stock that potentially could be acquired on April 3, 2017 if Mr. Zugel elected to exchange an equal number of Class A Units in accordance with the terms of the Exchange Agreement. The Exchange Agreement limits exchanges to 25% of the holder’s aggregate Class A Units annually. The Company may elect to issue shares of Class A Common Stock or pay cash (or do a combination of the two) for exchanged Class A Units. Notwithstanding his rights under the Exchange Agreement, Mr. Zugel disclaims beneficial ownership of such shares of Class A Common Stock as the Audit Committee of the Company has discretion to determine whether Mr. Zugel receives Class A Common Stock, cash or a combination of the two, upon an election to exchange Class A Units under the Exchange Agreement. Excludes an aggregate of 187,498 shares of Class A Common Stock currently held and 568,750 shares of Class A Common Stock that could be acquired on April 3, 2017 under the Exchange Agreement by two trusts that are governed by an independent trustee and by Mr. Zugel’s spouse. Mr. Zugel disclaims beneficial ownership of all such shares for the additional reason that he does not have or share voting or investment power over such shares.

(2)	Includes 10,314 RSUs held by each of Messrs. Burke, Zinn and Guenther that are expected to vest on April 30, 2017. Upon vesting, the Company will issue to the holder of RSUs the number of shares of Class A Common Stock equal to the number of vested RSUs.

(3)	According to a Schedule 13D filed on January 11, 2017, 9,207,056 of the shares reported are held by d.Quant Special Opportunities Fund, LP, a Delaware limited partnership (“SpecOps”), and 378,231 shares are held by NAR Special Global, LLC (“NAR”). Mr. Ramsey is the general partner of SpecOps and has sole voting and dispositive power over the shares held by SpecOps, and the managing member of NAR and has sole voting and dispositive power over the shares held by NAR. The business address for this stockholder is 1515 Ormsby Station Court, Louisville, KY 40223.

(4)	According to a Schedule 13G filed on January 23, 2017, the 1,021,060 shares reported are held Royce & Associates, LLC. The business address for this stockholder is 745 Fifth Avenue, New York, NY 10151.

The following table assumes that the 7,000,000 Class A Units owned by the ZGP Founder Members were exchanged into shares of Class A Common Stock and that 105,273 RSUs held by our independent directors have vested. Accordingly, the beneficial ownership of Class A Common Stock and the percentages in the following table are based on 21,555,113 shares of Class A Common Stock outstanding and 20,000,000 shares of Class B Common Stock outstanding as of March 24, 2017.

Beneficial Ownership on a Fully Diluted Basis

Names	Shares of Class A Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class A Common Stock	Shares of Class B Common Stock Beneficially Owned	Percentage of Outstanding Shares of Class B Common Stock
Class B Voting Trust	—	—	20,000,000	100%
Executive Officers and Directors
Christian Zugel (1)	3,625,000	16.8%	20,000,000	100%
Michael Szymanski	102,585	*	—	—
Howard E. Steinberg	38,205	*	—	—
Nisha Motani	20,490	*
Greg Barrett	43,900	*
Marc Galligan	32,653	*
John Burke (2)	35,091	*	—	—
James Zinn (2)	45,091	*	—	—
Paul B. Guenther (2)	45,091	*	—	—
All directors and executive officers as a group (nine persons)	3,988,106	18.5%	20,000,000	100%
5% or Greater Beneficial Owner (as listed in the table above)
Neil A. Ramsey (3)	9,585,287	44.5%	—	—
Royce & Associates, LLC (4)	1,021,060	4.7%	—	—

*	Denotes less than 1%.

(1)	Mr. Zugel is the sole trustee of the Class B Voting Trust and, in such capacity, has voting and investment power over the shares of Class B Common Stock held therein. Total for Class A Common Stock includes 3,325,000 shares of Class A Common Stock that could be potentially acquired if Mr. Zugel elected to exchange an equal number of Class A Units in accordance with the terms of the Exchange Agreement (and ignoring the 25% annual limit on exchanges in the Exchange Agreement). The Company may elect to issue shares of Class A Common Stock or pay cash (or do a combination of the two) for exchanged Class A Units. Notwithstanding his rights under the Exchange Agreement, Mr. Zugel disclaims beneficial ownership of such Shares of Class A Common Stock as the Audit Committee of the Company has discretion to determine whether Mr. Zugel receives Class A Common Stock, cash or a combination of the two, upon an election to exchange Class A Units under the Exchange Agreement. Excludes an aggregate of 187,498 shares of Class A Common Stock currently held and 2,275,000 shares of Class A Common Stock that could be acquired under the Exchange Agreement by two trusts that are governed by an independent trustee and by Mr. Zugel’s spouse. Mr. Zugel disclaims beneficial ownership of all such shares for the additional reason that he does not have or share voting or investment power over such shares.

(2)	Includes 10,314 RSUs held by each of Messrs. Burke, Zinn and Guenther that are expected to vest on April 21, 2017 and 24,777 RSUs held by each of Messrs. Burke, Zinn and Guenther that are expected to vest on November 1, 2017. Upon vesting, the Company will issue to the holder of RSUs the number of shares of Class A Common Stock equal to the number of vested RSUs.

(3)	According to a Schedule 13D filed on January 11, 2017, 9,207,056 of the shares reported are held by SpecOps, and 378,231 shares are held by NAR. Mr. Ramsey is the general partner of SpecOps and has sole voting and dispositive power over the shares held by SpecOps, and the managing member of NAR and has sole voting and dispositive power over the shares held by NAR. The business address for this stockholder is 1515 Ormsby Station Court, Louisville, KY 40223.

(4)	According to a Schedule 13G filed on January 23, 2017, the 1,021,060 shares reported are held Royce & Associates, LLC. The business address for this stockholder is 745 Fifth Avenue, New York, NY 10151.

Equity Compensation Plan Information

Equity-based compensation may be awarded to employees and directors under the 2015 Stock Incentive Plan and other incentive plans established or maintained by the Company from time to time. As of December 31, 2016, 1,004,947 RSUs granted pursuant to the 2015 Stock Plan were outstanding. There were no Class B-0 Units outstanding as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding awards (a)		Weighted Average exercise price of outstanding awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by shareholders	1,004,947	(1)	-	1,075,690

	-		-	6,800,000	(2)

Total	1,004,947		-	7,875,690

(1)	The 2015 Stock Plan permits the granting of stock options, restricted and unrestricted shares of Class A Common Stock, RSUs, stock bonus awards, dividend equivalent rights and other equity-based awards. As of December 31, 2016, RSUs are the only awards that have been granted pursuant to the 2015 Stock Plan.

(2)	ZGP may issue up to 6,800,000 Class B Units to employees of ZGP or its subsidiaries, subject to certain restrictions. ZGP Class B Units are exchangeable for Class A Common Stock, cash or a combination of the two at the discretion of the Company. As of December 31, 2016, Class B-0 Units are the only ZGP Class B Units that have been granted but all that were granted were cancelled on December 30, 2016. For additional information, see Note 15 – “Stockholders’ Equity” to the Company’s consolidated financial statements included in this Annual Report on Form 10-K.

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

Certain Relationship and Related Transactions

Transactions with HF2’s Sponsors

In connection with the formation of HF2, HF2 issued shares of Class A Common Stock (or the Founders’ Shares) to certain persons. Prior to HF2’s initial public offering (or the IPO) on December 5, 2012, a total of 4,255,000 Founders Shares were sold to certain of HF2’s sponsors (or the Sponsors) at a price of approximately $0.005875 per share for an aggregate of $25,000. On February 26, 2013, HF2 repurchased 1,320,707 Founders’ Shares from certain Sponsors at the original sale price of approximately $0.005875 per share for an aggregate price of $7,760. On the same date, HF2 also sold 1,464,457 Founders’ Shares to certain existing and new Sponsors at the same price of approximately $0.005875 per share for an aggregate price of $8,605.

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

On March 22, 2013, the Sponsors purchased an aggregate of 1,414,875 shares of Class A Common Stock at a price of $10.00 per share from HF2 (or the Sponsors’ Shares). These purchases took place on a private placement basis simultaneously with the consummation of the IPO. On April 1, 2013, the Sponsors purchased an additional 183,525 Sponsors’ Shares at a price of $10.00 per share from HF2. These purchases took place on a private placement basis simultaneously with the consummation of the underwriters’ over-allotment option related to the IPO. In connection with such purchases, the Sponsors agreed (A) to vote their Sponsors’ Shares in favor of any proposed initial business combination, and (B) not to redeem any Sponsor Shares in connection with a stockholder vote to approve the Business Combination. Additionally, the Sponsors agreed not to transfer, assign or sell any of the Sponsors’ Shares (except to certain permitted transferees) until 30 days after the completion of the Business Combination.

In December 2012, Mr. Cameron purchased an aggregate of 20,000,000 shares of Class B Common Stock for an aggregate purchase price of $20.00, or $0.000001 per share, which is the per share par value. Mr. Cameron contributed the shares of Class B Common Stock to a voting trust (or the HF2 Class B Voting Trust). Wilmington Trust, National Association served as administrative trustee of the HF2 Class B Voting Trust. Shares of Class B Common Stock are entitled to ten votes per share and vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our common stock for a vote. Shares of Class B Common Stock have no economic rights (other than the right to be redeemed at par value upon a liquidation).

Prior to the IPO, certain of HF2’s sponsors, officers and directors loaned HF2 an aggregate of $200,000 to cover expenses related to the IPO. The loans were payable without interest on the earlier of (i) December 5, 2013, (ii) the date on which the IPO was consummated or (iii) the date on which HF2 determined to not proceed with the IPO. The loans were repaid from the proceeds of the IPO that were not placed in the trust account that held the proceeds of the IPO (or the Trust Account).

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

Business Combination

On March 17, 2015, the Business Combination was consummated pursuant to the Investment Agreement by and among HF2, ZGP and the ZGP Founder Members, whereby HF2 acquired a 66.5% interest in ZGP and changed its name to ZAIS Group Holdings, Inc. In the Business Combination, HF2 contributed $78.2 million in cash to ZGP and caused the transfer of 20,000,000 shares of our Class B Common Stock to the ZGP Founder Members that was immediately in turn, deposited into the Class B Voting Trust, of which Mr. Zugel is the initial sole trustee. The remaining Class A Units of ZGP not acquired by HF2 are held by the ZGP Founder Members. In his capacity as trustee of the Class B Voting Trust, Mr. Zugel has voting power over the shares of Class B Common Stock held in the Class B Voting Trust. Each share of Class B Common Stock is entitled to 10 votes and there are currently 20,000,000 shares of Class B Common Stock outstanding. Consequently, in his capacity as trustee of the Class B Voting Trust, Mr. Zugel has effective voting control of the Company.

At the closing of the Business Combination, we also entered into the following agreements, each of which is discussed below: (i) the Amended and Restated Limited Liability Company Agreement of ZGP, entered into as of March 17, 2015 and amended on March 20, 2015 and July 21, 2015 (or the ZGP LLC Agreement), (ii) Exchange Agreement, dated as of March 17, 2015, by and among the Company, ZGP, the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee (solely in his capacity as the trustee) of the Class B Voting Trust, as amended on July 21, 2015 (or the Exchange Agreement), (iii) the Registration Rights Agreement (or the BC Registration Rights Agreement), dated as of March 17, 2015, by and among the Company and the Holders (as defined therein), and (iv) the Tax Receivable Agreement, dated as of March 17, 2015, by and among the Company and the parties signatory thereto, as amended on July 21, 2015 (or the Tax Receivable Agreement).

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

Interests in ZGP are represented by units or other equity securities that we, in our capacity as managing member of ZGP, may establish. There are two classes of ZGP units outstanding — the Class A Units and the Class B units (or the Class B Units and, together with the Class A Units, the Units). The rights and obligations of the Class A Units and Class B Units are the same, except that the Class A Units and Class B Units have different forfeiture requirements and the Class B Units are subject to vesting. Prior to vesting, a Class B Unit will not have any economic participation or other material rights in ZGP.

At the closing of the Business Combination, the ZGP Founder Members’ interests in ZGP outstanding immediately prior to the closing were converted into 7,000,000 Class A Units. In addition, during the first five years after the closing of the Business Combination, ZGP will release up to an additional 2,800,000 Class A Units (or the Additional Founder Units) to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the closing and the day prior to such 20 trading-day period (or the Total Per Share Value) meets or exceeds specified thresholds, ranging from $12.50 to $21.50.

The ZGP LLC Agreement also provides for the grant of up to 6,800,000 Class B Units at any time during the five year period following the closing of the Business Combination to employees of ZAIS Group subject to vesting conditions. The Class B Units are divided into five classes: Class B-0 Units, Class B-1 Units, Class B-2 Units, Class B-3 Units and Class B-4 Units. There are 1,600,000 authorized Class B-0 Units, none of which were outstanding as of December 31, 2016. The remainder of the 5,200,000 Class B Units will be granted by a representative of the ZGP Founder Members so long as the Founder Member Ownership Threshold (as described below under “— Consent Rights”) is met. When such threshold is no longer met, we, in our capacity as managing member of ZGP, may grant these Class B Units in our discretion.

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

Consent Rights

So long as the ZGP Founder Members hold at least 10% of our capital stock (which includes securities exercisable for or convertible into our capital stock) whether directly or indirectly through ownership of Units exchangeable or convertible into our capital stock (or the Founder Member Ownership Threshold), ZGP cannot take any of the following actions without the consent of the ZGP Founder Members:

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

We also may not enter into any transaction with Mr. Christian Zugel, any of his family members or their respective affiliates without the prior consent of a majority of our independent directors. ZAIS Group is a party to a consulting agreement with Tracy Rohan, Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, ZAIS Group paid Ms. Rohan approximately 76,000 GBP in each of 2016, 2015, 2014, 2013 and 2012. The consulting agreement is terminable upon 60 days’ notice by either party.

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

Founder Member Representative

The ZGP Founder Members have appointed Christian Zugel as their representative (or the Founder Member Representative) under the ZGP LLC Agreement. The Founder Member Representative may, on behalf of the ZGP Founder Members or any Class B Member, waive any rights of the ZGP Founder Members or the Class B Members under the ZGP LLC Agreement. Mr. Zugel can be replaced as Founder Member Representative by vote of the ZGP Founder Members only if Mr. Zugel has died or is incapacitated. If Mr. Zugel breaches any non-compete, non-solicit or certain other restrictive covenants, the Founder Member Representative will have no further consent rights under the ZGP LLC Agreement.

Exchange Agreement

The Exchange Agreement entitles each ZGP Founder Member to exchange Class A Units that it holds for (at the Company’s option):

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

The Exchange Agreement also provides that shares of Class B Common Stock held by the Class B Voting Trust will be cancelled once the ZGP Founder Members’ ownership of our capital stock (which includes securities exercisable for or convertible into our capital stock) whether directly or indirectly through ownership of Units exchangeable or convertible into our capital stock (or the Founder Member Ownership Percentage) falls below certain thresholds. Once the Founder Member Ownership Percentage falls below 20%, the Class B Voting Trust will surrender a percentage of its shares of Class B Common Stock equal to (x) 20% minus the Founder Member Ownership Percentage at such time divided by (y) 20%. After such adjustment, if the Founder Member Ownership Percentage decreases, the Class B Voting Trust will surrender a number of shares of Class B Common Stock equal to (x) the percentage reduction in the Founder Member Ownership Percentage divided by (y) 20% multiplied by (z) the number of shares of Class B Common Stock outstanding as of the Closing. When the Founder Member Ownership Percentage falls below 5%, or if certain ZGP Founder Members breach their non-competition or other specified restrictive covenants in the Investment Agreement, the Class B Voting Trust will surrender all of its shares of Class B Common Stock to the Company. Any shares of Class B Common Stock surrendered to the Company will be automatically deemed cancelled.

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

Registration Rights Agreements

IPO Registration Rights Agreement

Upon the closing of the IPO, HF2 entered into a registration rights agreement with Sponsors and holders of Founders’ Shares (or the IPO Registration Rights Agreement) pursuant to which HF2 granted registration rights with respect to shares of Class A Common Stock issued in private placements prior to and concurrently with the IPO.

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

Business Combination Registration Rights Agreement

Upon the Closing of the Business Combination, we entered into a registration rights agreement with the ZGP Founder Members (or the BC Registration Rights Agreement and, together with the IPO Registration Rights Agreement, the Registration Rights Agreements) pursuant to which the Company granted registration rights to the ZGP Founder Members and other holders of Units that become a party to the BC Registration Rights Agreement (or the BC Registration Rights Holders) with respect to shares of Class A Common Stock to be issued upon exchange of the Class A Units or vested Class B Units pursuant to the Exchange Agreement. Any such securities registered under any registration statement will be available for sale in the open market unless restrictions apply.

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

Estimating the amount of payments that we may be required to make under the Tax Receivable Agreement is imprecise by its nature, because the actual increase in our share of ZGP’s tax basis, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including:

•	the timing of exchanges of Class A Units or Class B Units for shares of Class A Common Stock — for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable and amortizable assets of ZGP at the time of the exchanges;

•	the price of Class A Common Stock at the time of exchanges of Class A Units or Class B Units — the increase in our share of the basis in the assets of ZGP, as well as the increase in any tax deductions, will be related to the price of Class A Common Stock at the time of these exchanges;

•	the extent to which these exchanges are taxable — if an exchange is not taxable for any reason, increased deductions will not be available;

•	the tax rates in effect at the time we use the increased amortization and depreciation deductions; and

•	the amount and timing of our income — we will be required to make payments with respect to 85% of the tax savings covered by the Tax Receivable Agreement, as and when realized, if any. If we do not have taxable income, we generally will not be required to make payments under the Tax Receivable Agreement for that taxable year because no tax savings will have been actually realized

As a result of the size of the possible increases in our share of the tax basis of the tangible and intangible assets of ZGP attributable to our interest therein, and assuming that there are no material changes in the relevant tax law and that we earn sufficient taxable income to realize the full tax benefit of the increased depreciation and amortization of our assets, the payments that we make under the Tax Receivable Agreement could be substantial and could have a material adverse effect on our financial condition.

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

The Class B Voting Trust Agreement

In connection with the closing of the Business Combination, the ZGP Founder Members and the Company entered into a voting agreement for the Class B Voting Trust (or the Voting Trust Agreement). The Voting Trust Agreement established the Class B Voting Trust. All of the outstanding shares of Class B Common Stock were transferred from the HF2 Class B Voting Trust to the ZGP Founder Members and immediately deposited with the Class B Voting Trust. The Voting Trust Agreement provides that the trustee has the sole power to vote the shares of Class B Common Stock in its sole discretion and also to surrender shares of Class B Common Stock in accordance with the Exchange Agreement. In his capacity as trustee of the Class B Voting Trust, Mr. Zugel has voting control over approximately 93.5% of the voting power of our outstanding common stock. Mr. Zugel is the sole trustee of the Class B Voting Trust until his death or legal incompetency. If either of these events occurs within eighteen months of the closing of the Business Combination, then R. Bruce Cameron will become the trustee. If either of these events occurs after eighteen months of the closing, or if Mr. Cameron fails or ceases to act as trustee, Sonia Zugel (Mr. Zugel’s spouse) will become the sole trustee. If Mrs. Zugel is unable or unwilling to act as trustee or fails or ceases to act as a trustee, a successor trustee will be appointed by majority vote of Michael Szymanski, Mark Mahoney and Howard Steinberg. The Voting Trust Agreement is irrevocable.

Ramsey Agreements

On March 4, 2015, ZGP entered into an agreement with Neil A. Ramsey, an affiliate of NAR Special Global, LLC and of dQuant Special Opportunities Fund, L.P. (or together, the Ramsey Investors), and one of our significant stockholders, pursuant to which ZGP paid Mr. Ramsey $3.4 million in consideration of Mr. Ramsey causing the Ramsey Investors to purchase from stockholders who had tendered their shares of Class A Common Stock for redemption such number of shares of Class A Common Stock as was necessary to meet the closing condition that there was at least $65 million in the Trust Account after giving effect to redemptions and other expense payments.

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

ZAIS Group has entered into a month to month license agreement with an affiliate of RQSI, Ltd permitting such affiliate to occupy its UK office in exchange for a fee, in an amount as may be agreed upon between the parties. ZAIS Group has not charged or collected any fees under the license agreement. The total value of the agreement is approximately $13,000 per month, which was determined based on an allocation of 30% of the total facility related expenses for the UK office lease. The agreement is terminable upon 30 days notice. In addition, ZAIS Group has agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group will utilize this information for trading futures in one of the ZAIS Managed Entities.

Engagement Agreement with Berkshire Capital

On April 22, 2016, the Company entered into an investment banking engagement agreement with Berkshire Capital Securities, LLC, an affiliate of Mr. Cameron, our former director, pursuant to which Berkshire Capital will provide financial advisory services in connection with the Company’s strategic planning. Pursuant to the engagement letter, Berkshire Capital is entitled to a $100,000 retainer, a monthly retainer of $15,000 if the engagement is extended beyond the initial three months, reimbursed expenses and a success fee in the event of covered transactions equal to no more than the greater of $750,000 and 2% of the total consideration paid.

Director Independence

Current directors John Burke, Paul B. Guenther and James Zinn are independent directors pursuant to NASDAQ listing standards for independence. In making this independence determination, our board of directors reviewed relationships and transactions between each director and his affiliates, on the one hand, and the Company and its subsidiaries and affiliates, on the other hand. Our board of directors considered relevant facts and circumstances pertaining to such relationships and transactions, including, with respect to Mr. Burke, investments made in the past by Rumson Capital Management LLC and its affiliates in ZAIS Group and ZAIS Managed Entities. Mr. Burke controls Rumson Capital Management LLC. Based on this review, our board of directors determined that under the criteria established by NASDAQ, Messrs. Burke, Guenther and Zinn are independent.

Item 14. Principal Accountant Fees and Services.

The Audit Committee appointed Pricewaterhouse Coopers LLP (“PwC”) as our independent registered public accounting firm for the fiscal year ending December 31, 2016. The Audit Committee, in its discretion, may direct the appointment and replacement of a different independent registered public accounting firm at any time during the year if it determines that such a change would be in our best interests. On June 8, 2016, we engaged PwC as our independent registered accounting firm. Our Audit Committee and board of directors approved the change of accountants to PwC. Accordingly, on June 8, 2016, we dismissed KPMG LLP as our independent accounting firm.

Independent Registered Public Accounting Firm Fees

The following table presents fees for professional services rendered by PwC for the audit of our financial statements for the fiscal year ended December 31, 2016 and fees billed for other services rendered by PwC for this period:

2016
Audit Fees	$748,000
Audit-Related Fees	68,500
Tax Fees	14,667
All Other Fees	—
Total Fees	$831,167

The Audit Committee’s charter provides that the Audit Committee shall review and pre-approve the engagement fees and the terms of all auditing and non-auditing services to be provided by our external auditors and evaluate the effect thereof on the independence of the external auditors. There were no audit or non-audit services provided to us by PwC for the fiscal year ended December 31, 2015.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 63 through 104 of this Annual Report on Form 10-K and are incorporated herein by reference. See Item 8, “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

(3) Exhibits Files:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Investment Agreement, dated as of September 16, 2014, by and among ZAIS Group Holdings, Inc. (the “Company”), ZAIS Group Parent, LLC (“ZGP”), and the members of ZGP, as amended on October 31, 2014 and March 5, 2015 (incorporated by reference to Annex A to the Company’s Definitive Proxy Stated on Schedule 14A (File No. 001-35848), filed with the United States Securities and Exchange Commission (“SEC”) on January 16, 2015).

2.2	Second Amendment to Investment Agreement, dated as of March 4, 2015, by and among HF2 Financial Management Inc., ZGP and the members of ZGP (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 4, 2015).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC March 23, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1/A (File No. 333-186264), filed with the SEC on March 18, 2013).

4.2	Specimen Class B common stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1/A (File No. 333-186264), filed with the SEC on February 26, 2013).

9	Voting Trust Agreement, dated as of March 17, 2015, by and among Christian M. Zugel, Laureen Lim, Sonia Zugel, Family Trust u/ Christian M. Zugel 2005 GRAT, Zugel Family Trust, Christian M. Zugel, as trustee, and the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.1	Second Amended and Restated Limited Liability Company Agreement of ZGP, entered into as of March 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.2	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of ZGP, entered into as of March 20, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.3	Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of ZAIS Group Parent, LLC, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on July 27, 2015).

10.4	Exchange Agreement, dated as of March 17, 2015, by and among the Company, ZGP, the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee (solely in his capacity as the trustee) of the ZGH Class B Voting Trust (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.5	First Amendment to Exchange Agreement by and among ZAIS Group Parent, LLC, ZAIS Group Holdings, Inc., the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee of the ZGH Class B Voting Trust, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on July 27, 2015).

10.6	Form of Registration Rights Agreement among the Company and the holders of Founders’ Shares and Sponsors’ Shares (as defined therein) (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-186264), filed with the SEC on March 21, 2013)

10.7	Registration Rights Agreement, dated as of March 17, 2015, by and among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.8	Tax Receivable Agreement, dated as of March 17, 2015, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.9	First Amendment to Tax Receivable Agreement by and among ZAIS Group Holdings, Inc. and the other parties signatory thereto, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35848) filed, with the SEC on July 27, 2015).

10.10	ZAIS Group Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Annex F of the Company’s Definitive Proxy Statement on Schedule 14A filed, with the SEC on January 16, 2015).

10.11	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on May 11, 2015).

10.12	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on May 11, 2015).

10.13	Letter Agreement, dated March 21, 2013, between R. Bruce Cameron and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.14	Letter Agreement, dated March 21, 2013, between Broad Hollow LLC and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.15	Letter Agreement, dated March 21, 2013, between Broad Hollow Investors LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.16	Form of Stock Escrow Agreement by and among the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders identified therein (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.17	Form of Subscription Agreement between the Registrant and each of Bulldog Investors and White Sand Investor Group, LP (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.18	Form of Subscription Agreement between the Registrant and each of Broad Hollow Investors LLC, Broad Hollow LLC, Sally H. Foote, Healey Associates LLC, Healey Family Foundation, Randall S. Yanker, Burke Family Trust, Parsifal Partners B, LP, PanMar Capital llc, R. Bradley Forth, NAR Special Global, LLC, Thomas Maheras, Daniel T. Smythe, Ramnarain Jaigobind, Paul D. Schaeffer, Dickinson Investments LLC, SC-NGU LLC, Jeffrey J. Hodgman, Robert H. Zerbst and Joseph C. Canavan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.19	Subscription Agreement between the Registrant and R. Bruce Cameron for the purchase of 20,000,000 shares of Class B Common Stock (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.20	Consulting Agreement, dated March 17, 2015, between ZGP and RQSI Ltd (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.21	Incentive Agreement, dated as of February 26, 2013, between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.22	Incentive Agreement, dated as of December 19, 2013, between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.23	Incentive Agreement, dated December 19, 2013, between ZAIS Group, LLC and Christian Zugel (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.24	Non-Competition, Non-Solicitation, Confidentiality and Intellectual Property Agreement between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.25	Offer Letter dated May 14, 2015, ZAIS Group LLC to Donna Blank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on August 6, 2015).

10.26	Promissory Note, dated March 17, 2015, in favor of EarlyBirdCapital, Inc (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.27	Promissory Note, dated March 17, 2015, in favor of Sidoti & Company LLC (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.28	Incentive Fee Agreement, dated March 4, 2015, between ZGP and Neil Ramsey (incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.29	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.30	Form of Indemnity Agreement between the Company and each Officer and Director of the Company.

10.31	Employment Agreement, dated as of December 15, 2015, between ZAIS Group, LLC and Gregory Barrett (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on May 10, 2016).

10.32

Form of Employee Restricted Stock Units Agreement, dated December 30, 2016 Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 5, 2017).

10.33	Form of Employee Restrictive Covenants Agreement, dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 5, 2017).

10.34	Compensation Agreement, dated as of November 3, 2016, between ZAIS Group, LLC and Nisha Motani

10.35	Separation Agreement dated as of November 22, 2016, between ZAIS Group, LLC and Donna Blank

10.36	Advisory Agreement, dated as of February 27, 2017, between ZAIS Group, LLC and Howard Steinberg

14	Code of Ethics

21.1	List of Subsidiaries of ZAIS Group Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Group Holdings, Inc.

Date: March 24, 2017	By:	/s/ Michael Szymanski
Michael Szymanski
Chief Executive Officer, President and Director
(principal executive officer)

Date: March 24, 2017	By:	/s/ Nisha Motani
Nisha Motani
Acting Chief Financial Officer
(principal financial officer)

Date: March 24, 2017	By:	/s/ Christian Zugel
Christian Zugel
Chief Investment Officer and Chairman of the Board

Date: March 24, 2017	By:	/s/ James Zinn
James Zinn
Director

Date: March 24, 2017	By:	/s/ John Burke
John Burke
Director

Date: March 24, 2017	By:	/s/ Paul B. Guenther
Paul B. Guenther
Director