Form 10-Q
period 2017-03-31
ZAIS Group Holdings, Inc.
filed 2017-05-11
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐  No ☒

As of May 11, 2017, 14,480,782 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands)

	March 31, 2017	December 31, 2016

Assets
Cash and cash equivalents	$25,456	$38,712
Income and fees receivable	1,500	8,805
Investments in affiliates, at fair value	5,286	5,273
Due from related parties	1,362	734
Property and equipment, net	235	274
Prepaid expenses	1,450	906
Other assets	318	348
Assets of Consolidated Funds
Cash and cash equivalents	19,288	37,080
Investments, at fair value	449,951	404,365
Due from broker	9,341	16,438
Other assets	1,116	1,210
Total Assets	$515,303	$514,145

Liabilities and Equity
Liabilities
Notes payable	$—	$1,263
Compensation payable	2,208	7,836
Due to related parties	31	31
Fees payable	2,502	2,439
Other liabilities	1,403	1,127
Liabilities of Consolidated Funds
Notes payable of consolidated CLO, at fair value	391,628	384,901
Due to broker	21,696	24,462
Other liabilities	5,110	2,121
Total Liabilities	424,578	424,180

Commitments and Contingencies (Note 12)	—	—

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 14,449,840 and 13,900,917 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding.	—	—
Additional paid-in capital	64,130	63,413
Retained earnings (Accumulated deficit)	(23,127)	(18,965)
Accumulated other comprehensive income (loss)	(50)	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,954	44,379
Non-controlling interests in ZAIS Group Parent, LLC	19,753	22,258
Non-controlling interests in Consolidated Funds	30,018	23,328
Total Equity	90,725	89,965
Total Liabilities and Equity	$515,303	$514,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Revenues
Management fee income	$3,107	$3,569
Incentive income	297	152
Reimbursement revenue	494	—
Other revenue	93	80
Total Revenues	3,991	3,801
Expenses
Compensation and benefits	7,424	9,007
General, administrative and other	3,669	3,210
Depreciation and amortization	40	63
Expenses of Consolidated Funds	43	19
Total Expenses	11,176	12,299
Other income (loss)
Net gain (loss) on investments	75	(18)
Other income (expense)	(16)	605
Net gain (loss) of Consolidated Funds’ investments	1,107	1,517
Net gain (loss) on beneficial interest of collateralized financing entity	589	—
Total Other Income (Loss)	1,755	2,104
Income (loss) before income taxes	(5,430)	(6,394)
Income tax (benefit) expense	5	5
Consolidated net income (loss), net of tax	(5,435)	(6,399)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	30	(54)
Total Comprehensive Income (Loss)	$(5,405)	$(6,453)
Allocation of Consolidated Net Income (Loss), net of tax

Non-controlling interests in Consolidated Funds	$810	$734
Stockholders’ equity, ZAIS Group Holdings, Inc.	(4,162)	(4,834)
Non-controlling interests in ZAIS Group Parent, LLC	(2,083)	(2,299)
	$(5,435)	$(6,399)
Allocation of Total Comprehensive Income (Loss)

Non-controlling interests in Consolidated Funds	$810	$734
Stockholders’ equity, ZAIS Group Holdings, Inc.	(4,142)	(4,870)
Non-controlling interests in ZAIS Group Parent, LLC	(2,073)	(2,317)
	$(5,405)	$(6,453)

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.30)	$(0.35)
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.30)	$(0.35)

Weighted average shares of Class A common stock outstanding:
Basic	13,986,305	13,870,917
Diluted	20,986,305	20,870,917

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity and Non-controlling Interests (Unaudited)
(Dollars in thousands except share amounts)

Three Months Ended March 31, 2017	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2016	13,900,917	$1	20,000,000	$-	$63,413	$(18,965)	$(70)	$22,258	$23,328	$89,965
Net settlement of RSU awards	548,923	-	-	-	527	-	-	(527)	-	-
Payment of employee taxes in connection with net settlement of RSUs					(534)			(267)		(801)
Modification of equity awards to liability awards	-	-	-	-	(17)	-	-	(9)	-	(26)
Capital contributions	-	-	-	-	-	-	-	-	5,880	5,880
Equity-based compensation charges	-	-	-	-	741	-	-	371	-	1,112
Consolidated net income (loss)	-	-	-	-	-	(4,162)	-	(2,083)	810	(5,435)
Other comprehensive income (loss)	-	-	-	-	-	-	20	10	-	30
March 31, 2017	14,449,840	$1	20,000,000	$-	$64,130	$(23,127)	$(50)	$19,753	$30,018	$90,725

Three Months Ended March 31, 2016	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2015	13,870,917	$1	20,000,000	$-	$60,817	$(13,805)	$158	$23,716	$14,916	$85,803
Capital contributions	-	-	-	-	-	-	-	-	4,907	4,907
Capital distributions	-	-	-	-	-	-	-	(142)	-	(142)
Equity-based compensation charges	-	-	-	-	228	-	-	115	-	343
Consolidated net income (loss)	-	-	-	-	-	(4,834)	-	(2,299)	734	(6,399)
Other comprehensive income (loss)	-	-	-	-	-	-	(36)	(18)	-	(54)
March 31, 2016	13,870,917	$1	20,000,000	$-	$61,045	$(18,639)	$122	$21,372	$20,557	$84,458

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities
Consolidated net income (loss)	$(5,435)	$(6,399)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	40	63
Net (gain) loss on investments	(75)	18
Non-cash stock-based compensation	1,112	343
Interest expense on notes payable	—	2
Operating cash flows due to changes in:
Income and fees receivable	7,305	927
Due from related parties	(628)	(198)
Prepaid expenses	(544)	(134)
Other assets	31	(715)
Compensation payable	(5,655)	(994)
Due to related parties	—	(15)
Fees payable	63	(375)
Other liabilities	276	162
Proceeds from investments in affiliates	62	—
Items related to Consolidated Funds:
Purchases of investments and investments in affiliated securities	(123,951)	(10,000)
Proceeds from sale of investments	78,691	—
Proceeds from sale of beneficial interest in collateralized financing entity	5,390	—
Net (gain) loss on investments	422	(1,517)
Net gain (loss) on beneficial interest of collateralized financing entity	589	—
Change in cash and cash equivalents	17,793	33
Change in other assets	91	—
Change in due from broker	7,097	—
Change in due to broker	(2,766)	—
Change in other liabilities	2,990	(28)
Net Cash Provided by (Used in) Operating Activities	(17,102)	(18,827)

Cash Flows from Investing Activities
Distributions from investments in affiliates	—	57
Purchases of investments, at fair value	—	(11)
Proceeds from sales of investments, at fair value	—	8,174
Net Cash Provided by (Used in) Investing Activities	—	8,220

Cash Flows from Financing Activities
Contributions from non-controlling interests in Consolidated Funds	5,880	4,907
Payment of employee taxes in connection with net settlement of RSUs	(801)	—
Repayment of notes payable	(1,263)	—
Distributions to non-controlling interests in ZGP	—	(142)
Net Cash Provided by (Used in) Financing Activities	3,816	4,765

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	30	(49)
Net increase (decrease) in cash and cash equivalents	(13,256)	(5,891)
Cash and cash equivalents, beginning of period	38,712	44,351
Cash and cash equivalents, end of period	$25,456	$38,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. Organization

ZAIS Group Holdings, Inc. (“ZAIS”, and collectively with its consolidated subsidiaries, as the context may require, the “Company”) is a holding company conducting substantially all of its operations through ZAIS Group, LLC (“ZAIS Group”), an investment advisory and asset management firm focused on specialized credit which commenced operations in July 1997 and is headquartered in Red Bank, New Jersey. ZAIS Group also maintains an office in London. ZAIS Group is a wholly-owned consolidated subsidiary of ZAIS Group Parent, LLC (“ZGP”), a majority-owned consolidated subsidiary of ZAIS. ZGP became the sole member and 100% equity owner of ZAIS Group on March 31, 2014 pursuant to a merger transaction which is described in detail in ZAIS’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on March 23, 2015 (the “Closing 8-K”).

ZAIS Group is registered with the SEC under the Investment Advisors Act of 1940 and with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) and, through October 31, 2016, ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”).

On February 15, 2017, the Board of Directors of the Company (the “Board of Directors”) established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of ZAIS Class A common stock (“Class A Common Stock”) so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates on any of these matters except as required by law or regulation.

The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as CLOs, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group had the following assets under management (“AUM”):

Reporting Period	Approximately (in billions)
As of March 31, 2017 (1)	$3.360
As of December 31, 2016	$3.444

(1) On April 19, 2017, the ZAIS Opportunity Fund, Ltd. received a redemption request for a redemption of approximately $67.7 million (value date of March 31, 2017) from a European investor impacted by regulatory constraints. This redemption is scheduled to occur on December 31, 2017.

ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

The Company’s primary sources of revenues are (i) management fee income, which is based predominantly on the net asset values of the ZAIS Managed Entities and (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities. Any management fee income and incentive income earned by ZAIS Group from the consolidated ZAIS Managed Entities (the “Consolidated Funds”) is eliminated in consolidation.

Additionally, a significant source of the Company’s other income is derived from net gains of Consolidated Funds’ investments and beneficial interests in collateralized financing entities which invest in bank loans. A portion of these net gains are allocated to non-controlling interests in Consolidated Funds.

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

On March 9, 2015, the stockholders of HF2 approved the Business Combination and the transaction closed on March 17, 2015 (the “Closing”). In connection with the Closing, HF2 changed its name to ZAIS Group Holdings, Inc. Prior to the Closing, HF2 was a shell company with no operations. Upon the Closing, ZAIS became a holding company whose assets primarily consisted of a then approximate 66.5% interest in its majority-owned subsidiary, ZGP. Prior to the Closing, Christian Zugel served as the managing member of ZGP. Upon the Closing, ZAIS became the managing member of ZGP.

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

Principles of Consolidation

The consolidated financial statements included herein are the financial statements of ZAIS, its subsidiaries and certain ZAIS Managed Entities that are required to be consolidated. All intercompany balances and transactions are eliminated in consolidation, including ZAIS’s investment in ZGP and ZGP’s investment in ZAIS Group. The Company's fiscal year ends on December 31.

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

 The consolidated financial statements reflect the assets, liabilities, investment income, expenses and cash flows of the Consolidated Funds on a gross basis. If the consolidated ZAIS Managed Entity is a CLO, the revenue and expenses are not reflected on a gross basis. Instead, the Company’s share of the net income of the CLO is reported in Net gain (loss) on beneficial interest of collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

Except for CLOs, the economic interests in the Consolidated Funds, which are held by third-party investors, are reflected as Non-controlling interests in Consolidated Funds in the consolidated financial statements. For CLOs, the majority of the economic interests in these vehicles, which are held by outside parties, are reported as Notes payable of consolidated CLOs in the consolidated financial statements. The notes payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, ZAIS Group may earn investment management fees, including, in some cases, subordinated management fees and contingent incentive fees. All of the management fee income, incentive income and net gain (loss) on investments earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation.

The Company has elected the fair value option for the assets and liabilities held by the Consolidated Funds that otherwise would not have been carried at fair value. See Notes 4 and 5 for further disclosure on the assets and liabilities of the Consolidated Funds for which the fair value option has been elected.

The Company uses the measurement alternative included in the collateralized financing entity guidance (the “Measurement Alternative”). The Company measures both the financial assets and financial liabilities of the consolidated CLO in its consolidated financial statements using the fair value of the financial assets of the consolidated CLO, which are more observable than the fair value of the financial liabilities of the consolidated CLO. As a result, the financial assets of the consolidated CLO are measured at fair value and the financial liabilities are measured in consolidation as: the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLO less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the Measurement Alternative, the Company’s consolidated net income reflects the Company’s own economic interests in the consolidated CLO including changes in the fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.

The Consolidated Funds, except for consolidated CLOs, are deemed to be investment companies under U.S. GAAP, and therefore, the Company has retained the specialized investment company accounting of these consolidated entities in its consolidated financial statements.

The Consolidated Funds include the following entities for the reporting periods presented:

	As of		Three Months Ended March 31,
Entity	March 31, 2017	December 31, 2016	2017	2016

ZAIS Zephyr A-6 (“Zephyr A-6”)	✓	✓	✓	✓

ZAIS CLO 5 Limited (“ZAIS CLO 5”)	✓	✓	✓	—

Reimbursement Revenue

ZAIS Group may pay research and data services expenses relating to the management of the ZAIS Managed Entities directly to vendors and allocates a portion of these costs to the respective ZAIS Managed Entities per the terms of the respective investment management agreements (the “Research Costs”). The Company may also pay other costs to vendors on behalf of the ZAIS Managed Entities in addition to the Research Costs (the “Other Direct Costs”). These amounts may be reimbursable by the respective ZAIS Managed Entities and are recorded as Reimbursement revenue in the Consolidated Statements of Comprehensive Income (Loss) to the extent the Company is the primary obligor for such expenses and if the costs are charged back to the respective funds. The amounts for the three months ended March 31, 2016 were not material and therefore were not separately reported in the Consolidated Statements of Comprehensive Income (Loss).

Non-Controlling Interests

The non-controlling interests within the Consolidated Statements of Financial Condition may be comprised of: (i) redeemable non-controlling interests reported outside of the permanent capital section when investors have the right to redeem their interests from a Consolidated Fund or ZAIS Group; (ii) equity attributable to non-controlling interests in Consolidated Funds (excluding CLOs) reported inside the permanent capital section when the investors do not have the right to redeem their interests and (iii) equity attributable to non-controlling interests in ZGP, if applicable. The Company records redeemable non-controlling interests and non-controlling interests in the Consolidated Funds (excluding CLOs) to reflect the economic interests in those funds held by investors other than interests attributable to ZAIS Group. Income allocated to non-controlling interests in ZGP includes a portion of the management fee income received from ZFC REIT that was payable to holders of Class B interests in ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned subsidiary of ZAIS Group which was the external adviser to ZFC REIT prior to October 31, 2016 (see Note 6 – “Management Fee Income and Incentive Fee Income”).

Recent Accounting Pronouncements

Since May 2014, the FASB has issued ASU Nos. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers. The objective of the guidance is to clarify the principles for recognizing revenue and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. The Company currently recognizes incentive income subject to contingent repayment once all contingencies have been resolved. Whereas the new guidance requires an entity to recognize such revenue when it concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty is resolved. As such, the adoption of the new guidance may require the Company to recognize incentive income earlier than as prescribed under current guidance.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments, among other things, (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new standard.

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

 In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. Adoption of ASU 2016-15 is not expected to have a material effect on the Company's consolidated financial statements.

3. Investments in Affiliates

The Company applied the Fair Value Option to its interests in the ZAIS Managed Entities that are not consolidated. The Company believes that reporting the fair value of these investments is more indicative of the Company’s financial position than historical cost.

The fair value of these investments was as follows:

March 31, 2017	December 31, 2016
(Dollars in thousands)

$5,286	$5,273

The Company recorded a change in unrealized gain (loss) associated with the investments still held at the end of each respective period as follows:

Three Months Ended March 31,
2017	2016
(Dollars in thousands)

$75	$(18)

 Such amounts are included in Net gain (loss) on investments in the Consolidated Statements of Comprehensive Income (Loss).

At March 31, 2017 and December 31, 2016, no equity investment, individually or in the aggregate, held by the Company exceeded 10% of its total consolidated assets. Additionally, the Company did not have any income related to these investments, individually or in the aggregate, which exceeded 10% of its total consolidated income for the three months ended March 31, 2017 or March 31, 2016. As such, the Company did not present separate or summarized financial statements for any of its investees.

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

Investments in Bank Loans

The Company uses a nationally recognized pricing service to provide pricing for the bank loans held by the Consolidated Funds.

Collateralized Loan Obligation – Warehouses

A Collateralized Loan Obligation Warehouse ("CLO Warehouse") is an entity organized for the purpose of holding syndicated bank loans, also known as leveraged loans, prior to the issuance of securities from that same vehicle.  During the warehouse period, a CLO Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle issues various tranches of securities to the market. At this time, financing through the issuance of debt and equity securities is used to repay the bank financing.

The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest plus interest received less financing cost) to the CLO Warehouse equity contribution made by the Consolidated Funds, unless ZAIS Group determines that the securitization will not be achieved, in which case, the fair value of a CLO Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with ZAIS Group’s valuation policy and procedures.  CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of a CLO Warehouse are reported in Net gain (loss) of Consolidated Funds’ investments in the Consolidated Statements of Comprehensive Income (Loss).

Investment in Affiliates

Under U.S. GAAP, the Company is permitted, as a practical expedient, to estimate the fair value of its investments in other investment companies using the net asset value (or its equivalent) of the related investment company. Accordingly, the Company utilizes the net asset value in valuing its investments in the unconsolidated ZAIS Managed Entities, which is an amount equal to the sum of the Company’s proportionate interest in the capital accounts of the affiliated entities at fair value. The fair value of the assets and liabilities of the ZAIS Managed Entities are determined by the Company in accordance with its valuation policies described above. Investments measured at fair value using the practical expedient are not required to be categorized within the fair value hierarchy. The resulting net gains or losses on investments are included in Net gain (loss) on investments in the Consolidated Statements of Comprehensive Income (Loss).

At March 31, 2017 and December 31, 2016, the Company held investments in five unconsolidated ZAIS Managed Entities. The valuation of the investments in these entities represents the amount the Company would receive at March 31, 2017 and December 31, 2016, respectively, if it were to liquidate its investments in these entities. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective entities’ operative agreements.

The following tables summarize the Company’s assets measured at fair value on a recurring basis within the fair value hierarchy levels or based on net asset values, as applicable:

	March 31, 2017
	(Dollars in thousands)

	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$23,913	$—	$—	$—	$23,913

Investments in affiliates, at fair value	—	—	—	5,286	5,286

Assets of Consolidated Funds
Investments, at fair value:
Bank loans	—	—	403,808	—	403,808
ZAIS CLO 6, Limited - Warehouse	—	—	46,143	—	46,143
Total – investments, at fair value	—	—	449,951	—	449,951
Total assets, at fair value	$23,913	$—	$449,951	$5,286	$479,150

Liabilities, at fair value:
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO, at fair value	—	—	391,628	—	391,628
Total liabilities, at fair value	$—	$—	$391,628	$—	$391,628

	December 31, 2016
	(Dollars in thousands)

	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$36,971	$—	$—	$—	$36,971

Investments in affiliates, at fair value	—	—	—	5,273	5,273
Assets of Consolidated Funds
Investments, at fair value:
Bank loans	—	—	389,329	—	389,329
ZAIS CLO 6, Limited - Warehouse	—	—	15,036	—	15,036
Total – investments, at fair value	—	—	404,365	—	404,365
Total assets, at fair value	$36,971	$—	$404,365	$5,273	$446,609

Liabilities, at fair value:
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO, at fair value	—	—	384,901	—	384,901
Total liabilities, at fair value	$—	$—	$384,901	$—	$384,901

The following tables summarize the changes in the Company’s Level 3 assets:

	Three Months Ended March 31, 2017
	(Dollars in thousands)
	Beginning Balance January 1, 2017	Initial Consolidation	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Amortization of Discounts/ Premiums	Transfers to (from) Level 3	Ending Balance March 31, 2017	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at March 31, 2017
Assets:
Bank loans	$389,329	$—	$93,951	$(78,690)	$(1,122)	$340	$—	$403,808	$(240)
ZAIS CLO 6, Limited - Warehouse	15,036	—	30,000	—	1,107	—	—	46,143	1,107
Total investments, at fair value	$404,365	$—	$123,951	$(78,690)	$(15)	$340	$—	$449,951	867

Liabilities:
Notes payable of Consolidated CLO, at fair value	$384,901	$—	$—	$—	$6,727	$—	$—	$391,628	$6,727
Total liabilities, at fair value	$384,901	$—	$—	$—	$6,727	$—	$—	$391,628	$6,727

	Three Months Ended March 31, 2016
	( Dollars in thousands )
	Beginning Balance January 1, 2016	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance March 31, 2016	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at March 31, 2016
CLO - Warehouse	$30,509	$10,000	$—	$1,517	$—	$42,026	$1,517
Total assets, at fair value	$30,509	$10,000	$—	$1,517	$—	$42,026	$1,517

The Company’s policy is to record transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period. There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2017 or March 31, 2016.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds:

Investment Type	Fair Value at March 31, 2017	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Funds:
Bank loans	$403,808	Broker quoted	Not applicable	Not applicable	—	—	—
ZAIS CLO 6, Limited - Warehouse	46,143	Cost plus excess spread	Excess spread	2.5%	—	—	—
Total – Investments, at fair value	$449,951

Liabilities of Consolidated Funds:
Notes payable of Consolidated CLO, at fair value	$391,628	Measurement Alternative	Not applicable	Not applicable	—	—	—
Total – Notes payable of Consolidated CLO, at fair value	$391,628

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Funds:
Bank loans	$389,329	Broker quoted	Not applicable	Not applicable	—	—	—
ZAIS CLO 6, Limited - Warehouse	15,036	Cost plus excess spread	Excess spread	0.2%	—	—	—
Total – Investments, at fair value	$404,365

Liabilities of Consolidated Funds:
Notes payable of Consolidated CLO, at fair value	$384,901	Measurement Alternative	Not applicable	Not applicable	—	—	—
Total – Notes payable of Consolidated CLO, at fair value	$384,901

5. Variable Interest Entities

In the ordinary course of business, ZAIS Group sponsors the formation of variable interest entities (“VIEs”) that can be broadly classified into the following categories: hedge funds, hybrid private equity funds and CLOs. ZAIS Group generally serves as the investment advisor or collateral manager with certain investment-related, decision-making authority for these entities. The Company has not recorded any liabilities with respect to VIEs that are not consolidated. Certain ZAIS Managed Entities, including the CLOs, are VIEs.

Funds

The Company has determined that the fee it receives from several of the hedge funds and hybrid private equity funds ZAIS Group manages do not represent a variable interest, because ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms that do not represent variable interests. The Company considered investments its related parties have in these entities when determining if ZAIS Group’s fee represented a variable interest.

ZAIS Group owns 51% of a majority-owned affiliate, Zephyr A-6, which was established to invest in collateralized loan obligation vehicles, including the related warehouse stage of such vehicles. The Company has determined that ZAIS Group is the primary beneficiary of Zephyr A-6 and therefore has consolidated Zephyr A-6 in its consolidated financial statements at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and March 31, 2016. ZAIS Group is the primary beneficiary since it is deemed to have (i) the power to direct activities of the entity that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

Zephyr A-6’s investments are as follows:

ZAIS CLO 5

ZAIS CLO 5, Limited (“ZAIS CLO 5”), which priced on September 23, 2016 and closed on October 26, 2016, invests primarily in first lien senior secured bank loans and had a total capitalization of $408.5 million at the time of closing, which consisted of senior and mezzanine notes with an aggregate par amount of $368.0 million and subordinated notes of $40.5 million. The CLO matures in October 2028. In connection with the closing, Zephyr A-6 recognized a dividend of $8.8 million which represents gains that were realized under the terms of the CLO Warehouse agreement.

Zephyr A-6’s initial investment in ZAIS CLO 5 was $20.3 million ($20.5 million par), which represented approximately a 2.1% economic interest in the senior and mezzanine notes and approximately 31.8% economic interest in the subordinated notes. The Company determined that it is the primary beneficiary of ZAIS CLO 5 based on (i) its ability to impact the activities which most significantly impact ZAIS CLO 5’s economic performance as collateral manger and (ii) Zephyr A-6’s significant investment in the subordinated notes of ZAIS CLO 5. Therefore, the Company consolidated ZAIS CLO 5 in its financial statements at March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017.

In February 2017 Zephyr A-6 sold its interest in the Class A-1 tranche of ZAIS CLO 5 for a sales price of approximately $5.4 million and recognized a loss of approximately $81,000. Such amount is included in Net gain (loss) on beneficial interest of collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

Zephyr A-6 had an investment of $14.7 million and $19.5 million in ZAIS CLO 5, at fair value, at March 31, 2017 and December 31, 2016, respectively. These investments represented approximately 0.6% and 2.1% economic interest in the senior and mezzanine notes at March 31, 2017 and December 31, 2016, respectively, and approximately 31.8% economic interest in the subordinated notes of ZAIS CLO 5 at March 31, 2017 and December 31, 2016.

During the three months ended March 31, 2016, ZAIS CLO 5 was in the warehouse phase (“ZAIS CLO 5 Warehouse”) and continued to finance the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 5 Warehouse for the three months ended March 31, 2016.

ZAIS CLO 6, Limited – Warehouse

ZAIS CLO 6, Limited (“ZAIS CLO 6 Warehouse”) was formed in November 2016 and was in the warehouse phase at March 31, 2017 and December 31, 2016. During this period, ZAIS CLO 6 Warehouse continued to finance the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 6 Warehouse at March 31, 2017 or December 31, 2016 or for the three months ended March 31, 2017.

Net gain (loss) of Consolidated Funds’ Investments

Net gain (loss) related to Zephyr A-6’s investments in ZAIS CLO 5 Warehouse and ZAIS CLO 6 Warehouse includes the following:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
ZAIS CLO 5 Warehouse:
Change in unrealized gain or loss	$—	$1,517
Total – ZAIS CLO 5 Warehouse	—	1,517

ZAIS CLO 6 Warehouse:
Change in unrealized gain or loss	1,107	—
Total – ZAIS CLO 6 Warehouse	1,107	—

Total – Net gain (loss) of Consolidated Funds’ investments	$1,107	$1,517

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

The Dodd-Frank credit risk retention rules, which became effective on December 24, 2016, apply to any newly issued CLOs or certain cases in which an existing CLO is refinanced, issues additional securities or is otherwise materially amended. The risk retention rules specify that for each CLO, the relevant collateral manager must purchase and hold, unhedged, directly or through a majority-owned affiliate, either (i) 5% of the face amount of each tranche of the CLO’s securities, (ii) an amount of the CLO’s equity equal to 5% of the aggregate fair value of all of the CLO’s securities or (iii) a combination of the two for a total of 5%. The required risk must be retained until the latest of (i) the date that the CLO has paid down its securities to 33% of their original principal amount, (ii) the date that the CLO has sold down its assets to 33% of their original principal amount or (iii) the date that is two years after closing.

The Company determined that it is not the primary beneficiary of CLO Warehouses, which are VIEs, because the financing counterparty must approve all significant financing requests and, as a result, the Company does not have the power to direct activities of the entity that most significantly impacts its economic performance.

VIEs

 Consolidated VIEs

At March 31, 2017 and December 31, 2016 the Consolidated Funds consist of Zephyr A-6 and ZAIS CLO 5. Both entities are VIEs.

The assets and liabilities of the consolidated VIEs are, presented in Note 16 – “Supplemental Financial Information” under the heading “Consolidated Funds”, on a gross basis prior to eliminations.

The assets presented belong to the investors in Zephyr A-6 and ZAIS CLO 5, are available for use only by the entity to which they belong and are not available for use by the Company. The Consolidated Funds have no recourse to the general credit of ZAIS Group with respect to any liability.

Unconsolidated VIEs

At March 31, 2017 and December 31, 2016, the Company’s unconsolidated VIEs consisted of the Company’s investments in certain ZAIS Managed Entities as well as the Consolidated Fund’s investments in CLO Warehouses.

The carrying amounts of the unconsolidated VIEs are as follows:

Investment In	Financial Statement Line Item	March 31, 2017	December 31, 2016
		(Dollars in thousands)
Certain ZAIS Managed Entities	Investment in affiliates, at fair value	$286	$273
CLO Warehouses	Assets of Consolidated Funds – Investments at fair value	46,143	15,036
	Total	$46,429	$15,309

Such amounts are included in the Consolidated Statements of Financial Condition.

ZAIS Group has a minimal direct ownership, if any, in the unconsolidated VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fee income and incentive income that has been earned and accrued, as well as any change in fair value of its direct equity ownership in the VIEs.

Zephyr A-6, one of the Consolidated Funds, contributed the following amounts to ZAIS CLO 5 Warehouse and ZAIS CLO 6 Warehouse:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

ZAIS CLO 5 Warehouse	$—	$10,000
ZAIS CLO 6 Warehouse	30,000	—
Total	$30,000	$10,000

Notes Payable of Consolidated CLO

Notes payable of the consolidated CLO are collateralized by the assets held by the CLO. This collateral primarily consists of bank loans.

The fair value of the assets and liabilities of ZAIS CLO 5 and the eliminations for the Consolidated Fund’s investment in ZAIS CLO 5 are as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Cash and cash equivalents	$18,765	$23,987
Investments, at fair value	403,808	389,329
	422,573	413,316

Other assets (liabilities), net	(16,284)	(8,909)
Notes payable of consolidated CLO, at fair value	406,289	404,407
Elimination of Consolidated Funds’ investments in CLO	(14,661)	(19,506)
Notes payable of consolidated CLO, at fair value (net of eliminations)	$391,628	$384,901

The Company has elected to carry these notes at fair value in its Consolidated Statements of Financial Condition. Accordingly, the Company measured the fair value of the notes payable (as a group including both the senior and subordinated notes) as (1) the sum of the fair value of the financial assets and the carrying value of any non-financial assets, less (2) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The Company allocated the resulting amount to the different classes of notes based on the CLO’s waterfall on an as liquidated basis.

The tables below present information related to the CLO’s notes payable outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	March 31, 2017
	(Dollars in thousands)

	Unpaid Principal Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity (in Years)	Stated Maturity Dates
Senior and Mezzanine Secured Notes	$365,745	$364,116	3.07%	11.58	October 2028
Subordinated Notes	27,635	27,512	N/A	11.58	October 2028
Total	$393,380	$391,628

	December 31, 2016
	(Dollars in thousands)

	Unpaid Principal Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity (in Years)	Stated Maturity Dates
Senior and Mezzanine Secured Notes	$360,395	$357,489	2.97%	11.83	October 2028
Subordinated Notes	27,635	27,412	N/A	11.83	October 2028
Total	$388,030	$384,901

6. Management Fee Income and Incentive Income

ZAIS Group earns management fees for the funds and accounts which are generally based on (i) the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or (ii) drawn capital during the investment period.

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

Prior to October 31, 2016, ZAIS Group earned management fee income from ZFC REIT, quarterly, based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT was paid to holders of Class B interests in ZAIS REIT Management. The payment to the Class B interests in ZAIS REIT Management was recorded as distributions to non-controlling interests in ZAIS Group Parent, LLC. The income was recorded as Management fee income in the Consolidated Statements of Comprehensive Income (Loss), and the portion of the management fees allocated to the holders of Class B interests in ZAIS REIT Management was included in the Allocation of Consolidated Net Income (Loss) to Non-controlling interests in ZAIS Group Parent, LLC. On October 31, 2016, the management agreement with ZFC REIT was terminated upon the completion of the merger between ZFC REIT and Sutherland Asset Management Corp (the “Termination Agreement”). Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million upon termination.

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

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended March 31, 2017
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$2,613	$—	$2,613
CLOs	0.15% - 0.50%	494	—	494
Total		$3,107	$—	$3,107

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$287	$—	$287
CLOs	20%	10	—	10
Total		$297	$—	$297

		Three Months Ended March 31, 2016
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$2,397	$—	$2,397
CLOs	0.15% - 0.50%	405	—	405
ZFC REIT (3)	1.50%	767	—	767
Total		$3,569	$—	$3,569

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$152	$—	$152
CLOs	20%	—	—	—
Total		$152	$—	$152

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fees rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	On October 31, 2016, the management agreement with ZFC REIT was terminated pursuant to the Termination Agreement.

The Company may give credits for management fee income and/or incentive income to investors which invest in ZAIS Managed Entities which invest in other ZAIS Managed Entities where fees are also charged. The Company recorded all credits relating to management fee income and incentive income as Fees payable in the Consolidated Statements of Financial Condition and a reduction of either Management fee income or Incentive income in the Consolidated Statements of Comprehensive Income (Loss).

The management fee income and incentive income amounts above are net of the following credits:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Management fee income credit	$63	$54
Incentive income credit	—	—
Total	$63	$54

Management fee income and incentive income which was accrued, but not received is as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)

Management fee income	$1,361	$1,284
Incentive income	139	7,521
Total	$1,500	$8,805

Such amounts are included in Income and fees receivable in the Consolidated Statements of Financial Condition.

The Company did not recognize any bad debt expense for the three months ended March 31, 2017 or March 31, 2016. The Company believes all income and fees receivable balances are fully collectible.

7. Notes Payable

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1.25 million to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrued interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes were paid in full. The notes matured on March 17, 2017 at which time the principal balance and accrued interest was paid in full. The notes were issued in lieu of paying certain underwriting costs at the closing of the Business Combination and, accordingly, treated as a direct cost attributable to the Business Combination and capitalized to equity. The Company accrued interest on the notes for the three months ended March 31, 2017 and March 31, 2016, which is included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

The carrying amount of the Company’s notes payable approximates their fair value at December 31, 2016.

Total interest expense was as follows:

Three Months Ended March 31,
2017	2016
(Dollars in thousands)

$3	$2

8. Compensation

The following table presents a detailed breakout of the Company’s compensation expense:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Salaries	$2,336	$3,280
Bonus	3,177	3,898
Severance	72	642
Equity-Based Compensation	1,112	343
Payroll taxes and benefits	727	844
Total	$7,424	$9,007

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

Levels of incentive compensation will vary to the extent they are tied to the performance of certain ZAIS Managed Entities or the financial and operating performance of the Company. The compensation payable balance includes accrued incentive compensation and severance.

During the period from January 1, 2017 through March 31, 2017, the Company paid approximately $8.5 million related to year end Bonus Awards issued in 2016, Bonus Awards that vested through February of 2017 pursuant to the Bonus Agreements related to a prior year, and Guarantees that vested through February 2017 pursuant to Guarantee Agreements related to a prior year and the current year.

Retention Payment Plan

On March 29, 2016, the Compensation Committee of the Board of Directors adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applied to approximately 60 employees of ZAIS Group all of whom had an annual base salary of less than $300,000. The purpose of the Retention Payment Plan was to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group was not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees were entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remained employed by ZAIS Group on such dates. The Company paid an aggregate amount of approximately $4.6 million to all participants pursuant to the Retention Payment Plan during the year ended December 31, 2016.

In addition, on March 1, 2016, the Compensation Committee of the Board of Directors approved a retention payment of $900,000 to Howard Steinberg, the Company's former General Counsel, which was paid on March 15, 2016. This retention payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016.

 There were no amounts payable under the Retention Payment Plan at March 31, 2017 or December 31, 2016.

Points

ZAIS Group has entered into agreements with certain of its employees whereby certain current and former employees have been granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities (referred to as “Points Agreements”). There are currently outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements. The Company did not incur any compensation expense relating to the Points Agreements for the three months ended March 31, 2017 or March 31, 2016.

Severance

On March 8, 2016, the Company commenced a reduction in force which resulted in a decrease of 23 employees of ZAIS Group. The Company had incurred total severance charges of approximately $762,000 related to this reduction in force which was recognized and paid during the year ended December 31, 2016.

Equity-Based Compensation

Class B-0 Units

In conjunction with the closing of the Business Combination on March 17, 2015, ZGP authorized 1,600,000 Class B-0 Units eligible to be granted to certain employees of ZAIS Group. The Class B-0 Units were subject to a two year cliff-vesting provision, whereby all Class B-0 Units granted to an employee would be forfeited if the employee resigned or was terminated prior to the two year anniversary of the closing of the Business Combination. Subsequent to the two year anniversary of the Business Combination, an employee would only forfeit vested Class B-0 Units if the employee was terminated for cause. The Class B-0 Units were not entitled to any distributions from ZGP (and thus would not participate in, or be allocated any, income or loss) or other material rights until such Class B-0 Units vested. Upon vesting the Class B-0 Units would have had the same rights as Class A Units of ZGP and were exchangeable on a one for one basis for shares of Class A Common Stock or cash (or a combination of shares and cash), at the Company’s election, subject to the restrictions set forth in the Exchange Agreement included in the Closing 8-K. This compensation expense was amortized equally over the two-year vesting period and was cumulatively adjusted for changes in estimated forfeitures at each reporting date.

On December 1, 2016, the Board of Directors authorized ZGP to offer the 28 employees holding unvested Class B-0 Units the right to receive in consideration for the cancellation of their Class B-0 Units, at the holder’s option, either (a) Restricted Stock Units (“RSUs”) of ZAIS, on a one-for-one basis, or (b) an amount of cash per Class B-0 Unit cancelled (the “Cash Amount”) equal to $1.92, which was the average of the daily closing prices of Class A Common Stock of ZAIS for the three calendar months ended November 30, 2016 (the “Proposal”). The RSUs and the Cash Amount were both subject to vesting requirements and, collectively, are referred to as the “Election Consideration”. The offer period expired on December 30, 2016.

All holders decided to accept the Proposal to receive either RSUs or the Cash Amount. Upon the expiration of the offer period, the holders’ Class B-0 Units were cancelled. For those holders of Class B-0 Units who elected to receive RSUs, ZAIS granted the RSUs under the ZAIS 2015 Stock Incentive Plan (the “2015 Stock Plan”). The RSUs vested on March 17, 2017, the same date that the Class B-0 Units were scheduled to vest. The RSUs entitled the holders to receive ZAIS Class A Common Stock, which was issued, subject to applicable wage withholding requirements, immediately upon the vesting of the RSUs. In consideration of the issuance of such stock by ZAIS to the employees of ZGP’s subsidiary, ZAIS Group, LLC, ZGP issued a number of Class A Units to ZAIS equal to the number of shares of stock that were issued to the holders of RSUs. As a result of the issuance of these Class A Units, ZGH owned 67.4% of ZGP at March 31, 2017. If the B-0 Unit holder elected to receive the Cash Amount, provided the holder remained employed by ZAIS Group or its subsidiaries through the date of vesting, the Cash Amount was paid by ZAIS Group to the holder, subject to applicable wage withholding requirements, on March 22, 2017. See disclosures below for additional information relating to the issuance of the RSUs in exchange for the cancellation of the B-0 Units.

The number of Class B-0 Units cancelled and Election Consideration provided as a result of the Proposal is as follows:

Total number Class B-0 Units cancelled in substitution for:
RSUs	899,674
Cash	133,559
Total number of Class B-0 Units cancelled	1,033,233

Class B-0 Units not cancelled	—

Total Cash Amount paid in March 2017 (in thousands)	$256

 The Company accounted for the cancellation of B-0 Units as follows:

RSUs Provided as a Replacement for the Cancellation of B-0 Units

The Company accounted for the issuance of RSUs as a modification of the award pursuant to ASC 718, “Compensation - Stock Compensation”, treating it as a cancellation of the limited liability company units accompanied by the concurrent grant of RSUs. The Company determined that the fair value of the RSUs and the Class B-0 Units at the modification date were equal and therefore there was no incremental compensation cost required to be recognized. ZAIS completed the amortization of the related compensation expense equally over the two-year vesting period subject to cumulative adjustment for changes in estimated forfeitures at each reporting date.

 Cash Provided as a Replacement for the Cancellation of Class B-0 Units

The Company accounted for the cash payment to be made in consideration for the cancellation of certain B-0 Units described above as a modification of the award pursuant to ASC 718, “Compensation - Stock Compensation”. However the modification of these awards changed the classification from equity awards to a liability awards. The fair value of the modified award at the time of the modification was approximately $256,000. The Company recognized a liability of approximately $230,000 at December 31, 2016 which reflects the vested amount of the modified award’s measurement date fair value. The remaining fair value of approximately $26,000 was amortized ratably over the remaining vesting period which ended on March 17, 2017.

The following table presents the Class B-0 Units’ activity:

	Three Months Ended March 31,
	2017		2016
	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period	—	$—	1,337,486	$9.67

Offered – Upon Closing of Business Combination	—	—	—	—
Awards not accepted due to resignation	—	—	—	—
Net granted – Upon Closing of Business Combination	—	—	—	—

Granted	—	—	100,000	6.34
Forfeited	—	—	(148,708)	9.70
Cancelled pursuant to the Proposal	—	—	—	—
Vested	—	—	—	—
Balance at end of period	—	$—	1,288,778	$9.40

The Company incurred compensation expense relating to the Class B-0 Units (including Class B-0 Units cancelled in consideration for the receipt of RSUs or cash) as follows:

Three Months Ended March 31,
2017	2016
(Dollars in thousands)

$1,059	$269

The estimated forfeiture rates of Class B Units, including those cancelled in exchange for Class A Common Stock, were as follows:

Three Months Ended March 31,
2017	2016

—%	29.6%

 The expense relating to the Class B-0 Units (pre-modification of the award) is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

RSUs

The Company may grant up to 2,080,637 shares of Class A Common Stock pursuant to the 2015 Stock Plan.

Non-employee directors of ZAIS receive RSUs pursuant to the 2015 Stock Plan as a component of compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or distributions from ZAIS or other material rights until such RSUs vest. The RSUs vest in full on the one-year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, “Compensation - Stock Compensation”, the Company is measuring the expense associated with these awards based on the fair value on the grant date adjusted for estimated forfeitures. This expense is being amortized equally over the one-year vesting period and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date. The weighted average grant date fair value of these RSUs is based on the market value of the Company’s shares on the grant date.

On April 21, 2016, the Company issued 30,942 RSUs to the Company’s non-employee directors with a grant date fair value of $3.22 per share (the “April 2016 Director Awards”). The RSUs vested on April 21, 2017.

On November 1, 2016, the Company issued 74,331 RSUs to the Company’s non-employee directors with a grant date fair value of $1.73 per share. The RSUs are scheduled to vest on November 1, 2017.

Additionally, pursuant to the Proposal (see “Class B-0 Units” above), the Company issued 899,674 RSUs on December 30, 2016. The weighted average grant date fair value of these RSUs is equal to the fair value of the related B-0 Units at the time the units were issued.

On March 17, 2017, the 899,674 RSUs granted to certain of the Company’s employees in connection with the Proposal vested. The fair value of the consideration was $2.1 million based on the closing stock price of the Company’s Class A Common Stock on March 17, 2017 and the gross amount of RSUs vested. The Company issued 548,923 shares of its Class A Common Stock, on a net basis (to account for applicable wage withholding requirements), to the holders who elected to cancel their Class B-0 Units in substitution for RSUs. The applicable wage withholding requirement of approximately $0.8 million was recorded as a reduction of Additional paid-in-capital and Non-controlling interest in ZGP in the Consolidated Statements of Changes in Equity and Non-controlling Interests.

Additionally, ZAIS Group paid the Cash Amount of approximately $256,000 to the holders who elected the Cash Amount (subject to applicable wage withholding requirements) on March 24, 2017.

The following table presents the RSU activity for non-employees as well as employees that agreed to the cancellation of their Class B-0 Units:

	Three Months Ended March 31,
	2017		2016
	Number of RSUs	Weighted Average Grant Date Fair Value per Unit	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period:	1,004,947	$8.60	30,000	$9.85
Grants during period to:
Non-employee directors	—	—	—	—
In consideration for cancellation of Class B-0 units pursuant to the Proposal	—	—	—	—
Total - Granted		—	—	—
Forfeited	—	—	—	—
Vested	(899,674)	9.33	—	—
Balance at end of period	105,273	2.17	30,000	9.85

The Company incurred compensation expense relating to the non-employee RSUs as follows:

Three Months Ended March 31,
2017	2016
(Dollars in thousands)

$53	$74

 The expense relating to these RSUs is included in Compensation and benefits on the Consolidated Statements of Comprehensive Income (Loss).

9. Income Taxes

ZAIS is taxable as a corporation for U.S. tax purposes while ZGP and its subsidiaries operate as pass-through entities for U.S. income tax purposes not subject to entity level taxes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on ZAIS’ allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S related to the foreign subsidiaries.

The Company recorded an income tax (benefit) expense of $5,000 for the three months ended March 31, 2017 and March 31, 2016 respectively, related solely to foreign taxes payable to jurisdictions outside the U.S. related to Company’s foreign subsidiaries.

As a result of the variations each quarter in the relationship between pre-tax income and income tax expense, the Company utilizes the actual effective tax rate for each interim period being presented to calculate the tax (benefit) or expense. The following is a reconciliation of the U.S. statutory federal income tax to the Company’s effective tax:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Income tax (benefit) expense at the US federal statutory income tax rate	$(1,846)	$(2,174)
State and local income tax, net of federal benefit	(233)	(287)
Foreign Tax	5	5
Effect of permanent differences	1	2
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	(275)	(250)
Income attributable to non-controlling interests in ZGP not subject to tax	707	781
Equity compensation shortfall adjustment	1,948	-
Valuation Allowance	(302)	1,928
Total	$5	$5

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

For the three months ended March 31, 2017 and March 31, 2016, the net effective tax represents the taxes accrued related to the Company’s operations in jurisdictions outside the U.S. as a full valuation allowance has been established for the tax benefit related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations as well as Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. Additionally, for the three months ended March 31, 2017, the net effective tax is impacted due to a shortfall adjustment for equity compensation related to the exchange of the Class B-0 Units discussed in Note 8 – “Compensation”.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years.

As of March 31, 2017 and December 31, 2016, the Company had total deferred tax assets (“DTA”) of approximately $6.7 million and $7.0 million respectively related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations as well as Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. The Company has established a full valuation allowance on the DTA at March 31, 2017 and December 31, 2016.

As of March 31, 2017, the Company has estimated federal and state income tax net operating loss carryforwards of $12.8 million which will expire as follows:

(Dollars in thousands)
2032	$1
2033	83
2034	122
2035	5,990
2036	1,640
2037	4,933
Total	$12,769

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of DTA. As of March 31, 2017, the Company has determined that the most recent management business forecasts do not support the realization of net DTA recorded for the Company. The Company has recorded a book loss for the three months ended March 31, 2017 excluding income attributable to Consolidated Funds, and it is anticipated that expenses will continue to exceed revenues in 2017. Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its DTA will be realized and the Company has continued to maintain full valuation allowance against the DTA at March 31, 2017. The Company has recorded a change in valuation allowance of approximately ($0.3) million and $1.9 million in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and March 31, 2016, respectively. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the three months ended March 31, 2017 and March 31, 2016, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in Income tax (benefit) expense in the Consolidated Statements of Comprehensive Income (Loss).

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

ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CLOs and ZFC REIT) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees were approximately as follows:

March 31, 2017	December 31, 2016
(Dollars in thousands)

$22,756	$21,713

Additionally, certain ZAIS Managed Entities, with existing fee arrangements, have investments representing 100% of the equity tranche of ZAIS CLO 1, Limited. (“ZAIS CLO 1”) and ZAIS CLO 2, Limited. (“ZAIS CLO 2”). Therefore, ZAIS Group does not charge management fees or earn incentive income on ZAIS CLO 1 and ZAIS CLO 2. The total amounts of AUM that are not being charged fees were approximately as follows:

March 31, 2017	December 31, 2016
(Dollars in thousands)

$560,252	$560,272

 The amounts due from the ZAIS Managed Entities for Research Costs and Other Direct Costs are as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)

Research Costs	$1,117	$581
Other Direct Costs	244	117
Total	$1,361	$698

These amounts are included in Due from related parties in the Consolidated Statements of Financial Condition.

Consulting Agreements

RQSI, Ltd.

Certain affiliates of Mr. Neil Ramsey (“Mr. Ramsey”) are significant stockholders of ZAIS.

ZGP entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Mr. Ramsey through RQSI, Ltd., an entity controlled by Mr. Ramsey. Under the terms of the Consulting Agreement, Mr. Ramsey provided consulting services to ZGP, ZAIS Group’s senior management team and ZAIS, from time to time during the 24-month period beginning on the closing of the Business Combination. Mr. Ramsey agreed not to compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP agreed to pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments. The Consulting Agreement terminated on March 17, 2017.

The Company has recorded the following expense related to the Consulting Agreement:

Three Months Ended March 31,
2017	2016
(Dollars in thousands)

$105	$125

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

There were no amounts payable to Mr. Ramsey pursuant to the Consulting Agreement at March 31, 2017 or December 31, 2016.

ZAIS Group has agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group may use this information for trading futures on behalf of one of the ZAIS Managed Entities.

ZAIS Group entered into a month to month lease agreement with an affiliate of RQSI, Ltd dated February 1, 2016 to occupy space in the Company’s London office. The agreement is terminable upon 30 days’ notice. While there was no charge to RQSI, Ltd. or its affiliate for use of the space prior to March 1, 2017, beginning March 1, 2017 the monthly rent is 4,167 GBP through June 1, 2017 at which time the monthly rent will increase to 5,833 GBP.

Ms. Tracy Rohan

ZAIS Group is a party to a consulting agreement with Ms. Tracy Rohan (“Ms. Rohan”), Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earns 76,000 GBP annually. The Company recognized the following amounts for her services:

Three Months Ended March 31,
2017	2016
(U.S. Dollars in thousands)

$24	$27

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Amounts payable to Ms. Rohan pursuant to the consulting agreement are as follows:

March 31, 2017	December 31, 2016
(Dollars in thousands)
$16	$16

Such amounts are included in Other liabilities in the Consolidated Statements of Financial Condition.

11. Property and Equipment

Property and equipment consist of the following:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)

Office equipment	$3,098	$3,098
Leasehold improvements	687	684
Furniture and fixtures	572	572
Software	409	409
	4,766	4,763
Less accumulated depreciation and amortization	(4,531)	(4,489)
Total	$235	$274

The Company recognized depreciation and amortization expense as follows:

Three Months Ended March 31,
2017	2016
(Dollars in thousands)

$40	$63

12. Commitments and Contingencies

Engagement Agreement with Berkshire Capital

On April 22, 2016, the Company entered into an investment banking engagement agreement with Berkshire Capital Securities, LLC (“Berkshire Capital”), an affiliate of Mr. R. Bruce Cameron, our former director, pursuant to which Berkshire Capital will provide financial advisory services in connection with the Company’s strategic planning. Pursuant to the engagement letter, Berkshire Capital received a $100,000 retainer and is entitled to receive a monthly retainer of $15,000 beyond the initial three month term of the engagement, reimbursements for its expenses and a success fee in the event of covered transactions equal to no more than the greater of $750,000 and 2% of the total consideration paid.

The Company incurred the following expenses pursuant to the engagement agreement:

Three Months Ended March 31,
2017	2016
(Dollars in thousands)

$46	$—

Legal Advisor Agreement

On February 27, 2017, ZAIS Group entered into an agreement (the “Legal Advisor Agreement”) with Howard Steinberg, the Company’s former General Counsel, pursuant to which Mr. Steinberg resigned as General Counsel effective on March 31, 2017 and was retained as Senior Legal Advisor to the Company effective April 1, 2017. Under the Legal Advisor Agreement, which was approved by the Compensation Committee of the Board of Directors, Mr. Steinberg will receive $150,000 per calendar quarter for his services, plus additional compensation of $900 per hour if he is requested to devote more than 20 hours during any week to advising the Company. In addition, under the Legal Advisor Agreement, Mr. Steinberg is entitled to reimbursement of reasonable out-of-pocket expenses incurred in connection with performing services for the Company, an allowance or reimbursement for the reasonable cost of suitable office space in Manhattan should Mr. Steinberg require it, 70% of the premiums for COBRA health and medical insurance coverage for Mr. Steinberg and his spouse paid for by the Company and, after COBRA coverage lapses, up to 70% of the costs of Medicare supplementary health insurance coverage for Mr. Steinberg and his spouse, for as long as he provides legal advisory services to the Company, capped at $3,450 per quarter. Pursuant to the Legal Advisor Agreement, Mr. Steinberg also received a payment of $450,000 on February 28, 2017. The Legal Advisor Agreement is terminable by the Company or Mr. Steinberg on 30 days’ prior written notice; if it is terminated by the Company other than due to Mr. Steinberg’s failure to perform services, Mr. Steinberg would be entitled to a payment of $300,000.

Capital Commitments

At March 31, 2017 and December 31, 2016, the Company has committed $51.0 million of equity capital to Zephyr A-6, a Consolidated Fund, which has been established to invest in ZAIS Group managed CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act. The Company’s cumulative contributions to Zephyr A-6 were as follows:

March 31, 2017	December 31, 2016
(Dollars in thousands)

$26,597	$20,477

There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

On February 28, 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 31, 2017.

Lease Obligations

ZAIS Group currently leases office space in New Jersey and London under operating lease agreements which expire in October 2017 and September 2022, respectively. The Company recognizes rent expense related to its operating leases on a straight-line basis over the lease term and is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). The Company incurred rent expense as follows:

Three Months Ended March 31,
2017	2016
(Dollars in thousands)

$215	$244

Aggregate future minimum annual rental payments for the period from April 1, 2017 to December 31, 2017 and the five years subsequent to December 31, 2017 are approximately as follows:

Period	(Dollars in thousands)

Nine months ended December 31, 2017	356

Year ended December 31:
2018	262
2019	262
2020	262
2021	262
2022	179

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

Gain Contingencies

In 2016 the Company received notification from one of its insurance providers that its claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved. The Company had paid approximately $0.02 million and $0.2 million during the three months ended March 31, 2017 and March 31, 2016, respectively, for legal and other costs incurred in excess of its insurance deductible. The cumulative insurance reimbursements that the Company has received through March 31, 2017 and December 31, 2016 were approximately $0.92 million and $0.89 million, respectively. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.55 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 for the portion that related to 2015. At March 31, 2017 and December 31, 2016, the remaining amount submitted to the insurance provider for reimbursement was approximately $7,500 and $0.02 million, respectively and is included in Other assets in the Consolidated Statements of Financial Condition.

13. Segment Reporting

The investment management segment is currently the Company’s only reportable segment, and represents the Company’s core business, as substantially all of the Company’s operations are conducted through this segment. The investment management segment provides investment advisory and asset management services to the ZAIS Managed Entities.

14. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined time to time by the Board of Directors. No shares of preferred stock have been issued or are outstanding.

Class A Common Stock

The Company is authorized to issue 180,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of record of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

The Company issued 548,923 shares of Class A Common Stock during the three months ended March 31, 2017 related to the RSUs which vested during the period.

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

In connection with the Business Combination, HF2 transferred 20,000,000 shares of Class B Common Stock to the ZGH Class B Voting Trust, of which Mr. Zugel is the sole trustee. There were no shares of Class B Common Stock issued during the three months ended March 31, 2017 or March 31, 2016. All of the shares of Class B Common Stock are held by the ZGH Class B Voting Trust. Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by the Company’s stockholders.

Class A Units

Upon the Closing, ZAIS acquired approximately 66.5% of the Class A Units of ZGP. As of March 31, 2017, ZAIS’s ownership of the Class A Units has increased to 67.4%. The remaining Class A Units of ZGP are held by the ZGP Founder Members.

During the first five years following the Closing, ZGP will release up to an additional 2,800,000 Class A Units to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the Closing and the day prior to such 20 trading-day period meets or exceeds specified thresholds, ranging from $12.50 to $21.50.

There were 548,923 Class A Units issued to ZAIS during the three months ended March 31, 2017 and no Class A Units issued during the three months ended March 31, 2016.

Class B Units

ZGP may issue up to 6,800,000 Class B units (“Class B Units”) at any time during the five year period following the Closing, a portion of which (the Class B-0 Units) were awarded but subsequently cancelled (see Note 8 – “Compensation”). The remaining 5,200,000 Class B Units are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”), which vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the Closing ranging from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

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

There were no Class B-1, Class B-2, Class B-3 or Class B-4 Units awarded for the three months ended March 31, 2017 or March 31, 2016.

On December 1, 2016, the Board of Directors authorized ZGP to offer the employees who agreed to the cancellation of their unvested Class B-0 Units the right to receive in substitution for the cancellation of their Class B-0 Units, at the holder’s option, either (a) RSUs of ZAIS, on a one-for-one basis, or (b) an amount of cash per Class B-0 Unit cancelled (See Note 8 – “Compensation”). Both were subject to vesting requirements.

15. Earnings Per Share

Shares of Class B Common Stock have no impact on the calculation of consolidated net income (loss) per share of Class A Common Stock as holders of Class B Common Stock do not participate in net income or dividends, and thus, are not participating securities.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except shares and per share amounts)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(4,162)	$(4,834)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	(2,083)	(2,299)
Less: Consolidated Net Income (Loss), net of tax, attributable to ZAIS REIT Management, LLC Class B Members (1)	—	(142)
Income tax (benefit) expense (2)	—	—
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$(6,245)	$(7,275)
Denominator:
Weighted average number of shares of Class A Common Stock	13,986,305	13,870,917
Effect of dilutive securities:
Weighted average number of Class A Units of ZGP	7,000,000	7,000,000
Dilutive number of B-0 Units and RSUs (3)	—	—
Diluted weighted average shares outstanding (4)	20,986,305	20,870,917
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$(0.30)	$(0.35)
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$(0.30)	$(0.35)

(1)	Amount represents portion of the management fee income received from ZFC REIT that was payable to holders of Class B interests in ZAIS REIT Management.
(2)	Income tax (benefit) expense is calculated using an assumed tax rate of 5.56% and -30.15% for the three months ended March 31,2017 and March 31, 2016, respectively, which is fully offset by a 100% valuation allowance in each year. See Note 9 – “Income Taxes” for details surrounding income taxes.
(3)	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors of ZAIS and employees of ZAIS Group. These Class B-0 Units and RSUs are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(4)	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

16. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition and results of operations:

	March 31, 2017
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$25,456	$—	$—	$25,456
Income and fees receivable	1,500	—	—	1,500
Investments in affiliates, at fair value	36,530	—	(31,244)	5,286
Due from related parties	1,362	—	—	1,362
Property and equipment, net	235	—	—	235
Prepaid expenses	1,450	—	—	1,450
Other assets	318	—	—	318
Assets of Consolidated Funds
Cash and cash equivalents	—	19,288	—	19,288
Investments, at fair value	—	464,612	(14,661)	449,951
Due from broker	—	9,341	—	9,341
Other assets	—	1,162	(46)	1,116
Total Assets	$66,851	$494,403	$(45,951)	$515,303
Liabilities and Equity
Liabilities
Compensation payable	$2,208	$—	$—	$2,208
Due to related parties	31	—	—	31
Fees payable	2,502	—	—	2,502
Other liabilities	1,403	—	—	1,403
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO	—	406,289	(14,661)	391,628
Due to broker	—	21,696	—	21,696
Other liabilities	—	5,156	(46)	5,110
Total Liabilities	6,144	433,141	(14,707)	424,578

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	64,130	—	—	64,130
Retained earnings (Accumulated deficit)	(23,127)	—	—	(23,127)
Accumulated other comprehensive income (loss)	(50)	—	—	(50)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,954	—	—	40,954
Non-controlling interests in ZAIS Group Parent, LLC	19,753	—	—	19,753
Non-controlling interests in Consolidated Funds	—	61,262	(31,244)	30,018
Total Equity	60,707	61,262	(31,244)	90,725
Total Liabilities and Equity	$66,851	$494,403	$(45,951)	$515,303

	December 31, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$38,712	$—	$—	$38,712
Income and fees receivable	8,805	—	—	8,805
Investments in affiliates, at fair value	29,554	—	(24,281)	5,273
Due from related parties	734	—	—	734
Property and equipment, net	274	—	—	274
Prepaid expenses	906	—	—	906
Other assets	348	—	—	348
Assets of Consolidated Funds
Cash and cash equivalents	—	37,080	—	37,080
Investments, at fair value	—	423,871	(19,506)	404,365
Due from broker	—	16,438	—	16,438
Other assets	—	1,254	(44)	1,210
Total Assets	$79,333	$478,643	$(43,831)	$514,145
Liabilities and Equity
Liabilities
Notes payable	$1,263	$—	$—	$1,263
Compensation payable	7,836	—	—	7,836
Due to related parties	31	—	—	31
Fees payable	2,439	—	—	2,439
Other liabilities	1,127	—	—	1,127
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO	—	404,407	(19,506)	384,901
Due to broker	—	24,462	—	24,462
Other liabilities	—	2,165	(44)	2,121
Total Liabilities	12,696	431,034	(19,550)	424,180

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	63,413	—	—	63,413
Retained earnings (Accumulated deficit)	(18,965)	—	—	(18,965)
Accumulated other comprehensive income (loss)	(70)	—	—	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	44,379	—	—	44,379
Non-controlling interests in ZAIS Group Parent, LLC	22,258	—	—	22,258
Non-controlling interests in Consolidated Funds	—	47,609	(24,281)	23,328
Total Equity	66,637	47,609	(24,281)	89,965
Total Liabilities and Equity	$79,333	$478,643	$(43,831)	$514,145

	Three Months Ended March 31, 2017
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$3,107	$—	$—	$3,107
Incentive income	297	—	—	297
Reimbursement revenue	494	—	—	494
Other revenues	93	—	—	93
Income of Consolidated Funds	—	205	(205)	—
Total Revenues	3,991	205	(205)	3,991
Expenses
Compensation and benefits	7,424	—	—	7,424
General, administrative and other	3,669	—	—	3,669
Depreciation and amortization	40	—	—	40
Expenses of Consolidated Funds	—	43	—	43
Total Expenses	11,133	43	—	11,176
Other Income (loss)
Net gain (loss) on investments	918	—	(843)	75
Other income (expense)	(16)	—	—	(16)
Net gains (losses) of Consolidated Funds’ investments	—	1,492	(385)	1,107
Net gain (loss) on beneficial interest of collateralized financing entity	—	—	589	589
Total Other Income (Loss)	902	1,492	(639)	1,755
Income (loss) before income taxes	(6,240)	1,654	(844)	(5,430)
Income tax (benefit) expense	5	—	—	5
Consolidated net income (loss), net of tax	(6,245)	1,654	(844)	(5,435)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	30	—	—	30
Total Comprehensive Income (Loss)	$(6,215)	$1,654	$(844)	$(5,405)

	Three Months Ended March 31, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$3,569	$—	$—	$3,569
Incentive income	152	—	—	152
Other revenues	80	—	—	80
Total Revenues	3,801	—	—	3,801
Expenses
Compensation and benefits	9,007	—	—	9,007
General, administrative and other	3,210	—	—	3,210
Depreciation and amortization	63	—	—	63
Expenses of Consolidated Funds	—	19	—	19
Total Expenses	12,280	19	—	12,299
Other Income (loss)
Net gain (loss) on investments	746	—	(764)	(18)
Other income (expense)	605	—	—	605
Net gains (losses) of Consolidated Funds’ investments	—	1,517	—	1,517
Total Other Income (Loss)	1,351	1,517	(764)	2,104
Income (loss) before income taxes	(7,128)	1,498	(764)	(6,394)
Income tax (benefit) expense	5	—	—	5
Consolidated net income (loss), net of tax	(7,133)	1,498	(764)	(6,399)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(54)	—	—	(54)
Total Comprehensive Income (Loss)	$(7,187)	$1,498	$(764)	$(6,453)

17. Subsequent Events

On April 5, 2017, the Company provided a retention award (the “Retention Award”) to Michael Szymanski, the Company’s Chief Executive Officer in recognition of the importance of retaining his services as the Chief Executive Officer of the Company and its operating subsidiary, ZAIS Group, and in connection with the Company’s review of strategic alternatives to enhance shareholder value. Under the Retention Award, which has been approved by the Compensation Committee of the Board of Directors of the Company, Mr. Szymanski is entitled to receive a cash retention payment of $500,000 on each of June 30, 2017, September 30, 2017 and a date within five business days following the closing date of a “Transaction” as defined in the Retention Award or otherwise as determined by the Board of Directors of the Company. Mr. Szymanski would be entitled to such payments provided he remains employed by the Company on such dates, or if he has been removed as the Company’s Chief Executive Officer or his employment terminated for reasons other than for cause prior to such dates. The aggregate amount of retention payments that may be paid to Mr. Szymanski under the Retention Award is $1.5 million.

On April 21, 2017, the Company issued 30,942 shares of Class A Common Stock to the Company’s non-employee directors in connection with the vesting of the April 2016 Director Awards (see Note 8 – “Compensation”).

On May 3, 2017, ZAIS CLO 6 priced and is expected to close in June 2017.  ZAIS CLO 6 invests primarily in first lien senior secured bank loans and has a total capitalization of $512.0 million, which consists of senior and mezzanine notes of $460.0 million and subordinate notes of $52.0 million.  At the pricing date, Zephyr A-6 had (i) an investment of approximately $23.0 million in the senior and mezzanine notes and an investment of approximately $6.1 million in the subordinate notes in ZAIS CLO 6 and a corresponding payable of $29.0 million for its obligation to purchase the securities and (ii) a receivable for securities sold of $45.0 million for the return of its initial investment in ZAIS CLO 6 Warehouse.  Zephyr A-6’s investment of $29.0 million in ZAIS CLO 6 represents approximately 5.0% economic interest in the senior and mezzanine note tranches and approximately 13.5% economic interest in the equity tranche. The Company is currently evaluating whether or not the investment in ZAIS CLO 6 will need to be consolidated in its financial statements in accordance with ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis.

On May 9, 2017, the Board of Directors approved an amendment to the Compensation Committee’s charter to better enable the Company to retain its employees and to attract additional employees. The amendment removed the prior compensation guidelines set forth in the charter that applied to compensation paid through 2019. The compensation guidelines provided that, subject to modification or waiver by the Compensation Committee, the Company’s total compensation expense on a consolidated basis calculated in accordance with U.S. GAAP for all cash and non-cash compensation paid to employees of the Company and its operating subsidiaries and affiliates for any given year would not exceed a certain percentage of the Company’s consolidated revenue for such year calculated in accordance with U.S. GAAP.

On May 9, 2017 the Company issued an aggregate of 63,219 RSUs to the non-employee directors of ZAIS at a grant date fair value of $2.19 per share pursuant to ZAIS’s 2015 Stock Plan (see Note 8 – “Compensation”).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, references to (i) the “Company” refer to ZAIS Group Holdings, Inc. (“ZAIS”), together, as the context may require, with its consolidated subsidiaries, (ii) “ZAIS Group” refer to ZAIS Group, LLC, and (iii) “ZGP” refer to ZAIS Group Parent, LLC.

This discussion contains forward-looking statements and involves numerous known and unknown risks and uncertainties, including, but not limited to, those described in “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report on Form 10-K”) and in other reports filed with the U.S Securities and Exchange Commission (“SEC”). Actual results and the timing of events may differ materially from those contained in any forward-looking statements due to a number of factors, including those in the section entitled “Risk Factors” in the Annual Report on Form 10-K and in other SEC reports describing key risks associated with ZAIS and its subsidiaries’ business, operations and industry. Amounts and percentages presented throughout this management’s discussion and analysis of financial condition and results of operations may reflect rounding adjustments and as a result, totals may not appear to sum. The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Overview

ZAIS is a holding company conducting substantially all of its operations through ZAIS Group, a wholly-owned subsidiary of ZAIS’s majority-owned subsidiary, ZGP. ZAIS Group commenced operations in July 1997 and is headquartered in Red Bank, New Jersey. ZAIS Group also maintains an office in London. ZGP became the sole member and 100% equity owner of ZAIS Group on March 31, 2014 pursuant to a merger transaction which is described in detail in the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2015 (the “Closing 8-K”). ZAIS Group is an investment advisory and asset management firm focused on specialized credit. ZAIS Group is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) and, through October 31, 2016, ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as CLOs, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes. ZAIS Group had approximately $3.360 billion of assets under management (“AUM”) at March 31, 2017 which is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned consolidated subsidiary of ZAIS Group, was the external investment advisor to ZFC REIT. On October 31, 2016, the management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. pursuant to a termination agreement (the “Termination Agreement”). The Termination Agreement resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. In addition, the Termination Agreement will result in an expected decrease in management fees of approximately $2.8 million annually on a run-rate basis. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million.

On February 15, 2017, the Board of Directors of the Company established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Company’s Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of our Class A Common Stock so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates on any of these matters except as required by law or regulation.

On May 3, 2017, ZAIS CLO 6 Limited (“ZAIS CLO 6”) priced and is expected to close in June 2017.  ZAIS CLO 6 invests primarily in first lien senior secured bank loans and has a total capitalization of $512.0 million, which consists of senior and mezzanine notes of $460.0 million and subordinate notes of $52.0 million.  At the pricing date, Zephyr A-6 had (i) an investment of approximately $23.0 million in the senior and mezzanine notes and an investment of approximately $6.1 million in the subordinate notes in ZAIS CLO 6 and a corresponding payable of $29.0 million for its obligation to purchase the securities and (ii) a receivable for securities sold of $45.0 million for the return of its initial investment in ZAIS CLO 6 during its warehouse phase (“ZAIS CLO 6 Warehouse).  Zephyr A-6’s investment of $29.0 million in ZAIS CLO 6 represents approximately 5.0% economic interest in the senior and mezzanine note tranches and approximately 13.5% economic interest in the equity tranche.

Pursuant to accounting principles generally accepted in the United States (“GAAP”), we are required to consolidate certain of the ZAIS Managed Entities in which we hold a variable interest and are deemed to be the primary beneficiary (the “Consolidated Funds”).

Our primary sources of revenues are (i) management fee income, which is based predominantly on the net asset values of the ZAIS Managed Entities and (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities. Any management fee income and incentive income earned by ZAIS Group from the Consolidated Funds is eliminated in consolidation.

Additionally, a significant source of our other income is derived from net gains of Consolidated Funds’ investments and beneficial interests in collateralized financing entities which invest in bank loans. A portion of these net gains are allocated to non-controlling interests in Consolidated Funds.

Organization Structure

The following diagram illustrates our corporate structure at March 31, 2017:

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

On March 9, 2015, the stockholders of HF2 approved the Business Combination and the transaction closed on March 17, 2015 (the “Closing”). In connection with the Closing, HF2 changed its name to ZAIS Group Holdings, Inc. Refer to Note 2 - "Business Combination" of the Company’s consolidated financial statements included in the Annual Report on Form 10-K for additional information. Prior to the Closing, HF2 was a shell company with no operations. Upon the Closing, ZAIS became a holding company whose assets primarily consisted of a then approximate 66.5% interest in its majority-owned subsidiary, ZGP. Prior to the Closing, Christian Zugel served as the managing member of ZGP. Upon the Closing, ZAIS became the managing member of ZGP.

Consolidation of ZAIS Managed Entities

We adopted ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”) using the modified retrospective method, which resulted in an effective date or adoption of January 1, 2015 and did not require the restatement of prior period results. Pursuant to this guidance, we are required to consolidate the Consolidated Funds. As a result, certain ZAIS Managed Entities which were required to be consolidated in periods prior to January 1, 2015 are no longer being consolidated. Additionally, refer to the sections below which compare the periods on an “Adjusted EBITDA Basis – Non GAAP”, which remove the impact of consolidation of the Consolidated Funds.

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

ZAIS CLO 5, Limited (“ZAIS CLO 5”) closed on October 26, 2016. ZAIS CLO 5 invests primarily in first lien, senior secured bank loans and had a total capitalization of $408.5 million at the time of closing, which consisted of senior and mezzanine notes with an aggregate par amount of $368.0 million and subordinated notes of $40.5 million. ZAIS CLO 5 matures in October 2028. ZAIS Zephyr A-6, LP, (“Zephyr A-6”) which is consolidated by the Company, had an investment of $14.7 million and $19.5 million in ZAIS CLO 5, at fair value, at March 31, 2017 and December 31, 2016, respectively. These investments represent approximately 0.6% and 2.1% economic interest in the senior and mezzanine notes at each of March 31, 2017 and December 31, 2016, respectively, and approximately 31.8% economic interest in the subordinated notes of ZAIS CLO 5 at March 31, 2017 and December 31, 2016. The Company has consolidated ZAIS CLO 5 in its consolidated financial statements in accordance with ASU 2015-02.

Additionally, ZAIS CLO 6 Warehouse was formed in November 2016 and was in the warehouse phase at March 31, 2017 and December 31, 2016. During this period, ZAIS CLO 6 Warehouse continued to finance the majority of its loan purchases using its warehouse facility. During the three months ended March 31, 2017, Zephyr A-6 contributed $30.0 million to ZAIS CLO 6 Warehouse. Zephyr A-6 had an investment of $46.1 million and $15.0 million in ZAIS CLO 6 Warehouse, at fair value, at March 31, 2017 and December 31, 2016, respectively. The Company does not consolidate ZAIS CLO 6 Warehouse in its consolidated financial statements.

On May 3, 2017, ZAIS CLO 6 priced and is expected to close in June 2017 (see additional discussion in the “Overview” section above).  The Company is currently evaluating whether or not the investment in ZAIS CLO 6 will need to be consolidated in its financial statements in accordance with ASU 2015-02.

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

Management fees earned for the CLOs which are managed by ZAIS Group are generally based on the par value of the collateral and cash held in the CLOs. Additionally, subordinated management fees may be earned from CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. The subordinated management fee is an additional payment for the same collateral management service, but has a lower priority in the CLOs’ cash flows and is contingent upon the economic performance of the respective CLO. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees.

Prior to October 31, 2016, management fee income earned by ZAIS Group from ZFC REIT, was based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT was paid to holders of Class B interests in ZAIS REIT Management. The payment to the Class B interests in ZAIS REIT Management was recorded as distributions to non-controlling interests in ZGP. On October 31, 2016, the management agreement with ZFC REIT was terminated upon the completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million.

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

ZAIS Managed Entities with hedge fund-style fee arrangements are those that pay ZAIS Group, on an annual basis, an incentive fee/allocation based on a percentage of net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, ZAIS Managed Entities with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. ZAIS Managed Entities with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of cumulative profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred inception to date return as specified in the respective CLO’s collateral management agreements. The advisory agreement between ZAIS REIT Management and ZFC REIT did not provide for incentive fees.

The management fee income and incentive income from the Consolidated Funds are eliminated in consolidation, and therefore are not reflected as revenue in our consolidated financial statements. ZAIS Group’s share of the earnings from the consolidated ZAIS Managed Entities is increased by the amount of the management fee income and incentive income that are eliminated in consolidation.

The following table presents the range of management and incentive fee rates on the ZAIS Managed Entities during the respective periods presented:

	Three Months Ended March 31,
	March 2017	March 2016
Management Fee Income(1)
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%
CLOs	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT (3)	—	1.50%

Incentive Income (1)(2)
Funds and accounts	10% - 20%	10% - 20%
CLOs	20%	20%

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fee rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed Entities may be subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	On October 31, 2016, the management agreement with ZFC REIT was terminated pursuant to the Termination Agreement.

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

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applied to approximately 60 employees of ZAIS Group all of whom had an annual base salary of less than $300,000. The purpose of the Retention Payment Plan was to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group was not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees were entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remained employed by ZAIS Group on such dates. The aggregate amount of retention payments paid to all participants under the Retention Payment Plan during 2016 was $4.6 million. In addition, on March 1, 2016, the Compensation Committee of the Board of Directors of ZAIS approved a retention payment of $900,000 to Howard Steinberg, the Company's former General Counsel, which was paid on March 15, 2016. This retention payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016.

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group previously entered into agreements with employees to share with them a percentage of income generated from certain ZAIS Managed Entities (“Points Agreements”). Under existing Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from the referenced entities, including income from the Consolidated Funds that is eliminated in consolidation, to certain employees and former employees. Amounts payable pursuant to the Points Agreements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs later than when the related income is received. Recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. ZAIS Group does not anticipate entering into additional Points Agreements. We did not incur any compensation expense relating to the Points Agreements for the three months ended March 31, 2017 or March 31, 2016.

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

Trends Affecting Our Business

AUM has been trending downward since 2007. This trend results from the wind-up and liquidation of a number of private equity-style and structured vehicles as well as certain withdrawals by investors from the ZAIS Managed Entities, that were either voluntary or driven by regulatory constraints, combined with challenges ZAIS Group has faced in raising new capital in the recent investment environment of lower interest rates and changing regulations. Structured credit products have been disfavored by many investors and European investors have generally reduced investments in certain securitized investment vehicles due to increased capital regulatory requirements.

The reduction in AUM has decreased our management fee income and incentive income, which are our two principal sources of operating cash flow. As a result of this reduction, in 2015 and for the year ended December 31, 2016, revenues and operating cash flow were insufficient to cover operating expenses and excess working capital needs were funded by the proceeds of the Business Combination. It is currently expected that this negative working capital trend is likely to continue through the end of 2017. ZAIS Managed Entities representing total AUM as of March, 31, 2017 of approximately $0.004 billion are winding down and are in liquidation. These liquidations are expected to occur within the next 12 to 24 months. Additionally, on April 19, 2017, the ZAIS Opportunity Fund, Ltd. received a redemption request for a redemption of approximately $67.7 million (value date of March 31, 2017) from a European investor impacted by regulatory constraints. This redemption is scheduled to occur on December 31, 2017.

In addition, ZAIS REIT Management, a majority owned consolidated subsidiary of ZAIS Group that was the external investment advisor to ZFC REIT, terminated its management agreement with ZFC REIT upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. The termination resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during fourth quarter ended December 31, 2016 and is expected to decrease the management fees earned by ZAIS Group by approximately $2.8 million annually on a run-rate basis. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million.

On February 15, 2017, the Board of Directors of the Company established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Company’s Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of our Class A Common Stock so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates on any of these matters except as required by law or regulation.

See "Item 1A. Risk Factors" included in the Annual Report on Form 10-K for a discussion of the risks to which our businesses are subject.

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

Adjustments to Net income (loss) to derive Net income (loss) (excluding Consolidated Funds of ZAIS Group):

•	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of revenues, expenses and other income (loss).

Adjustments to Net income (loss) (excluding Consolidated Funds of ZAIS Group) to derive Adjusted EBITDA:

•	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

•	Severance. Management does not consider severance costs to be reflective of ongoing operating performance. We incurred severance costs in 2016 primarily due to a reduction in force on March 8, 2016, which resulted in a decrease of 23 employees of ZAIS Group (see Item 1. Business – “General” in the Annual Report on Form 10-K for further discussion). We also incurred severance costs in 2017 unrelated to the reduction in force that occurred in 2016

•	Depreciation and amortization. Management does not consider these non-cash expenses to be reflective of operating performance.

•	Any applicable taxes, interest expense and foreign currency translation adjustments. Management does not consider these amounts to be reflective of operating performance.

The calculation of Adjusted EBITDA may not be directly comparable to other similar non-GAAP financial measures reported by other asset managers. We believe that Adjusted EBITDA is a useful benchmark for measuring our performance. We also believe that investors should review the same supplemental non-GAAP financial measures that management uses to analyze the business in conjunction with our results of operation prepared in accordance with GAAP. As a result, the metrics are also considered non-GAAP financial measures.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Consolidated net income (loss), net of tax	$(5,435)	$(6,399)	$964	15%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(6,245)	$(7,133)	$888	12%

Adjusted EBITDA - Non-GAAP	$(5,016)	$(6,080)	$1,064	18%

Revenues

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Management fee income	$3,107	$3,569	$(462)	-13%
Incentive income	297	152	145	95%
Reimbursement revenue	494	—	494	100%
Other revenues	93	80	13	16%
Total Revenues	$3,991	$3,801	$190	5%

Total revenues increased by $0.2 million primarily due to:

•	A $0.5 million decrease in management fee income due to a decrease of $0.8 million due to the termination of the management agreement between ZAIS REIT Management and ZFC REIT, offset by an increase of $0.3 million which was driven by increased period over period performance for certain ZAIS Managed Entities.

•	A $0.1 million increase in incentive income primarily which was driven by increased performance results in the first quarter of 2017 compared to the first quarter of 2016 for certain ZAIS Managed Entities.

•	A $0.5 million increase in reimbursement revenue which relates to the reimbursement from certain ZAIS Managed Entities for research and data services expenses incurred by us and paid directly to vendors by the Company. The related expenses are included in General, administrative and other expenses. The net effect of the reimbursement revenue and related expenses has no impact on our Consolidated net income (loss), net of tax. The amounts for the three months ended March 31, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss).

The following table details the changes to our AUM:

	Three Months Ended March 31, 2017
	(Dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$2.072	$0.576	$0.796	$3.444
Contributions (2)	0.014	—	0.001	0.015
Distributions (3)	(0.008)	(0.308)	—	(0.316)
Redemptions (4)	—	—	(0.001)	(0.001)
Profit & Loss (5)	0.007	0.017	0.033	0.057
Other (6)	(0.084)	0.279	(0.034)	0.161
End of Period AUM (7)	$2.001	$0.564	$0.795	$3.360

Average AUM (8)	$2.037	$0.570	$0.796	$3.402

	Three Months Ended March 31, 2016
	(Dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (9)	$1.914	$1.494	$0.749	$4.157
Contributions (2)	0.013	—	0.001	0.014
Distributions (3)	(0.022)	(0.015)	—	(0.037)
Redemptions (4)	(0.105)	—	(0.010)	(0.115)
Profit & Loss (5)	(0.003)	(0.006)	(0.022)	(0.031)
Other (6)	0.031	0.006	(0.034)	0.003
End of Period AUM (10)	$1.828	$1.479	$0.684	$3.991

Average AUM (8)	$1.871	$1.487	$0.717	$4.074

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

(7) AUM uses values for certain structured vehicles that are prior to March 31, 2017 based on the most recent trustee report received as of March 31, 2017 for each respective vehicle.

(8) Average is based on the beginning balance, quarterly balances and ending balance for the period presented.

(9) AUM uses values for certain structured vehicles that are prior to December 31, 2015 based on the most recent trustee report received as of December 31, 2015 for each respective vehicle.

(10) AUM uses values for certain structured vehicles that are prior to March 31, 2016 based on the most recent trustee report received as of March 31, 2016 for each respective vehicle.

Expenses

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Compensation and benefits	$7,424	$9,007	$(1,583)	18%
General, administrative and other	3,669	3,210	459	-14%
Depreciation and amortization	40	63	(23)	37%
Expenses of Consolidated Funds	43	19	24	-126%
Total Expenses	$11,176	$12,299	$(1,123)	9%

Total expenses decreased by $1.1 million primarily due to:

•	A $1.6 million decrease in compensation and benefits which was primarily due to: a $2.4 million decrease in salaries, bonuses, severance and associated payroll taxes and other employee benefits due to a reduction in force which occurred in 2016, offset by a $0.8 million increase in equity compensation expense relating to a reduction in the forfeiture rate on the Company’s B-0 Units due to lower than expected employee turnover.

•	A 0.5 million increase in General, administrative and other expenses primarily due to an increase of $0.7 million in expenses relating to research and data services borne by us and paid directly to vendors by the Company relating to the management of the ZAIS Managed Entities, offset by a $0.2 million decrease primarily relating to a focused expense reduction with regard to professional fees, occupancy and utilities, information systems, and travel and entertainment.

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

Other Income (Loss)

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Net gain (loss) on investments	$75	$(18)	$93	517%
Other income (expense)	(16)	605	(621)	-103%
Net gains (losses) on Consolidated Funds’ investments	1,107	1,517	(410)	-27%
Net gain (loss) on beneficial interest of collateralized financing entity	589	—	589	—%
Total Other Income (Loss)	$1,755	$2,104	$(349)	-17%

Total other income decreased by $0.3 million primarily due to:

•	A $0.6 million decrease in other income (expense) primarily due to a decrease of $0.5 million relating to an insurance reimbursement, which was received during the three months ended March 31, 2016 and recorded as other income since the reimbursement related to legal costs previously incurred during the year ended December 31, 2015.

•	A $0.4 million decrease in net gains (losses) on Consolidated Funds’ investments related to Zephyr A-6, a Consolidated Fund. This Consolidated Fund primarily invests in CLOs and warehouses of CLOs managed by ZAIS Group, both of which are categorized as Level 3 assets in the fair value hierarchy. For more information on our valuation policy for Level 3 assets, see Note 4, “Fair Value of Measurements”, to our consolidated financial statements.

•	A $0.6 million increase in Net gain (loss) on beneficial interest of collateralized financing entity which relates to Zephyr A-6’s investment in ZAIS CLO 5. Zephyr A-6 is a Consolidated Fund.

Income Taxes

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Income tax (benefit) expense	$5	$5	$—	—%

There was no change in income tax (benefit) expense for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The amounts reported in both periods relate to our London subsidiary.

As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of March 31, 2017, we had determined that our current business forecasts do not support the realization of net deferred tax assets recorded for the Company. We recorded a book loss for the three months ended March 31, 2017 and it is anticipated that expenses will continue to exceed revenues in 2017. Although we ae evaluating certain alternatives which could alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend. Accordingly, we continue to believe that it is not more likely than not that the Company’s deferred tax asset will be realized, and we have continued to maintain a full valuation allowance against the deferred tax asset as of March 31, 2017. We have recorded a change in the Company’s valuation allowance of approximately ($0.3) million and $1.9 million in our Consolidated Statements of Comprehensive Income (Loss) in connection with the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the three months ended March 31, 2017 and March 31, 2016, respectively. We intend to maintain a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9, “Income Taxes” to our consolidated financial statements for further information regarding the items affecting the Company’s effective income tax.

Foreign currency translation adjustment

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Foreign currency translation adjustment	$30	$(54)	$84	156%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that the Company uses to translate the assets and liabilities of its foreign subsidiaries and primarily relate to fluctuation in exchange rates with regard to our London subsidiary.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Non-controlling interests in Consolidated Funds	$810	$734	$76	10%

Non-controlling interests in ZAIS Group Parent, LLC	$(2,083)	$(2,299)	$216	9%

•	The $0.08 million increase in the net income allocated to non-controlling interests in Consolidated Funds was primarily related to an increase in income and net gains allocated to investors that do not have the right to redeem their interests from Zephyr A-6, a Consolidated Fund. Zephyr A-6’s net income for the three months ended March 31, 2017 and March 31, 2016 was approximately $1.7 million and $1.5 million, respectively, which was primarily due to gains recognized on its investment in ZAIS CLO 5 for the three months ended March 31, 2017 and March 31, 2016 and ZAIS CLO 6 Warehouse for the three months ended March 31, 2017.

•	The $0.2 million decrease in net loss allocated to non-controlling interests in ZGP was driven primarily by the period-over-period decrease in our net loss.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(4,162)	$(4,834)	672	14%

The decrease in net loss attributable to ZAIS Group Holdings, Inc. stockholders’ equity was driven primarily by the period-over-period decrease in our net loss.

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliations of our consolidated GAAP net income, net of tax to our (i) non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) and (ii)  non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Consolidated net income (loss), net of tax (GAAP Net Income (Loss))	$(5,435)	$(6,399)
Add back: Elimination of Net gain (loss) on investments	843	764
Add back: Expenses of Consolidated Funds	43	19
Net (gain) loss on Consolidated Funds’ investments	(1,107)	(1,517)
Net (gain) loss on beneficial interest of collateralized financing entity	(589)	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	(6,245)	(7,133)

Add back: Tax expense	5	5
Add back: Compensation attributable to equity compensation	1,112	343
Add back: Severance costs	72	642
Add back: Depreciation and amortization	40	63

Adjusted EBITDA – Non-GAAP	$(5,016)	$(6,080)

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended March 31, 2017, year-to-date (“YTD”) and inception-to-date (“ITD”) through March 31, 2017 for the following funds.

Fund Name (1)	Net Asset Value as of March 31, 2017 (Dollars in thousands)	Net Return for the Month Ended March 31, 2017 (2)	Net YTD Return through March 31, 2017 (2)	Net ITD Return through March 31, 2017 (2)
ZAIS Opportunity Fund (3) (4) (5)	$470,370	0.43%	4.15%	465.82%
ZAIS INARI Fund(6)	$429,269	1.06%	3.72%	49.13%

(1)	The performance data in the table above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. (“Offshore Feeder”) Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date GAAP returns for years after 2008 would be lower than the adjusted returns presented.

(4)	The net asset value includes the net assets of the Domestic Feeder and Offshore Feeder.

(5)	On April 19, 2017, the Offshore Feeder received a redemption request for a redemption of approximately $67.7 million (value date of March 31, 2017) from the Offshore Feeder. This redemption was from a European investor impacted by regulatory constraints and is scheduled to occur on December 31, 2017.

(6)	Actual Net YTD return is based on a calendar year end, although this fund operates on a September 30th fiscal year end.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to the ZAIS Managed Entities; and (4) prior to the Business Combination, making distributions to its sole member. At March 31, 2017 and December 31, 2016, our Cash and cash equivalents, on an unconsolidated basis, were $25.5 million and $38.7 million, respectively, including United States government obligations.

Our material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, property and equipment and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund its business requirements with the proceeds from the Business Combination. For the three months ended March 31, 2017 the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $5.1 million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. The 2017 quarterly results generated negative working capital, and we expect to continue to draw from operating cash balances and the proceeds from the Business Combination to fund our operations and working capital for the foreseeable future.

The three months ended March 31, 2017 and March 31, 2016 reflect the cash flows of ZAIS’s operating businesses and the Consolidated Funds required to be consolidated under ASU 2015-02. The assets of ZAIS Group’s Consolidated Funds have an effect on ZAIS Group’s reported cash flows. The primary cash flow activities of the Consolidated Funds vary depending on the activities of the Consolidated Funds. These activities may include: (1) raising capital from third party investors, which is reflected as non-controlling interests in the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities or bank loans; (3) generating cash through the realization of certain investments; and (4) distributing cash to investors or note holders. The Consolidated Funds, except for consolidated CLOs, are treated as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as operating cash flows.

As of March 31, 2017, $31.6 million of the proceeds of the Business Combination had been deployed to expand existing product lines. This amount includes $26.6 million of capital contributed to Zephyr A-6, a majority owned subsidiary of ZAIS Group, which was formed to invest in ZAIS Group managed CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act and a $5.0 million equity investment in the first-loss equity tranche of a ZAIS Managed Entity focused on investing in high-yield bonds. ZAIS Group’s total commitment to the equity capital of Zephyr A-6 is $51.0 million. Additionally, in February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 31, 2017. There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

We continually review our business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion in our capabilities in the residential whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016 which resulted in a decrease of 23 employees of ZAIS Group.  This reduction resulted in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. At March 31, 2017, the Company had 60 employees compared with 60 employees at December 31, 2016 and 95 employees at December 31, 2015.

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

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(17,102)	$(18,827)
Net cash provided by (used in) investing activities	—	8,220
Net cash provided by (used in) financing activities	3,816	4,765
Change in cash and cash equivalents denominated in foreign currency	30	(49)
Net change in cash and cash equivalents	$(13,256)	$(5,891)

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

Our net cash used in operating activities for the three months ended March 31, 2017 was $17.1 million, compared to net cash used in operating activities of $18.8 million for the three months ended March 31, 2016. The reduction in cash flow used in operating activities of $1.7 million was primarily due to the following:

•	An increase in cash receipts of $6.2 million related to incentive fee income primarily due to higher incentive fee income earned from certain ZAIS Managed Entities and accrued at December 31, 2016 compared to December 31, 2015;

•	A net increase in cash paid for compensation expense of $3.5 million primarily due to an increase in cash paid for incentive compensation of $4.5 million primarily due to an increase in guaranteed bonuses and year-end bonus awards accrued at December 31, 2016 and paid in February 2017, offset by a reduction in salary expense of $1.0 million primarily due to the reduction in force which occurred on March 8, 2016;

•	A decrease in cash paid for general, administrative and other expenses of $1.9 million due to a focused expense reduction; and

•	An decrease in cash receipts of $0.5 million related to proceeds received from our insurance providers for our claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry which had been approved; and

•	A net increase of $2.1 million in cash used in the activities of the Consolidated Funds.

Investing Activities

We did not have any cash flows from investing activities for the three months ended March 31, 2017.

Our net cash provided by investing activities was $8.2 million for the three months ended March 31, 2016 and is primarily due to the proceeds from the sale of our investment in a mutual fund of $8.1 million.

Financing Activities

Our net cash provided by financing activities was $3.8 million for the three months ended March 31, 2017. This amount includes contributions from non-controlling interests in Consolidated Funds of $5.9 million, partially offset by the repayment of our notes payable of $1.3 million and the payment of employee taxes of $0.8 million relating to the issuance of Class A Common Stock, on a net basis, to employees who elected to cancel their B-0 Units in substitution for RSUs which vested on March 17, 2017.

Our net cash provided by financing activities was $4.8 million for the three months ended March 31, 2016 which was due to contributions from non-controlling interests in Consolidated Funds of $4.9 million, partially offset by distributions to non-controlling interests in ZGP of $0.1 million which represent distributions to Class B interests in ZAIS REIT Management.

Future Sources and Uses of Liquidity

Our current sources of liquidity are (1) cash on hand, including a portion of the net proceeds from the Business Combination; (2) cash flows from operations, including management fee income and incentive income and (3) realizations on its investments in ZAIS Managed Entities. ZAIS believes that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments. Our primary liquidity needs will be comprised of cash to (1) fund our operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business; (3) fund ZAIS Group’s potential commitments to new and existing ZAIS Managed Entities; (4) provide capital to facilitate our expansion into businesses that are complimentary to ZAIS Group’s existing investment management business; and (5) pay income taxes.

Gain Contingencies

In 2016 the Company received notification from one of its insurance providers that its claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved. The Company had paid approximately $0.02 million and $0.2 million during the three months ended March 31, 2017 and March 31, 2016, respectively, for legal and other costs incurred in excess of our insurance deductible. The cumulative insurance reimbursements that the Company has received through March 31, 2017 and December 31, 2016 were approximately $0.92 million and $0.89 million, respectively. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.55 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 for the portion that related to 2015. At March 31, 2017 and December 31, 2016, the remaining amount submitted to the insurance carrier for reimbursement was approximately $7,500 and $0.02 million, respectively, and is included in Other assets in the Consolidated Statements of Financial Condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2017 or December 31, 2016.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in its consolidated financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-Q for a description of our accounting policies.

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

Recent Accounting Pronouncements

See Note 2 “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-Q for a description of recent accounting pronouncements and their impact on the Company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II − OTHER INFORMATION

Item 1. Legal Proceedings.

On March 6, 2017, a complaint was filed in the Supreme Court of the State of New York, County of New York, entitled Parsifal Partners B, LP against Christian Zugel, Michael Szymanski, R. Bruce Cameron (a former Chairman and Chief Executive Officer of HF2 and former director of the Company), ZAIS Group Holdings, Inc. and Berkshire Capital Securities LLC. The complaint contains claims alleging breaches of fiduciary duties and contract, tortious interference, fraudulent concealment and unjust enrichment. The plaintiff’s allegations include that, in connection with the Business Combination, the defendants unlawfully decreased the plaintiff’s equity interest in the Company and unlawfully restricted the alienation of plaintiff’s remaining equity interest in the Company. The complaint seeks damages of not less than $4.2 million, plus interest, and punitive damages. On April 10, 2017, the Company and Messrs. Zugel and Szymanski moved to dismiss the claims asserted against them.  On April 21, 2017, R. Bruce Cameron and Berkshire Capital Securities LLC moved to dismiss the claims asserted against them.  Briefing on both motions to dismiss is currently scheduled to be completed on June 19, 2017. The Company believes that the allegations in the complaint against the Company and Messrs. Zugel and Szymanski are completely without merit and intends to defend this case vigorously.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 24, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no identified material changes in the risk factors in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 9, 2017, the Company’s Board of Directors approved an amendment to the Compensation Committee’s charter to better enable the Company to retain its employees and to attract additional employees. The amendment removed the prior compensation guidelines set forth in the charter that applied to compensation paid through 2019. The compensation guidelines provided that, subject to modification or waiver by the Compensation Committee, the Company’s total GAAP compensation expense on a consolidated basis for all cash and non-cash compensation paid to employees of the Company and its operating subsidiaries and affiliates for any given year would not exceed a certain percentage of the Company’s consolidated GAAP revenue for such year.

Item 6. Exhibits

The Exhibit index that appears following the signature page is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS GROUP HOLDINGS, INC.

	By:	/s/ Michael F. Szymanski
Michael F. Szymanski
Chief Executive Officer, President and Director

	By:	/s/ Nisha Motani
Nisha Motani
Chief Financial Officer and Chief Accounting Officer
Date: May 11, 2017

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Advisory Agreement, dated as of February 27, 2017, between ZAIS Group, LLC and Howard Steinberg (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 001-35848), filed with the SEC on March 24, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

