Form 10-Q
period 2017-06-30
ZAIS Group Holdings, Inc.
filed 2017-08-14
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 14, 2017, 14,480,782 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except share amounts)

	June 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$16,970	$38,712
Income and fees receivable	1,869	8,805
Investments in affiliates, at fair value	10,288	5,273
Due from related parties	1,101	734
Property and equipment, net	319	274
Prepaid expenses	1,907	906
Other assets	385	348
Assets of Consolidated Funds
Cash and cash equivalents	13,416	37,080
Investments, at fair value	446,707	404,365
Due from broker	12,095	16,438
Other assets	1,007	1,210
Total Assets	$506,064	$514,145

Liabilities and Equity
Liabilities
Notes payable	$—	$1,263
Compensation payable	4,594	7,836
Due to related parties	31	31
Fees payable	—	2,439
Other liabilities	1,147	1,127
Liabilities of Consolidated Funds
Notes payable of consolidated CLO, at fair value	384,519	384,901
Due to broker	21,974	24,462
Other liabilities	2,579	2,121
Total Liabilities	414,844	424,180

Commitments and Contingencies (Note 12)	—	—

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 14,480,782 and 13,900,917 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding.	—	—
Additional paid-in capital	64,210	63,413
Retained earnings (Accumulated deficit)	(23,779)	(18,965)
Accumulated other comprehensive income (loss)	(44)	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,388	44,379
Non-controlling interests in ZAIS Group Parent, LLC	19,417	22,258
Non-controlling interests in Consolidated Funds	31,415	23,328
Total Equity	91,220	89,965
Total Liabilities and Equity	$506,064	$514,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Management fee income	$3,689	$3,571	$6,796	$7,140
Incentive income	2,884	143	3,181	295
Reimbursement revenue	383	—	877	—
Other revenues	77	79	170	159
Income of Consolidated Funds	404	—	404	—
Total Revenues	7,437	3,793	11,428	7,594
Expenses
Compensation and benefits	5,609	7,999	13,033	17,006
General, administrative and other	3,879	2,950	7,548	6,160
Depreciation and amortization	71	64	111	127
Expenses of Consolidated Funds	30	29	73	48
Total Expenses	9,589	11,042	20,765	23,341
Other income (loss)
Net gain (loss) on investments	39	55	114	37
Other income (expense)	32	87	16	692
Net gain (loss) of Consolidated Funds’ investments	1,607	2,176	2,714	3,693
Net gain (loss) on beneficial interest of collateralized financing entity	909	—	1,498	—
Total Other Income (Loss)	2,587	2,318	4,342	4,422
Income (loss) before income taxes	435	(4,931)	(4,995)	(11,325)
Income tax (benefit) expense	5	4	10	9
Consolidated net income (loss), net of tax	430	(4,935)	(5,005)	(11,334)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9	(147)	39	(201)
Total Comprehensive Income (Loss)	$439	$(5,082)	$(4,966)	$(11,535)

Allocation of Consolidated Net Income (Loss), net of tax
Non-controlling interests in Consolidated Funds	$1,397	$1,052	$2,207	$1,786
Stockholders’ equity, ZAIS Group Holdings, Inc.	(652)	(4,076)	(4,814)	(8,910)
Non-controlling interests in ZAIS Group Parent, LLC	(315)	(1,911)	(2,398)	(4,210)
Total Allocation of Consolidated Net Income (Loss), net of tax	$430	$(4,935)	$(5,005)	$(11,334)

Allocation of Total Comprehensive Income (Loss)
Non-controlling interests in Consolidated Funds	$1,397	$1,052	$2,207	$1,786
Stockholders’ equity, ZAIS Group Holdings, Inc.	(646)	(4,174)	(4, 788)	(9,044)
Non-controlling interests in ZAIS Group Parent, LLC	(312)	(1,960)	(2,385)	(4,277)
Total Allocation of Total Comprehensive Income (Loss)	$439	$(5,082)	$(4,966)	$(11,535)

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.05)	$(0.29)	$(0.34)	$(0.64)
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.05)	$(0.29)	$(0.34)	$(0.64)

Weighted average shares of Class A common stock outstanding:
Basic	14,473,642	13,892,016	14,231,320	13,881,466
Diluted	21,473,642	20,892,016	21,231,320	20,881,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity and Non-controlling Interests (Unaudited)
(Dollars in thousands except share amounts)

Six Months Ended June 30, 2017	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2016	13,900,917	$1	20,000,000	$-	$63,413	$(18,965)	$(70)	$22,258	$23,328	$89,965
Settlement of RSU awards	579,865	-	-	-	447	-	-	(447)	-	-
Payment of employee taxes in connection with net settlement of RSUs					(801)			-		(801)
Modification of equity awards to liability awards	-	-	-	-	(17)	-	-	(9)	-	(26)
Capital contributions	-	-	-	-	-	-	-	-	5,880	5,880
Equity-based compensation charges	-	-	-	-	1,168	-	-	-	-	1,168
Consolidated net income (loss)	-	-	-	-	-	(4,814)	-	(2,398)	2,207	(5,005)
Other comprehensive income (loss)	-	-	-	-	-	-	26	13	-	39
June 30, 2017	14,480,782	$1	20,000,000	$-	$64,210	$(23,779)	$(44)	$19,417	$31,415	$91,220

Six Months Ended June 30, 2016	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2015	13,870,917	$1	20,000,000	$-	$60,817	$(13,805)	$158	$23,716	$14,916	$85,803

Settlement of RSU awards	30,000	-	-	-	30	-	-	(30)	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,907	4,907
Capital distributions	-	-	-	-	-	-	-	(284)	-	(284)
Equity-based compensation charges	-	-	-	-	1,118	-	-	564	-	1,682
Consolidated net income (loss)	-	-	-	-	-	(8,910)	-	(4,210)	1,786	(11,334)
Other comprehensive income (loss)	-	-	-	-	-	-	(134)	(67)	-	(201)
June 30, 2016	13,900,917	$1	20,000,000	$-	$61,965	$(22,715)	$24	$19,689	$21,609	$80,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016

Cash Flows from Operating Activities
Consolidated net income (loss)	$(5,005)	$(11,334)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	111	127
Net (gain) loss on investments	(114)	(37)
Non-cash stock-based compensation	1,168	1,682
Interest expense on notes payable	—	4
Operating cash flows due to changes in:
Income and fees receivable	6,936	874
Due from related parties	(367)	(634)
Prepaid expenses	(1,001)	(1,170)
Other assets	(27)	(1)
Compensation payable	(3,269)	728
Due to related parties	—	(33)
Fees payable	(2,439)	(754)
Other liabilities	19	(748)
Proceeds from investments in affiliates	90	—
Items related to Consolidated Funds:
Purchases of investments and investments in affiliated securities	(295,989)	(10,000)
Change in unrealized (gain) loss on investments	—	(3,693)
Proceeds from sale of investments	201,635	—
Proceeds from sale of beneficial interest of collateralized financing entity	54,262	—
Net (gain) loss on investments	(4,130)	—
Net gain (loss) on beneficial interest of collateralized financing entity	1,499	—
Change in cash and cash equivalents	23,665	33
Change in other assets	223	—
Change in due from broker	4,343	—
Change in due to broker	(2,488)	—
Change in other liabilities	437	—
Net Cash Provided by (Used in) Operating Activities	(20,441)	(24,956)

Cash Flows from Investing Activities
Purchases of fixed assets	(152)	(17)
Distributions from investments in affiliates	—	87
Purchases of investments in affiliates	(5,000)	—
Purchases of investments, at fair value	—	(11)
Proceeds from sales of investments, at fair value	—	8,174
Net Cash Provided by (Used in) Investing Activities	(5,152)	8,233

Cash Flows from Financing Activities
Contributions from non-controlling interests in Consolidated Funds	5,880	4,907
Payment of employee taxes in connection with net settlement of RSUs	(801)	—
Repayment of notes payable	(1,263)	—
Distributions to non-controlling interests in ZGP	—	(284)
Net Cash Provided by (Used in) Financing Activities	3,816	4,623

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	35	(187)
Net increase (decrease) in cash and cash equivalents	(21,742)	(12,287)
Cash and cash equivalents, beginning of period	38,712	44,351
Cash and cash equivalents, end of period	$16,970	$32,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1. Organization

ZAIS Group Holdings, Inc. (“ZAIS”, and collectively with its consolidated subsidiaries, as the context may require, the “Company”) is a holding company conducting substantially all of its operations through ZAIS Group, LLC (“ZAIS Group”), an investment advisory and asset management firm focused on specialized credit which commenced operations in July 1997 and is headquartered in Red Bank, New Jersey. ZAIS Group also maintains an office in London. ZAIS Group is a wholly-owned consolidated subsidiary of ZAIS Group Parent, LLC (“ZGP”), a majority-owned consolidated subsidiary of ZAIS. ZAIS is the managing member of ZGP.

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

On February 15, 2017, the Board of Directors of the Company (the “Board of Directors”) established a Special Committee of independent and disinterested directors to consider any proposals by management or third parties for strategic transactions. The Board of Directors has been undertaking a strategic review of the Company’s business in order to enhance shareholder value, and has engaged a financial advisor for this purpose. Various alternatives have been and are being considered, including a possible sale or combination or other similar transaction, or a going private transaction which would result in the termination of the registration of ZAIS Class A common stock (“Class A Common Stock”) so as to cease periodic and other public company compliance and reporting. The Company has received from and provided to potential counterparties certain due diligence information. In addition, the Company’s management and financial advisor have held and expect to continue to hold preliminary discussions with potential counterparties and participants. There is no assurance that any of the preliminary discussions which have taken place or may in the future take place will result in any transaction or that any of the strategic alternatives under consideration will be implemented. The Company does not intend to provide periodic public updates on any of these matters except as required by law or regulation

The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as CLOs, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group had the following assets under management (“AUM”):

Reporting Period	Approximately (in billions)
As of June 30, 2017 (1)	$3.752
As of December 31, 2016	$3.444

(1) On April 19, 2017, the ZAIS Opportunity Fund, Ltd. received a redemption request for a redemption of approximately $68.3 million (value date of June 30, 2017) from a European investor impacted by regulatory constraints. This redemption is expected to be effectuated on August 31, 2017. The AUM amount presented has not been reduced for this redemption request.

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

Additionally, a significant source of the Company’s revenues and other income is derived from income of Consolidated Funds, net gains of Consolidated Funds’ investments and net gains on beneficial interests in collateralized financing entities which invest in bank loans. A portion of income of Consolidated Funds and net gains of Consolidated Funds’ investments are allocated to non-controlling interests in Consolidated Funds.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, interim, consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") as contained within the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been condensed or omitted from the unaudited interim condensed consolidated financial statements according to the SEC rules and regulations. The information and disclosures contained in these unaudited interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. Certain comparative amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Segment Reporting

The Company currently is comprised of one reportable segment, the investment management segment, and substantially all of the Company’s operations are conducted through this segment. The investment management segment provides investment advisory and asset management services to the ZAIS Managed Entities.

 Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates used in preparing the consolidated financial statements are reasonable and prudent, actual results may ultimately materially differ from those estimates.

Principles of Consolidation

The consolidated financial statements included herein are the financial statements of ZAIS, its subsidiaries and the Consolidated Funds. All intercompany balances and transactions are eliminated in consolidation, including ZAIS’s investment in ZGP and ZGP’s investment in ZAIS Group. The Company's fiscal year ends on December 31.

The consolidated financial statements include non-controlling interests in ZGP which is comprised of Class A Units of ZGP (“Class A Units”) held by Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties (collectively, the “ZGP Founder Members”).

The Company’s consolidated financial statements also include variable interest entities for which ZAIS Group is considered the primary beneficiary, and certain entities that are considered voting interest entities in which ZAIS Group has a controlling financial interest.

The Consolidated Funds include the following entities for the reporting periods presented:

	As of		Three Months Ended June 30,		Six Months Ended June 30,
Entity	June 30, 2017	December 31, 2016	2017	2016	2017	2016

ZAIS Zephyr A-6, LP (“Zephyr A-6”)	✓	✓	✓	✓	✓	✓

ZAIS CLO 5, Limited (“ZAIS CLO 5”)	✓	✓	✓	—	✓	—

The Consolidated Funds, except for consolidated CLOs, are deemed to be investment companies under U.S. GAAP, and therefore, the Company has retained the specialized investment company accounting of these consolidated entities in its consolidated financial statements. The economic interests which are held by third-party investors are reflected as non-controlling interests in Consolidated Funds.

 The Company has elected the fair value option for the assets and liabilities held by the Consolidated Funds that otherwise would not have been carried at fair value. See Notes 4 and 5 for further disclosure on the assets and liabilities of the Consolidated Funds for which the fair value option has been elected.

For consolidated CLOs, the Company uses the measurement alternative included in the collateralized financing entity guidance (the “Measurement Alternative”). The Company measures both the financial assets and financial liabilities of the consolidated CLO in its consolidated financial statements using the fair value of the financial assets of the consolidated CLO, which are more observable than the fair value of the financial liabilities of the consolidated CLO. As a result, the financial assets of the consolidated CLO are measured at fair value and the financial liabilities are measured in consolidation as: the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLO less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the Measurement Alternative, the Company’s consolidated net income reflects the Company’s own economic interests in the consolidated CLO including changes in the (i) fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services. Such changes are presented in Net gain (loss) on beneficial interest of collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

The majority of the economic interests in the CLOs are held by outside parties, and are reported as notes payable of consolidated CLOs in the consolidated financial statements. The notes payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, ZAIS Group may earn investment management fees, including, in some cases, subordinated management fees and contingent incentive fees. All of the management fee income, incentive income and Net gain (loss) on investments earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation.

Reimbursement Revenue

ZAIS Group may pay research and data services expenses relating to the management of the ZAIS Managed Entities directly to vendors and may allocate a portion of these costs to the respective ZAIS Managed Entities per the terms of the related agreements (the “Research Costs”). These amounts may be reimbursable by the respective ZAIS Managed Entities and are recorded as Reimbursement revenue in the Consolidated Statements of Comprehensive Income (Loss) to the extent the Company is the primary obligor for such expenses and if the costs are charged back to the respective funds. The amounts for the three and six months ended June 30, 2016 were not material and therefore were not separately reported in the Consolidated Statements of Comprehensive Income (Loss).

Income of Consolidated Funds

Income of Consolidated Funds reflects the interest income recognized by Zephyr A-6 related to its investments in unconsolidated CLOs. Any discounts and premiums on fixed income securities purchased are accreted or amortized into income or expense using the effective interest rate method over the lives of such securities. The effective interest rates are calculated using projected cash flows including the impact of paydowns on each of the aforementioned securities.

Non-Controlling Interests

The non-controlling interests within the Consolidated Statements of Financial Condition may be comprised of (i) redeemable non-controlling interests reported outside of the permanent capital section when investors have the right to redeem their interests from a Consolidated Fund or ZAIS Group, (ii) equity attributable to non-controlling interests in Consolidated Funds (excluding CLOs) reported inside the permanent capital section when the investors do not have the right to redeem their interests and (iii) equity attributable to non-controlling interests in ZGP inside the permanent capital section, if applicable.

The Company records non-controlling interests in the Consolidated Funds (excluding CLOs) to reflect the economic interests in those funds held by investors other than interests attributable to ZAIS Group. Income allocated to non-controlling interests in ZGP includes the portion of management fee income received from ZFC REIT that was payable to holders of Class B interests in ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned subsidiary of ZAIS Group which was the external adviser to ZFC REIT prior to October 31, 2016 (see Note 6 – “Management Fee Income and Incentive Income”).

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments, among other things, (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this new standard. The adoption of ASU 2016-01 is not expected to have a material effect on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The adoption of ASU 2016-15 is not expected to have a material effect on the Company's consolidated financial statements.

In December 2016 the FASB issued ASU 2016-19, Technical Corrections and Improvements. As part of this guidance, ASU 2016-19 amends FASB ASC 820 to clarify the difference between a valuation approach and a valuation technique. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. ASU 2016-19 is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has adopted ASU 2016-19 on its consolidated financial statements and disclosures. The adoption of ASU 2016-19 has not had a material impact on its consolidated financial statements.

3. Investments in Affiliates

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of August 14, 2017.

In June 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which carries first loss risk. ZAIS Group funded its entire $5.0 million commitment on June 29, 2017.

At June 30, 2017 and December 31, 2016, the Company held investments in six and five unconsolidated ZAIS Managed Entities (excluding an investment in a ZAIS Managed Entity for which no capital has been called as of August 14, 2017), respectively.

The Company applied the Fair Value Option to its investments in the ZAIS Managed Entities that are not consolidated. The Company believes that reporting the fair value of these investments is more indicative of the Company’s financial position than historical cost.

The fair value of these investments was as follows:

June 30, 2017	December 31, 2016
(Dollars in thousands)

$10,288	$5,273

The Company recorded a change in unrealized gain (loss) associated with the investments still held at the end of each respective period as follows:

Three Months Ended		Six Months Ended
June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Dollars in thousands)

$2	$25	$15	$(22)

Such amounts are included in Net gain (loss) on investments in the Consolidated Statements of Comprehensive Income (Loss).

At June 30, 2017 and December 31, 2016, no equity investment, individually or in the aggregate, held by the Company exceeded 20% of its total consolidated assets. Additionally, the Company did not have any income related to these investments, individually or in the aggregate, which exceeded 20% of its total Consolidated net income net of tax for the six months ended June 30, 2017 or June 30, 2016. As such, the Company did not present separate or summarized financial statements for any of its investees.

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

The Company has established a valuation process that applies for all levels of investments in the valuation hierarchy to ensure that the valuation techniques are consistent and verifiable. The valuation process includes discussions between the valuation team, portfolio management team and the valuation committee (the “Valuation Committee”). The Valuation Committee consists of senior members of ZAIS Group and is chaired by the Chief Financial Officer of ZAIS Group. The Valuation Committee meets to review and approve the results of the valuation process which are used in connection with the preparation of quarterly and annual financial statements. The Valuation Committee is responsible for oversight and review of the written valuation policies and procedures and ensuring that they are applied consistently.

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

The following is a description of the valuation techniques used to measure fair value:

Investments in Bank Loans

The Company uses a nationally recognized pricing source to provide pricing for the bank loans held by the Consolidated Funds.

Investments in CLOs

ZAIS determined the fair value of the investments in CLOs generally with input from a third party pricing source. ZAIS verifies that the quotes received from the valuation source are reflective of fair value as defined in U.S. GAAP, generally by comparing trading activity for similar asset classes, pricing research provided by banks and brokers, indicative broker quotes and results from an external cash flows analytics tool.

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

The valuation of the Company’s investments in unconsolidated ZAIS Managed Entities represents the amount the Company would receive at June 30, 2017 and December 31, 2016, respectively, if it were to liquidate its investments in these entities. ZAIS Group has the ability to liquidate its investments according to the provisions of the respective entities’ operative agreements.

Notes payable of Consolidated CLO

The fair value of notes payable of Consolidated CLO is determined by applying the Measurement Alternative.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels or based on net asset values, as applicable:

	June 30, 2017
	(Dollars in thousands)

	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$16,103	$—	$—	$—	$16,103

Investments in affiliates, at fair value	—	—	—	10,288	10,288

Assets of Consolidated Funds
Investments, at fair value:
Bank loans	—	—	396,408	—	396,408
CLOs:
Senior notes	—	—	18,998	—	18,998
Mezzanine notes	—	—	3,950	—	3,950
Subordinated notes	—	—	2,346	—	2,346
Warehouse	—	—	25,005	—	25,005
Total – investments, at fair value	—	—	446,707	—	446,707
Total assets, at fair value	$16,103	$—	$446,707	$10,288	$473,098

Liabilities, at fair value:
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO, at fair value	—	—	384,519	—	384,519
Total liabilities, at fair value	$—	$—	$384,519	$—	$384,519

	December 31, 2016
	(Dollars in thousands)

	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$36,971	$—	$—	$—	$36,971

Investments in affiliates, at fair value	—	—	—	5,273	5,273
Assets of Consolidated Funds
Investments, at fair value:
Bank loans	—	—	389,329	—	389,329
CLOs:
Warehouse	—	—	15,036	—	15,036
Total – investments, at fair value	—	—	404,365	—	404,365
Total assets, at fair value	$36,971	$—	$404,365	$5,273	$446,609

Liabilities, at fair value:
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO, at fair value	—	—	384,901	—	384,901
Total liabilities, at fair value	$—	$—	$384,901	$—	$384,901

The following tables summarize the changes in the Company’s Level 3 assets:

	Six Months Ended June 30, 2017
	(Dollars in thousands)
	Beginning Balance January 1, 2017	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Amortization of Discounts/ Premiums	Transfers to (from) Level 3	Ending Balance June 30, 2017	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at June 30, 2017
Assets:
Bank loans	$389,329	$211,967	$(201,635)	$(3,939)	$686	$—	$396,408	$(2,655)
CLOs:
Senior notes	—	19,000	—	(106)	104	—	18,998	(106)
Mezzanine notes	—	3,950	—	(44)	44	—	3,950	(44)
Subordinated notes	—	6,072	(3,872)	113	33	—	2,346	(111)
Warehouse	15,036	55,000	(45,000)	(31)	—	—	25,005	(5)
Total investments, at fair value	$404,365	$295,989	$(250,507)	$(4,007)	$867	$—	$446,707	$(2,921)

Liabilities:
Notes payable of Consolidated CLO, at fair value	$384,901	$—	$—	$(382)	$	$—	$384,519	$(382)
Total liabilities, at fair value	$384,901	$—	$—	$(382)	$	$—	$384,519	$(382)

	Six Months Ended June 30, 2016
	( Dollars in thousands )
	Beginning Balance January 1, 2016	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance June 30, 2016	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at June 30, 2016
CLOs:
Warehouse	$30,509	$10,000	$—	$3,692	$—	$44,201	$3,692
Total investments, at fair value	$30,509	$10,000	$—	$3,692	$—	$44,201	$3,692

The Company’s policy is to record transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period. There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2017 or June 30, 2016.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds:

Investment Type	Fair Value at June 30, 2017	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Funds:
Bank loans	$396,408	Third party pricing source	Not applicable	Not applicable	—	—	—
CLOs:
Senior notes	18,998	Third party pricing source	Not applicable	Not applicable	—	—	—
Mezzanine notes	3,950	Third party pricing source	Not applicable	Not applicable	—	—	—
Subordinated notes	2,346	Third party pricing source	Not applicable	Not applicable	—	—	—
Warehouse	25,005	Cost plus excess spread	Excess spread	0.02%	—	—	—
Total – Investments, at fair value	$446,707

Liabilities of Consolidated Funds:
Notes payable of Consolidated CLO, at fair value	$384,519	Measurement Alternative	Not applicable	Not applicable	—	—	—
Total – Notes payable of Consolidated CLO, at fair value	$384,519

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Funds:
Bank loans	$389,329	Third party valuation source	Not applicable	Not applicable	—	—	—
CLOs:
Warehouse	15,036	Cost plus excess spread	Excess spread	0.2%	—	—	—
Total – Investments, at fair value	$404,365

Liabilities of Consolidated Funds:
Notes payable of Consolidated CLO, at fair value	$384,901	Measurement Alternative	Not applicable	Not applicable	—	—	—
Total – Notes payable of Consolidated CLO, at fair value	$384,901

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

ZAIS Group owns 51% of a majority-owned affiliate, Zephyr A-6, which was formed to invest in collateralized loan obligation vehicles, including during the related warehouse period of such vehicles. The Company has determined that ZAIS Group is the primary beneficiary of Zephyr A-6 and therefore has consolidated Zephyr A-6 in its consolidated financial statements at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and June 30, 2016. ZAIS Group is the primary beneficiary since it is deemed to have (i) the power to direct activities of the entity that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

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

Zephyr A-6’s initial investment in ZAIS CLO 5 was $20.3 million ($20.5 million par), which represented approximately a 2.1% economic interest in the senior and mezzanine notes and approximately 31.8% economic interest in the subordinated notes. The Company determined that it is the primary beneficiary of ZAIS CLO 5 based on (i) its ability to impact the activities which most significantly impact ZAIS CLO 5’s economic performance as collateral manger and (ii) Zephyr A-6’s significant investment in the subordinated notes of ZAIS CLO 5. Therefore, the Company consolidated ZAIS CLO 5 in its financial statements at June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017.

In February 2017 Zephyr A-6 sold its interest in the Class A-1 tranche of ZAIS CLO 5 for a sales price of approximately $5.4 million and recognized a loss of approximately $81,000. Such amount is included in Net gain (loss) on beneficial interest of collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

Zephyr A-6 had an investment of $12.7 million and $19.5 million in ZAIS CLO 5, at fair value, at June 30, 2017 and December 31, 2016, respectively. These investments represent approximately a 0.6% economic interest in the senior and mezzanine notes and a 31.8% economic interest in the subordinated notes of ZAIS CLO 5 at June 30, 2017. These investments represent approximately a 2.1% economic interest in the senior and mezzanine notes and a 31.8% economic interest in the subordinated notes of ZAIS CLO 5 at December 31, 2016.

ZAIS CLO 5 was in the warehouse phase during the three and six months ended June 30, 2016 and continued to finance the majority of its loan purchases using its warehouse facility (the “ZAIS CLO 5 Warehouse Period”). The Company was not required to consolidate ZAIS CLO 5 during the ZAIS CLO 5 Warehouse Period.

ZAIS CLO 6, Limited (“ZAIS CLO 6”)

ZAIS CLO 6, which priced on May 3, 2017 and closed on June 1, 2017 (the “ZAIS CLO 6 Closing Date”), invests primarily in first lien senior secured bank loans and had a total capitalization of $512.0 million on the ZAIS CLO 6 Closing Date, which consisted of senior and mezzanine notes with an aggregate par amount of $460.0 million and subordinated notes of $52.0 million. The CLO matures in July 2029. In connection with the closing, Zephyr A-6 recognized a dividend of $2.7 million which represents gains that were realized under the terms of the CLO Warehouse agreement. Zephyr A-6’s initial investment of $29.0 million in ZAIS CLO 6 represented approximately a 5.0% economic interest in the senior and mezzanine note tranches and approximately a 13.5% economic interest in the equity tranche.

In May 2017 Zephyr A-6 sold a portion of its interest in the subordinated notes of ZAIS CLO 6 for a sales price of approximately $3.9 million and recognized a gain of approximately $223,500. Such amount is included in Net gain (loss) on beneficial interest of collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

Zephyr A-6’s investment in ZAIS CLO 6 was $25.3 million at fair value, at June 30, 2017 ($25.6 million par), which represented approximately a 5.0% economic interest in the senior, mezzanine and subordinated notes based on notional value. The Company determined that it is not the primary beneficiary of ZAIS CLO 6 based on Zephyr A-6’s minimal investment in the subordinated notes of ZAIS CLO 6. Therefore, the Company was not required to consolidate ZAIS CLO 6 in its financial statements at June 30, 2017 or for the three and six months ended June 30, 2017.

ZAIS CLO 6 was in the warehouse phase from its inception date through the ZAIS CLO 6 Closing Date (the “ZAIS CLO 6 Warehouse Period”). During this time ZAIS CLO 6 continued to finance the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 6 during the ZAIS CLO 6 Warehouse Period.

ZAIS CLO 7, Limited (“ZAIS CLO 7”)

ZAIS CLO 7 was formed in June 2017 and is in the warehouse phase at June 30, 2017. During the warehouse phase, ZAIS CLO 7 continues to finance the majority of its loan purchases using its warehouse facility (the “ZAIS CLO 7 Warehouse Period”).

Zephyr A-6 had an investment of $25.0 million in ZAIS CLO 7, at fair value, at June 30, 2017.

The Company was not required to consolidate ZAIS CLO 7 during the ZAIS CLO 7 Warehouse Period.

Net gain (loss) of Consolidated Funds’ Investments

Net gain (loss) related to Zephyr A-6’s investments in ZAIS CLO 5, ZAIS CLO 6 and ZAIS CLO 7 for the period which the investments were not consolidated by the Company includes the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
ZAIS CLO 5:
Change in unrealized gain or loss	$—	$2,176	$—	$3,693

ZAIS CLO 6:
Change in unrealized gain or loss	(1,370)	—	(263)	—
Realized gains	2,972	—	2,972	—
Total – ZAIS CLO 6	1,602	—	2,709	—

ZAIS CLO 7:
Change in unrealized gain or loss	5	—	5	—

Total – Net gain (loss) of Consolidated Funds’ investments	$1,607	$2,176	$2,714	$3,693

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

For CLOs in which the Company has no economic interests other than its fee arrangement, the Company has determined that the fee it receives from the CLOs does not represent a variable interest because ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms that do not represent variable interests. The Company considered investments its related parties have in the CLOs when determining if ZAIS Group’s fee represented a variable interest. The Company will continue to assess its investments in the CLOs to determine whether or not the Company is required to consolidate the CLOs in its financial statements.

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

VIEs

 Consolidated VIEs

At June 30, 2017 and December 31, 2016 the Consolidated Funds consist of Zephyr A-6 and ZAIS CLO 5. Both entities are VIEs.

The assets and liabilities of the consolidated VIEs are presented on a gross basis prior to eliminations in the tables in Note 16 – “Supplemental Financial Information” under the columns titled “Consolidated Funds.”

The assets presented belong to the investors in Zephyr A-6 and ZAIS CLO 5, are available for use only by the entity to which they belong and are not available for use by the Company. The Consolidated Funds have no recourse to the general credit of ZAIS Group with respect to any liability.

Unconsolidated VIEs

At June 30, 2017 and December 31, 2016, the Company’s unconsolidated VIEs consisted of the Company’s investments in certain ZAIS Managed Entities as well as the Consolidated Fund’s investments in certain collateralized financing entities.

The carrying amounts of the unconsolidated VIEs are as follows:

Investment In	Financial Statement Line Item	June 30, 2017	December 31, 2016
		(Dollars in thousands)
Certain ZAIS Managed Entities	Investment in affiliates, at fair value	$288	$273
CLOs	Assets of Consolidated Funds – Investments at fair value	25,294	—
CLO Warehouses	Assets of Consolidated Funds – Investments at fair value	25,005	15,036
	Total	$50,587	$15,309

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

Zephyr A-6, one of the Consolidated Funds, contributed the following amounts to ZAIS CLO 5, ZAIS CLO 6 and ZAIS CLO 7 during the warehouse periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

ZAIS CLO 5	$—	$—	$—	$10,000
ZAIS CLO 6	—	—	30,000	—
ZAIS CLO 7	25,000	—	25,000	—
Total	$25,000	$—	$55,000	$10,000

Notes Payable of Consolidated CLO

Notes payable of ZAIS CLO 5, the consolidated CLO, are collateralized by the assets held by the ZAIS CLO 5. This collateral primarily consists of bank loans.

The fair value of the assets and liabilities of ZAIS CLO 5 and the eliminations for the Consolidated Fund’s investment in ZAIS CLO 5 are as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Cash and cash equivalents	$12,634	$23,987
Investments, at fair value	396,407	389,329
	409,041	413,316

Other assets (liabilities), net	(11,488)	(8,909)
Notes payable of consolidated CLO, at fair value	397,553	404,407
Elimination of Consolidated Funds’ investments in CLO	(13,034)	(19,506)
Notes payable of consolidated CLO, at fair value (net of eliminations)	$384,519	$384,901

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

 The tables below present information related to ZAIS CLO 5’s notes payable outstanding. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	June 30, 2017
	(Dollars in thousands)

	Unpaid Principal Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity (in Years)	Stated Maturity Dates
Senior and Mezzanine Secured Notes	$365,745	$357,507	3.35%	11.33	October 2028
Subordinated Notes	27,635	27,012	N/A	11.33	October 2028
Total	$393,380	$384,519

	December 31, 2016
	(Dollars in thousands)

	Unpaid Principal Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity (in Years)	Stated Maturity Dates
Senior and Mezzanine Secured Notes	$360,395	$357,489	2.97%	11.83	October 2028
Subordinated Notes	27,635	27,412	N/A	11.83	October 2028
Total	$388,030	$384,901

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

ZAIS Group manages certain ZAIS Managed Entities from which it may earn incentive income based on hedge fund-style and private equity-style fee arrangements. ZAIS Managed Entities with hedge fund-style fee arrangements are those that pay ZAIS Group, on an annual basis, an incentive fee/allocation based on a percentage of net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreements. Additionally, all ZAIS Managed Entities with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or a perpetual “high-water mark,” meaning that the relevant ZAIS Managed Entity will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. ZAIS Managed Entities with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return must be paid, as specified in each related ZAIS Managed Entity’s operative agreement, to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of cumulative profits, subject to the return of contributed capital, payment of subordinate management fees (if any) and a preferred inception to date return as specified in the respective CLOs’ collateral management agreements. The advisory agreement between ZAIS REIT Management and ZFC REIT did not provide for incentive fees.

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended June 30, 2017
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$2,745	$(329)	$2,416
CLOs	0.15% - 0.50%	1,273	—	1,273
Total		$4,018	$(329)	$3,689

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$2,784	$—	$2,784
CLOs	20%	100	—	100
Total		$2,884	$—	$2,884

		Three Months Ended June 30, 2016
		(Dollars in thousands)
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$2,373	$—	$2,373
CLOs	0.15% - 0.50%	425	—	425
ZFC REIT(3)	1.50%	773	—	773
Total		$3,571	$—	$3,571

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$143	$—	$143
CLOs	20%	—	—	—
Total		$143	$—	$143

		Six Months Ended June 30, 2017
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$5,358	$(329)	$5,029
CLOs	0.15% - 0.50%	1,767	—	1,767
Total		$7,125	$(329)	$6,796

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$3,071	$—	$3,071
CLOs	20%	110	—	110
Total		$3,181	$—	$3,181

		Six Months Ended June 30, 2016
		(Dollars in thousands)
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$4,769	$—	$4,769
CLOs	0.15% - 0.50%	830	—	830
ZFC REIT(3)	1.50%	1,541	—	1,541
Total		$7,140	$—	$7,140
Incentive Income (1) (2)
Funds and accounts	10% - 20%	$295	$—	$295
CLOs	20%	—	—	—
Total		$295	$—	$295

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fees rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	On October 31, 2016, the management agreement with ZFC REIT was terminated pursuant to the Termination Agreement.

The Company may give credits for management fee income and/or incentive income to investors which invest in ZAIS Managed Entities that invest in other ZAIS Managed Entities where fees are also charged. The Company recorded all credits relating to management fee income and incentive income as Fees payable in the Consolidated Statements of Financial Condition and a reduction of either Management fee income or Incentive income in the Consolidated Statements of Comprehensive Income (Loss). The management fee income and incentive income amounts above are net of the following credits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Management fee income credit	$63	$50	$126	$104
Incentive income credit	—	—	—	—
Total	$63	$50	$126	$104

Zephyr A-6 invests in certain CLOs managed by ZAIS. ZAIS earns fees from these CLOs. Any Senior Fee in excess of 0.15%, the Subordinate Fee and the Incentive Fee (collectively, the “Rebated Fees”) paid to the Company by these CLOs are subsequently paid to Zephyr A-6 by the Company and allocated among the limited partners of Zephyr A-6 pro rata based on their percentage interests in Zephyr A-6. As a result of its interest in Zephyr A-6, ZAIS is allocated a substantial portion of the Rebated Fees. The fee rebate income and related expense are eliminated in consolidation. The amounts allocable to the non-ZAIS partner of Zephyr A-6 are included in Non-controlling interest in Consolidated Funds in the Consolidated Statements of Comprehensive Income (Loss).

The following table presents the gross amount of the rebated fees prior to eliminations due to the consolidation of Zephyr A-6 and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

	Three and Six Months Ended June 30, 2017
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Rebated Fees	$290	$(290)	$—
Total	$290	$(290)	$—

Management fee income and incentive income which was accrued, but not received is as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)

Management fee income	$1,278	$1,284
Incentive income	591	7,521
Total	$1,869	$8,805

Such amounts are included in Income and fees receivable in the Consolidated Statements of Financial Condition.

The Company did not recognize any bad debt expense for the three and six months ended June 30, 2017 or June 30, 2016. The Company believes all income and fees receivable balances are fully collectible.

7. Notes Payable

On March 17, 2015, in conjunction with the contribution of cash by HF2 Financial Management, Inc. to ZGP in exchange for newly issued Class A Units, representing a majority financial interest in ZGP (the “Business Combination”), ZAIS issued two promissory notes with an aggregate principal balance of $1.25 million to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrued interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service (“AFR”) until the principal amount of, and all accrued interest on, the notes were paid in full. The notes matured on March 17, 2017 at which time the principal balance and accrued interest was paid in full. The notes were issued in lieu of paying certain underwriting costs at the closing of the Business Combination and, accordingly, treated as a direct cost attributable to the Business Combination and capitalized to equity.

The carrying amount of the Company’s notes payable approximates their fair value at December 31, 2016.

Total interest expense is included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) and was as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(Dollars in thousands)

$—	$2	$3	$4

8. Compensation

The following table presents a detailed breakout of the Company’s compensation expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Salaries	$2,293	$2,593	$4,629	$5,873
Bonus	2,966	3,502	6,143	7,400
Severance	—	119	72	762
Equity-Based Compensation	56	1,339	1,168	1,682
Payroll taxes and benefits	294	443	1,021	1,286
Commissions	—	3	—	3
Total	$5,609	$7,999	$13,033	$17,006

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

During the period from January 1, 2017 through June 30, 2017, the Company paid approximately $9.0 million related to year-end Bonus Awards issued in 2016, Bonus Awards that vested through February of 2017 pursuant to the Bonus Agreements related to a prior year and Guarantees that vested through February 2017 pursuant to Guarantee Agreements related to a prior year and the current year. A portion of these amounts had been accrued at December 31, 2016.

On May 9, 2017, the Board of Directors approved an amendment to the Compensation Committee’s charter to better enable the Company to retain its employees and to attract additional employees. The amendment removed the prior compensation guidelines set forth in the charter that by its terms applied to compensation paid through 2019. These compensation guidelines had provided that, subject to modification or waiver by the Compensation Committee, the Company’s total compensation expense on a consolidated basis calculated in accordance with U.S. GAAP for all cash and non-cash compensation paid to employees of the Company and its operating subsidiaries and affiliates for any given year would not exceed a certain percentage of the Company’s consolidated revenue for such year calculated in accordance with U.S. GAAP.

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

There were no amounts payable under the Retention Payment Plan at June 30, 2017 or December 31, 2016.

Other

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

Points

ZAIS Group had entered into agreements with certain of its employees whereby certain current and former employees were granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities (referred to as “Points Agreements”). There are currently outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements. The Company did not incur any compensation expense relating to the Points Agreements for the three or six months ended June 30, 2017 or June 30, 2016.

Severance

On March 8, 2016, the Company commenced a reduction in force which resulted in a decrease of 23 employees of ZAIS Group. The Company had incurred total severance charges of approximately $762,000 related to this reduction in force which was recognized and paid during the year ended December 31, 2016.

Equity-Based Compensation

Class B-0 Units

ZGP authorized 1,600,000 Class B-0 Units eligible to be granted to certain employees of ZAIS Group. The Class B-0 Units were subject to a two year cliff-vesting provision, whereby all Class B-0 Units granted to an employee would be forfeited if the employee resigned or was terminated prior to March 17, 2017. Subsequent to this date, an employee would only forfeit vested Class B-0 Units if the employee was terminated for cause. Until the time that such Class B Units became vested, the Class B-0 Units were not entitled to any distributions from ZGP (and thus would not participate in, or be allocated any, income or loss) or other material rights. Upon vesting, the Class B-0 Units would have had the same rights as Class A Units and were exchangeable on a one for one basis for shares of Class A Common Stock or cash (or a combination of shares and cash), at the Company’s election, subject certain restrictions. This compensation expense was amortized equally over the two-year vesting period and was cumulatively adjusted for changes in estimated forfeitures at each reporting date.

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

All holders of Class B-0 Units decided to accept the Proposal to receive either RSUs or the Cash Amount. Upon the expiration of the offer period, the holders’ Class B-0 Units were cancelled. For those holders of Class B-0 Units who elected to receive RSUs, ZAIS granted the RSUs under the ZAIS 2015 Stock Incentive Plan (the “2015 Stock Plan”). The RSUs vested on March 17, 2017, the same date that the Class B-0 Units were scheduled to vest. The RSUs entitled the holders to receive ZAIS Class A Common Stock, which was issued, subject to applicable wage withholding requirements, immediately upon the vesting of the RSUs. In consideration of the issuance of such stock by ZAIS to the employees of ZGP’s subsidiary, ZAIS Group, ZGP issued a number of Class A Units to ZAIS equal to the number of shares of stock that were issued to the holders of RSUs. If the B-0 Unit holder elected to receive the Cash Amount, provided the holder remained employed by ZAIS Group or its subsidiaries through the date of vesting, the Cash Amount was paid by ZAIS Group to the holder, subject to applicable wage withholding requirements, on March 22, 2017. See disclosures below for additional information relating to the issuance of the RSUs in exchange for the cancellation of the B-0 Units.

The number of Class B-0 Units cancelled and Election Consideration provided as a result of the Proposal is as follows:

Total number of Class B-0 Units cancelled in substitution for:
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

	Three Months Ended June 30,
	2017		2016
	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period	—	$—	1,288,778	$9.40

Forfeited	—	—	(156,565)	9.70
Balance at end of period	—	$—	1,132,213	$9.36

	Six Months Ended June 30,
	2017		2016
	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period	—	$—	1,337,486	$9.67

Granted	—	—	100,000	6.34
Forfeited	—	—	(305,273)	9.70
Balance at end of period	—	$—	1,132,213	$9.36

The Company incurred compensation expense relating to the Class B-0 Units (including Class B-0 Units cancelled in consideration for the receipt of RSUs or cash) as follows:

Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		(Dollars in thousands)
2017	2016	2017	2016

$—	$1,296	$1,059	$1,566

The estimated forfeiture rates of Class B-0 Units, including those cancelled in exchange for Class A Common Stock, were as follows:

Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)		(Dollars in thousands)
2017	2016	2017	2016

—%	29.6%	—%	29.6%

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

On April 21, 2016, the Company issued 30,942 RSUs to the Company’s non-employee directors with a grant date fair value of $3.22 per share. The RSUs vested on April 21, 2017.

On November 1, 2016, the Company issued 74,331 RSUs to the Company’s non-employee directors with a grant date fair value of $1.73 per share. The RSUs are scheduled to vest on November 1, 2017.

On May 9, 2017, the Company issued 63,219 RSUs to the Company’s non-employee directors with a grant date fair value of $2.19 per share. The RSUs are scheduled to vest on May 9, 2018.

Additionally, pursuant to the Proposal (see “Class B-0 Units” above), the Company issued 899,674 RSUs on December 30, 2016. The weighted average grant date fair value of these RSUs is equal to the fair value of the related B-0 Units at the time the units were issued.

On March 17, 2017, the 899,674 RSUs granted in connection with the Proposal vested. The fair value of the consideration was $2.1 million based on the closing stock price of the Company’s Class A Common Stock on March 17, 2017 and the gross amount of RSUs that vested. The Company issued 548,923 shares of its Class A Common Stock, on a net basis (to account for applicable wage withholding requirements), to the holders who elected to cancel their Class B-0 Units in substitution for RSUs. The applicable wage withholding requirement of approximately $0.8 million was recorded as a reduction of Additional paid-in-capital and Non-controlling interest in ZGP in the Consolidated Statements of Changes in Equity and Non-controlling Interests.

Additionally, ZAIS Group paid the Cash Amount of approximately $256,000 to the holders who elected the Cash Amount (subject to applicable wage withholding requirements) on March 22, 2017.

The following table presents the RSU activity for non-employees as well as employees that agreed to the cancellation of their Class B-0 Units:

	Three Months Ended June 30,
	2017		2016
	Number of RSUs	Weighted Average Grant Date Fair Value per Unit	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period:	105,273	$2.17	30,000	$9.85
Grants during period to:
Non-employee directors	63,219	2.19	30,942	3.22
Vested	(30,942)	3.22	(30,000)	9.85
Balance at end of period	137,550	$1.94	30,942	$3.22

	Six Months Ended June 30,
	2017		2016
	Number of RSUs	Weighted Average Grant Date Fair Value per Unit	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period:	1,004,947	$8.60	30,000	$9.85
Grants during period to:
Non-employee directors	63,219	2.19	30,942	3.22
Vested	(930,616)	9.13	(30,000)	9.85
Balance at end of period	137,550	$1.94	30,942	$3.22

The Company incurred compensation expense relating to the non-employee RSUs as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(Dollars in thousands)

$56	$43	$109	$116

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

The Company recorded an income tax (benefit) expense of $5,000 and $10,000 for the three months and six months ended June 30, 2017, respectively, related solely to foreign taxes payable to jurisdictions outside the U.S. related to Company’s foreign subsidiaries. The Company recorded income tax expense of $4,000 and $9,000 for the three and six months ended June 30, 2016, respectively, related solely to foreign taxes.

As a result of the variations each quarter in the relationship between pre-tax income and income tax expense, the Company utilizes the actual effective tax rate for each interim period being presented to calculate the tax (benefit) or expense. The following is a reconciliation of the U.S. statutory federal income tax to the Company’s effective tax:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Dollars in thousands)

Income tax (benefit) expense at the U.S. federal statutory income tax rate	$148	(1,676)	(1,698)	(3,850)

State and local income tax, net of federal benefit	(37)	(242)	(270)	(529)
Foreign tax	5	4	10	9
Effect of permanent differences	2	56	3	58
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	(475)	(358)	(750)	(607)
Income attributable to non-controlling interests in ZGP not subject to tax	107	649	814	1,430
Equity Compensation “Shortfall” DTA Adjustment	(16)		1,932
Valuation allowance	271	1,571	(31)	3,498
Total	5	4	10	9

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

For the three and six months ended June 30, 2017 and June 30, 2016, the net effective tax represents the taxes accrued related to the Company’s operations in jurisdictions outside the U.S. as a full valuation allowance has been established for the tax benefit related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations as well as Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. Additionally, for the three and six months ended June 30, 2017, the net effective tax is impacted due to a shortfall adjustment for equity compensation primarily related to the exchange of the Class B-0 Units discussed in Note 8 – “Compensation”.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years.

As of each of June 30, 2017 and December 31, 2016, the Company had total deferred tax assets (“DTA”) of approximately $7.0 million, related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations as well as Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. The Company has established a full valuation allowance on the DTA at June 30, 2017 and December 31, 2016.

As of June 30, 2017, the Company has estimated federal and state income tax net operating loss carryforwards of approximately $13.4 million which will expire as follows:

(Dollars in thousands)
2032	$1
2033	83
2034	122
2035	5,990
2036	1,640
2037	5,569
Total	$13,405

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of DTA. As of June 30, 2017, the Company has determined that the most recent management business forecasts do not support the realization of net DTA recorded for the Company. The Company has recorded a book loss for the three and six months ended June 30, 2017 excluding income attributable to Consolidated Funds, and it is anticipated that expenses will continue to exceed revenues in 2017. Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its DTA will be realized and the Company has continued to maintain full valuation allowance against the DTA at June 30, 2017. The Company has recorded a change in valuation allowance of approximately $271,000 and $(31,000) in the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017, respectively, and approximately $1.6 million and $3.5 million for the three and six months ended June 30, 2016 respectively. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the three and six months ended June 30, 2017 and June 30, 2016, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in Income tax (benefit) expense in the Consolidated Statements of Comprehensive Income (Loss).

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

ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CLOs and ZFC REIT) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees were approximately as follows:

June 30, 2017	December 31, 2016
(Dollars in thousands)

$22,934	$21,713

Additionally, certain ZAIS Managed Entities, with existing fee arrangements, have investments representing 100% of the equity tranche of ZAIS CLO 2, Limited (“ZAIS CLO 2”) at June 30, 2017 and December 31, 2016 and ZAIS CLO 1, Limited (“ZAIS CLO 1”) for the period from January 1, 2017 through June 7, 2017 and at December 31, 2016. Therefore, ZAIS Group did not earn management fees or incentive fees from certain ZAIS managed CLOs for the period which certain ZAIS Managed Entities with existing fee arrangements held investments representing 100% of the equity tranche of such CLOs. The total amounts of AUM that are not being charged fees were approximately as follows:

June 30, 2017	December 31, 2016
(Dollars in thousands)

$296,452	$560,272

 The amounts due from the ZAIS Managed Entities for Research Costs and other costs paid to vendors by ZAIS on behalf of the ZAIS Managed Entities (the “Other Direct Costs”) are as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)

Research Costs	$788	$581
Other Direct Costs	313	117
Total	$1,101	$698

These amounts are included in Due from related parties in the Consolidated Statements of Financial Condition.

Consulting Agreements

RQSI, Ltd.

Certain affiliates of Mr. Neil Ramsey (“Mr. Ramsey”) are significant stockholders of ZAIS.

ZGP entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Mr. Ramsey through RQSI, Ltd., an entity controlled by Mr. Ramsey. Under the terms of the Consulting Agreement, Mr. Ramsey provided consulting services to ZGP, ZAIS Group’s senior management team and ZAIS, from time to time during the 24-month period beginning on the closing of the Business Combination and expiring on March 17, 2017. Mr. Ramsey agreed not to compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP agreed to pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments. The Consulting Agreement terminated on March 17, 2017.

The Company has recorded the following expense related to the Consulting Agreement:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(Dollars in thousands)

$—	$125	$105	$250

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

There were no amounts payable to Mr. Ramsey pursuant to the Consulting Agreement at June 30, 2017 or December 31, 2016.

ZAIS Group has agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group may use this information for trading futures on behalf of the ZAIS Managed Entities.

ZAIS Group entered into a month to month lease agreement with an affiliate of RQSI, Ltd dated February 1, 2016 to occupy space in the Company’s London office. The agreement was terminable upon 30 days’ notice. There was no charge to RQSI, Ltd. or its affiliate for use of the space prior to March 1, 2017. From March 1, 2017 through May 31, 2017, the date the lease was terminated, the monthly rate was 4,167 GBP.

Ms. Tracy Rohan

ZAIS Group is a party to a consulting agreement with Ms. Tracy Rohan (“Ms. Rohan”), Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earns 76,000 GBP annually. The Company recognized the following amounts for her services:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(Dollars in thousands)

$24	$27	$48	$54

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Amounts payable to Ms. Rohan pursuant to the consulting agreement are as follows:

June 30, 2017	December 31, 2016
(Dollars in thousands)
$8	$16

Such amounts are included in Other liabilities in the Consolidated Statements of Financial Condition.

11. Property and Equipment

Property and equipment consist of the following:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)

Office equipment	$3,246	$3,098
Leasehold improvements	692	684
Furniture and fixtures	572	572
Software	412	409
	4,922	4,763
Less accumulated depreciation and amortization	(4,603)	(4,489)
Total	$319	$274

The Company recognized depreciation and amortization expense as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(Dollars in thousands)

$71	$64	$111	$127

12. Commitments and Contingencies

Engagement Agreement with Berkshire Capital

On April 22, 2016, the Company entered into an investment banking engagement agreement with Berkshire Capital Securities, LLC (“Berkshire Capital”), an affiliate of Mr. R. Bruce Cameron, a former director of the Company, pursuant to which Berkshire Capital will provide financial advisory services in connection with the Company’s strategic planning. Pursuant to the engagement letter, Berkshire Capital received a $100,000 retainer and is entitled to receive a monthly retainer of $15,000 beyond the initial three month term of the engagement, reimbursements for its expenses and a success fee in the event of covered transactions equal to no more than the greater of $750,000 and 2% of the total consideration paid.

The Company incurred the following expenses pursuant to the engagement agreement:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(Dollars in thousands)

$45	$76	$91	$76

Legal Advisor Agreement

On February 27, 2017, ZAIS Group entered into an agreement (the “Legal Advisor Agreement”) with Howard Steinberg, the Company’s former General Counsel, pursuant to which Mr. Steinberg resigned as General Counsel effective March 31, 2017 and was retained as Senior Legal Advisor to the Company effective April 1, 2017. Under the Legal Advisor Agreement, which was approved by the Compensation Committee of the Board of Directors, Mr. Steinberg receives $150,000 per calendar quarter for his services, plus additional compensation of $900 per hour if he is requested to devote more than 20 hours during any week to advising the Company. In addition, under the Legal Advisor Agreement, Mr. Steinberg is entitled to reimbursement of reasonable out-of-pocket expenses incurred in connection with performing services for the Company, an allowance or reimbursement for the reasonable cost of suitable office space in Manhattan should Mr. Steinberg require it, 70% of the premiums for COBRA health and medical insurance coverage for Mr. Steinberg and his spouse paid for by the Company and, after COBRA coverage lapses, up to 70% of the costs of Medicare supplementary health insurance coverage for Mr. Steinberg and his spouse, for as long as he provides legal advisory services to the Company, capped at $3,450 per quarter. Pursuant to the Legal Advisor Agreement, Mr. Steinberg also received a payment of $450,000 on February 28, 2017. The Legal Advisor Agreement is terminable by the Company or Mr. Steinberg on 30 days’ prior written notice. If the Legal Advisor Agreement is terminated by the Company other than due to Mr. Steinberg’s failure to perform services, Mr. Steinberg is entitled to a payment of $300,000.

The Company incurred the following expenses pursuant to the Legal Advisor Agreement:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(Dollars in thousands)

$192	$—	$642	$—

Capital Commitments

At June 30, 2017 and December 31, 2016, the Company has committed $51.0 million of equity capital to Zephyr A-6, a Consolidated Fund, which has been established to invest in ZAIS Group managed CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act. The Company’s cumulative contributions to Zephyr A-6 were as follows:

June 30, 2017	December 31, 2016
(Dollars in thousands)

$26,597	$20,477

There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of August 14, 2017.

Lease Obligations

ZAIS Group currently leases office space in New Jersey and London under operating lease agreements. On June 9, 2017, ZAIS Group extended its existing lease agreement for its office space in New Jersey until July 2018. On June 5, 2017, ZAIS Group (UK) Limited, the Company’s London subsidiary, provided notice that the lease of its London office premises would terminate on September 7, 2017. On July 26, 2017, ZAIS Group (UK) Limited entered into an agreement to lease office space in London, commencing on September 11, 2017 and which may be cancelled on each anniversary subject to the provision of at least 3 months’ notice. The Company recognizes rent expense related to its operating leases on a straight-line basis over the lease term and is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). The Company incurred rent expense as follows:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016
(Dollars in thousands)

$222	$263	$437	$507

Aggregate future minimum annual rental payments for the period from July 1, 2017 to December 31, 2017 and the period subsequent to December 31, 2017 are approximately as follows:

Period	(Dollars in thousands)

Six months ended December 31, 2017	310

January 2018 through September 2018	278

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

Gain Contingencies

In April 2016 the Company received notification from one of its insurance providers that its claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved.

The Company had paid approximately $0.02 million and $3,000 during the three months ended June 30, 2017 and June 30, 2016, respectively, and $0.04 million and $0.2 million during the six months ended June 30, 2017 and June 30, 2016, respectively, for legal and other costs incurred in excess of its insurance deductible.

The cumulative insurance reimbursements that the Company has received through June 30, 2017 and December 31, 2016 were approximately $0.9 million and $0.9 million, respectively. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.55 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2016 for the portion that related to 2015.

At June 30, 2017 and December 31, 2016, the remaining amount submitted to the insurance provider for reimbursement was approximately $0.02 million and $0.02 million, respectively and is included in Other assets in the Consolidated Statements of Financial Condition.

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

The Company issued the following Class A Common Stock related to RSUs which vested:

Three Months Ended June 30,		Six Months Ended June 30,
2017	2016	2017	2016

30,942	30,000	579,865	30,000

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

At June 30, 2017 and December 31, 2016, 20,000,000 shares of Class B Common Stock are held by an irrevocable voting trust of which Mr. Zugel is the sole trustee (the “ZGH Class B Voting Trust”). There were no shares of Class B Common Stock issued during the three or six months ended June 30, 2017 or June 30, 2016. Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by the Company’s stockholders.

Class A Units

At June 30, 2017 and December 31, 2016, ZAIS’ ownership of the Class A Units was 67.4% and 66.5%, respectively. The remaining Class A Units of ZGP are held by the ZGP Founder Members.

During the first five years following the closing of the Business Combination, ZGP will release up to an additional 2,800,000 Class A Units to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the closing of the Business Combination and the day prior to such 20 trading-day period meets or exceeds specified thresholds, ranging from $12.50 to $21.50.

There were 30,942 Class A Units issued to ZAIS during the three months ended June 30, 2017 and 30,000 Class A Units issued during the three months ended June 30, 2016. There were 579,865 Class A Units issued to ZAIS during the six months ended June 30, 2017 and 30,000 Class A Units issued during the six months ended June 30, 2016.

Class B Units

ZGP may issue up to 6,800,000 Class B units (“Class B Units”) at any time during the five year period following the closing of the Business Combination, a portion of which (the Class B-0 Units) were awarded but subsequently cancelled (see Note 8 – “Compensation”). These units are still available for re-issuance. The remaining 5,200,000 Class B Units are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units (together the “Additional Employee Units”), which, once issued, vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the closing of the Business Combination ranging from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

Subject to certain restrictions, the ZGP Founder Members’ Class A Units and, if any, all of the vested Class B Units (but not any unvested Class B Units) may be exchanged for shares of Class A Common Stock of ZAIS on a one-for-one basis (subject to certain, if any, adjustments to the exchange ratio) or, at ZAIS’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement that ZAIS entered into with ZGP, the ZGP Founder Members and the other parties thereto.

There were no Class B-1, Class B-2, Class B-3 or Class B-4 Units awarded for the three or six months ended June 30, 2017 or June 30, 2016 and no Class B Units currently are issued and outstanding.

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except shares and per share data)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(652)	$(4,076)	$(4,814)	$(8,910)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	(315)	(1,911)	(2,398)	(4,210)
Less: Consolidated Net (Income) Loss, net of tax, attributable to ZAIS REIT Management Class B interests (1)	—	(142)	—	(284)
Income tax (benefit) expense (2)	—	—	—	—
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$(967)	$(6,129)	$(7,212)	$(13,404)
Denominator:
Weighted average number of shares of Class A Common Stock	14,473,642	13,892,016	14,231,320	13,881,466
Effect of dilutive securities:
Weighted average number of Class A Units	7,000,000	7,000,000	7,000,000	7,000,000
Dilutive number of Class B-0 Units and RSUs (3)	—	—	—	—
Diluted weighted average shares outstanding (4)	21,473,642	20,892,016	21,231,320	20,881,466
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$(0.05)	$(0.29)	$(0.34)	$(0.64)
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$(0.05)	$(0.29)	$(0.34)	$(0.64)

(1)	Amount represents portion of the management fee income received from ZFC REIT that was payable to holders of Class B interests in ZAIS REIT Management.
(2)	Income tax (benefit) expense is calculated using an assumed tax rate of 41.73% and 38.56% for the three months ended June 30, 2017 and June 30, 2016, respectively, and (0.64)% and 39.29% for the six months ended June 30, 2017 and June 30, 2016, respectively, which is fully offset by a 100% valuation allowance in each year. See Note 9 – “Income Taxes” for details surrounding income taxes.
(3)	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors of ZAIS and employees of ZAIS Group. These Class B-0 Units and RSUs are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(4)	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

16. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition and results of operations:

	June 30, 2017
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$16,970	—	—	16,970
Income and fees receivable	2,198	—	(329)	1,869
Investments in affiliates, at fair value	42,986	—	(32,698)	10,288
Due from related parties	1,101	—	—	1,101
Property and equipment, net	319	—	—	319
Prepaid expenses	1,907	—	—	1,907
Other assets	385	—	—	385
Assets of Consolidated Funds
Cash and cash equivalents	—	13,416	—	13,416
Investments, at fair value	—	459,416	(12,709)	446,707
Due from broker	—	12,095	—	12,095
Other assets	—	1,320	(313)	1,007
Total Assets	$65,866	486,247	(46,049)	506,064
Liabilities and Equity
Liabilities
Compensation payable	$4,594	—	—	4,594
Due to related parties	31	—	—	31
Fees payable	289	—	(289)	—
Other liabilities	1,147	—	—	1,147
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO	—	397,229	(12,710)	384,519
Due to broker	—	21,974	—	21,974
Other liabilities	—	2,930	(351)	2,579
Total Liabilities	6,061	422,133	(13,350)	414,844

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	64,210	—	—	64,210
Retained earnings (Accumulated deficit)	(23,779)	—	—	(23,779)
Accumulated other comprehensive income (loss)	(44)	—	—	(44)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,388	—	—	40,388
Non-controlling interests in ZAIS Group Parent, LLC	19,417	—	—	19,417
Non-controlling interests in Consolidated Funds	—	64,114	(32,699)	31,415
Total Equity	59,805	64,114	(32,699)	91,220
Total Liabilities and Equity	$65,866	486,247	(46,049)	506,064

	December 31, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$38,712	$—	$—	$38,712
Income and fees receivable	8,805	—	—	8,805
Investments in affiliates, at fair value	29,554	—	(24,281)	5,273
Due from related parties	734	—	—	734
Property and equipment, net	274	—	—	274
Prepaid expenses	906	—	—	906
Other assets	348	—	—	348
Assets of Consolidated Funds
Cash and cash equivalents	—	37,080	—	37,080
Investments, at fair value	—	423,871	(19,506)	404,365
Due from broker	—	16,438	—	16,438
Other assets	—	1,254	(44)	1,210
Total Assets	$79,333	$478,643	$(43,831)	$514,145
Liabilities and Equity
Liabilities
Notes payable	$1,263	$—	$—	$1,263
Compensation payable	7,836	—	—	7,836
Due to related parties	31	—	—	31
Fees payable	2,439	—	—	2,439
Other liabilities	1,127	—	—	1,127
Liabilities of Consolidated Funds
Notes payable of Consolidated CLO	—	404,407	(19,506)	384,901
Due to broker	—	24,462	—	24,462
Other liabilities	—	2,165	(44)	2,121
Total Liabilities	12,696	431,034	(19,550)	424,180

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	63,413	—	—	63,413
Retained earnings (Accumulated deficit)	(18,965)	—	—	(18,965)
Accumulated other comprehensive income (loss)	(70)	—	—	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	44,379	—	—	44,379
Non-controlling interests in ZAIS Group Parent, LLC	22,258	—	—	22,258
Non-controlling interests in Consolidated Funds	—	47,609	(24,281)	23,328
Total Equity	66,637	47,609	(24,281)	89,965
Total Liabilities and Equity	$79,333	$478,643	$(43,831)	$514,145

	Three Months Ended June 30, 2017
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$4,018	—	(329)	3,689
Incentive income	2,884	—	—	2,884
Reimbursement revenue	383	—	—	383
Other revenues	77	—	—	77
Income of Consolidated Funds	—	3,413	(3,009)	404
Total Revenues	7,362	3,413	(3,338)	7,437
Expenses
Compensation and benefits	5,609	—	—	5,609
General, administrative and other	4,169	—	(290)	3,879
Depreciation and amortization	71	—	—	71
Expenses of Consolidated Funds	—	30	—	30
Total Expenses	9,849	30	(290)	9,589
Other Income (loss)
Net gain (loss) on investments	1,493	—	(1,454)	39
Other income (expense)	32	—	—	32
Net gains (losses) of Consolidated Funds’ investments	—	(532)	2,139	1,607
Net gain (loss) on beneficial interest of collateralized financing entity	—	—	909	909
Total Other Income (Loss)	1,525	(532)	1,594	2,587
Income (loss) before income taxes	(962)	2,851	(1,454)	435
Income tax (benefit) expense	5	—	—	5
Consolidated net income (loss), net of tax	(967)	2,851	(1,454)	430
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	9	—	—	9
Total Comprehensive Income (Loss)	$(958)	2,851	(1,454)	439

	Three months Ended June 30, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$3,571	$—	$—	$3,571
Incentive income	143	—	—	143
Other revenues	79	—	—	79
Total Revenues	3,793	—	—	3,793
Expenses
Compensation and benefits	7,999	—	—	7,999
General, administrative and other	2,950	—	—	2,950
Depreciation and amortization	64	—	—	64
Expenses of Consolidated Funds	—	29	—	29
Total Expenses	11,013	29	—	11,042
Other Income (loss)
Net gain (loss) on investments	1,150	—	(1,095)	55
Other income (expense)	87	—	—	87
Net gains (losses) of Consolidated Funds’ investments	—	2,176	—	2,176
Total Other Income (Loss)	1,237	2,176	(1,095)	2,318
Income (loss) before income taxes	(5,983)	2,147	(1,095)	(4,931)
Income tax (benefit) expense	4	—	—	4
Consolidated net income (loss), net of tax	(5,987)	2,147	(1,095)	(4,935)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(147)	—	—	(147)
Total Comprehensive Income (Loss)	$(6,134)	$2,147	$(1,095)	$(5,082)

	Six Months Ended June 30, 2017
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$7,125	—	(329)	6,796
Incentive income	3,181	—	—	3,181
Reimbursement revenue	877	—	—	877
Other revenues	170	—	—	170
Income of Consolidated Funds	—	3,618	(3,214)	404
Total Revenues	11,353	3,618	(3,543)	11,428
Expenses
Compensation and benefits	13,033	—	—	13,033
General, administrative and other	7,838	—	(290)	7,548
Depreciation and amortization	111	—	—	111
Expenses of Consolidated Funds	—	73	—	73
Total Expenses	20,982	73	(290)	20,765
Other Income (loss)
Net gain (loss) on investments	2,411	—	(2,297)	114
Other income (expense)	16	—	—	16
Net gains (losses) of Consolidated Funds’ investments	—	960	1,754	2,714
Net gain (loss) on beneficial interest of collateralized financing entity	—	—	1,498	1,498
Total Other Income (Loss)	2,427	960	955	4,342
Income (loss) before income taxes	(7,202)	4,505	(2,298)	(4,995)
Income tax (benefit) expense	10	—	—	10
Consolidated net income (loss), net of tax	(7,212)	4,505	(2,298)	(5,005)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	39	—	—	39
Total Comprehensive Income (Loss)	$(7,173)	4,505	(2,298)	(4,966)

	Six months Ended June 30, 2016
	ZAIS	Consolidated Funds	Eliminations	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$7,140	$—	$—	$7,140
Incentive income	295	—	—	295
Other revenues	159	—	—	159
Total Revenues	7,594	—	—	7,594
Expenses
Compensation and benefits	17,006	—	—	17,006
General, administrative and other	6,160	—	—	6,160
Depreciation and amortization	127	—	—	127
Expenses of Consolidated Funds	—	48	—	48
Total Expenses	23,293	48	—	23,341
Other Income (loss)
Net gain (loss) on investments	1,896	—	(1,859)	37
Other income (expense)	692	—	—	692
Net gains (losses) of Consolidated Funds’ investments	—	3,693	—	3,693
Total Other Income (Loss)	2,588	3,693	(1,859)	4,422
Income (loss) before income taxes	(13,111)	3,645	(1,859)	(11,325)
Income tax (benefit) expense	9	—	—	9
Consolidated net income (loss), net of tax	(13,120)	3,645	(1,859)	(11,334)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(201)	—	—	(201)
Total Comprehensive Income (Loss)	$(13,321)	$3,645	$(1,859)	$(11,535)

17. Subsequent Events

In July 2017, ZAIS began the liquidation of the ZAIS Atlas Master Fund, LP and its feeder fund (together, the “Atlas Fund”), a ZAIS Managed Entity. At June 30, 2017, the Atlas Fund had AUM of $32.8 million. Additionally, ZAIS earned the following management fees and incentive income from Atlas Fund:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Management fees	$14	$12	$27	$33
Incentive income	—	—	—	—
Total	$14	$12	$27	$33

ZAIS’s aggregate investment in the Atlas Fund was $0.1 million at June 30, 2017. Such amount is included in Investment in affiliates, at fair value in the Consolidated Statements of Financial Condition.

On August 10, 2017, Zephyr A-6 sold all of its interests in ZAIS CLO 5 for a sale price of approximately $12.1 million. The sale is expected to settle on August 15, 2017.

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

Overview

General

ZAIS is a holding company conducting substantially all of its operations through ZAIS Group, a wholly-owned subsidiary of ZAIS’s majority-owned subsidiary, ZGP. ZAIS is the managing member of ZGP. ZAIS Group commenced operations in July 1997 and is headquartered in Red Bank, New Jersey. ZAIS Group also maintains an office in London.

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

ZAIS Group had approximately $3.752 billion of assets under management (“AUM”) at June 30, 2017 which is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned consolidated subsidiary of ZAIS Group, was the external investment advisor to ZFC REIT. On October 31, 2016, the management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. pursuant to a termination agreement (the “Termination Agreement”). The Termination Agreement resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. In addition, the Termination Agreement will result in a decrease in management fees of approximately $2.8 million annually on a run-rate basis. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million.

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

Additionally, a significant source of our revenues and other income is derived from income of Consolidated Funds, net gains of Consolidated Funds’ investments and net gains on beneficial interests in collateralized financing entities which invest in bank loans. A portion of income of Consolidated Funds and net gains of Consolidated Funds’ investments are allocated to non-controlling interests in Consolidated Funds.

Organization Structure

The following diagram illustrates our corporate structure at June 30, 2017:

Recapitalization as a Result of a Business Combination

On October 5, 2012, ZAIS, formerly known as HF2 Financial Management Inc. (“HF2”) was formed as a blank check company whose objective was to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination, one or more businesses or entities. On September 16, 2014, HF2 entered into an Investment Agreement with ZGP and the members of ZGP (including Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties, collectively, the “ZGP Founder Members”), under which HF2 agreed to contribute cash to ZGP in exchange for newly issued Class A Units of ZGP (“Class A Units”) representing a majority financial interest in ZGP (the “Business Combination”) and to cause the transfer of all of its outstanding shares of Class B Common Stock, par value $0.000001 (the “Class B Common Stock”) to the ZGP Founder Members. All Class B Common Stock was then immediately deposited into a newly created irrevocable voting trust (the “ZGH Class B Voting Trust”), of which Mr. Zugel is the sole trustee. The Class B Common Stock has no economic rights and therefore is not considered a participating security for purposes of allocation of net income (loss) of the Company.

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

Investments in ZAIS Managed Entities

Investment activity during the six months ended June 30, 2017 was as follows:

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of August 14, 2017.

In June 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which carries first loss risk. ZAIS Group funded its total commitment on June 29, 2017.

Consolidation of ZAIS Managed Entities

Pursuant to ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), we are required to consolidate the Consolidated Funds. Generally when a ZAIS Managed Entity is consolidated, the assets, liabilities and cash flows are reflected on a gross basis. Except for CLOs, the consolidated financial statements reflect the investment income and expenses on a gross basis. For Consolidated Funds that are CLOs, our share of the net income of the CLOs is reported in Net gain (loss) on beneficial interest of collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss). The consolidation has no effect on our net income since our share of the earnings from these Consolidated Funds is included in equity. Additionally, the presentation of compensation expense and other expenses associated with generating such reclassified revenue is not affected by the consolidation process.

The Dodd-Frank credit risk retention rules, which became effective on December 24, 2016, apply to any newly issued CLOs or certain cases in which an existing CLO is refinanced, issues additional securities or is otherwise materially amended. The rules specify that for each CLO, the collateral manager of the CLO must purchase and hold, unhedged, directly or through a majority-owned affiliate, either (i) 5% of the face amount of each tranche of the CLO’s securities, (ii) an amount of the CLO’s equity equal to 5% of the aggregate fair value of all of the CLO’s securities or (iii) a combination of the two for a total of 5%. The required risk must be retained until the later of (i) the date that the CLO has paid down its securities to 33% of their original principal amount, (ii) the date that the CLO has sold down its assets to 33% of their original principal amount and (iii) the date that is two years after closing. The Company will continue to assess its investments in the CLOs to determine whether or not the Company will be required to consolidate the CLOs in its financial statements.

ZAIS Group owns 51% of ZAIS Zephyr A-6, LP, (“Zephyr A-6”), a majority-owned affiliate, which was established to invest in collateralized loan obligation vehicles, including during the related warehouse stage of such vehicles. Zephyr A-6 is a Consolidated Fund. The investments of Zephyr A-6 are as follows:

ZAIS CLO 5, Limited (“ZAIS CLO 5”)

ZAIS CLO 5 closed on October 26, 2016. ZAIS CLO 5 invests primarily in first lien, senior secured bank loans and had a total capitalization of $408.5 million at the time of closing, which consisted of senior and mezzanine notes with an aggregate par amount of $368.0 million and subordinated notes of $40.5 million. ZAIS CLO 5 matures in October 2028. Zephyr A-6 had an investment of $12.7 million and $19.5 million in ZAIS CLO 5, at fair value, at June 30, 2017 and December 31, 2016, respectively. These investments represent approximately a 0.6% economic interest in the senior and mezzanine notes and a 31.8% economic interest in the subordinated notes of ZAIS CLO 5 at June 30, 2017. These investments represent approximately a 2.1% economic interest in the senior and mezzanine notes and a 31.8% economic interest in the subordinated notes of ZAIS CLO 5 at December 31, 2016. The Company has consolidated ZAIS CLO 5 in its consolidated financial statements in accordance with ASU 2015-02.

 ZAIS CLO 6, Limited (“ZAIS CLO 6”)

ZAIS CLO 6, which priced on May 3, 2017 and closed on the ZAIS CLO 6 Closing Date, invests primarily in first lien senior secured bank loans and had a total capitalization of $512.0 million on the ZAIS CLO 6 Closing Date, which consisted of senior and mezzanine notes with an aggregate par amount of $460.0 million and subordinated notes of $52.0 million. The CLO matures in July 2029. In connection with the closing, Zephyr A-6 recognized a dividend of $2.7 million which represents gains that were realized under the terms of the CLO Warehouse agreement. Zephyr A-6’s initial investment of $29.0 million in ZAIS CLO 6 represented approximately a 5.0% economic interest in the senior and mezzanine note tranches and approximately a 13.5% economic interest in the equity tranche.

In May 2017 Zephyr A-6 sold a portion of its interest in the subordinated notes of ZAIS CLO 6 for a sale price of approximately $3.9 million and recognized a gain of approximately $223,500. Such amount is included in Net gain (loss) on beneficial interest of collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

Zephyr A-6’s initial investment in ZAIS CLO 6 was $29.0 million ($30.0 million par), which represented approximately a 5.0% economic interest in the senior and mezzanine notes based on notional value and approximately a 13.5% economic interest in the subordinated notes based on notional value. The Company determined that it is not the primary beneficiary of ZAIS CLO 6 based on Zephyr A-6’s minimal investment in the subordinated notes of ZAIS CLO 6. Therefore, the Company did not consolidate ZAIS CLO 6 in its financial statements at June 30, 2017 or for the three and six months ended June 30, 2017. Zephyr A-6 had an investment of $29.0 million in ZAIS CLO 6, at fair value, at June 30, 2017.

ZAIS CLO 6 was in the warehouse phase from its inception date through the ZAIS CLO 6 Closing Date (the “ZAIS CLO 6 Warehouse Period”). During this time ZAIS CLO 6 continued to finance the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 6 during the ZAIS CLO 6 Warehouse Period.

ZAIS CLO 7, Limited (“ZAIS CLO 7”)

ZAIS CLO 7 was formed in June 2017 and was in the warehouse phase at June 30, 2017. Zephyr A-6 had an investment of $25.0 million in ZAIS CLO 7, at fair value, at June 30, 2017.

During the warehouse phase, ZAIS CLO 7 continues to finance the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 7 during the ZAIS CLO 7 Warehouse Period (the “ZAIS CLO 7 Warehouse Period”).

Core Business

Revenues

Our principal sources of revenues are management fee income and incentive income for investment advisory services provided to the ZAIS Managed Entities. For any given period, our revenues are influenced by the amount of AUM, the investment performance and the timing of when incentive income is recognized for certain of the ZAIS Managed Entities, as discussed below.

Management fee income. Management fees earned by ZAIS Group for funds and accounts are generally based on net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or drawn capital during the investment period.

Management fees earned for the CLOs which are managed by ZAIS Group are generally based on the par value of the collateral and cash held in the CLOs. Additionally, subordinated management fees may be earned from CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. The subordinated management fee is an additional payment for the same collateral management service, but has a lower priority in the CLOs’ cash flows and is contingent upon the economic performance of the respective CLO. If the CLOs experience a certain level of asset defaults, these subordinated management fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees.

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

The following table presents the range of management and incentive fee rates on the ZAIS Managed Entities during the respective periods presented:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Management Fee Income(1)
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%	0.50% - 1.25%	0.50% - 1.25%
CLO’s	0.15% - 0.50%	0.15% - 0.50%	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT(3)	—	1.50%	—	1.50%

Incentive Income (1)(2)
Funds and accounts	10% - 20%	10% - 20%	10% - 20%	10% - 20%
CLO’s	20%	20%	20%	20%

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fee rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed Entities may be subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	On October 31, 2016, the management agreement with ZFC REIT was terminated pursuant to the Termination Agreement.

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

On April 5, 2017, the Company provided a retention award (the “Retention Award”) to Michael Szymanski, the Company’s Chief Executive Officer in recognition of the importance of retaining his services as the Chief Executive Officer of the Company and its operating subsidiary, ZAIS Group, and in connection with the Company’s review of strategic alternatives to enhance shareholder value. Under the Retention Award, which has been approved by the Compensation Committee of the Board of Directors of the Company, Mr. Szymanski received a cash retention payment of $500,000 on June 30, 2017 and is entitled to receive cash retention payments each of $500,000 on September 30, 2017 and a date within five business days following the closing date of a “Transaction” as defined in the Retention Award or otherwise as determined by the Board of Directors of the Company. Mr. Szymanski would be entitled to such payments provided he remains employed by the Company on such dates, or if he has been removed as the Company’s Chief Executive Officer or his employment terminated for reasons other than for cause prior to such dates. The aggregate amount of retention payments that may be paid to Mr. Szymanski under the Retention Award is $1.5 million.

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

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group previously entered into agreements with employees to share with them a percentage of income generated from certain ZAIS Managed Entities (“Points Agreements”). Under existing Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from the referenced entities, to certain employees and former employees. Amounts payable pursuant to the Points Agreements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs later than when the related income is received. Recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. ZAIS Group does not anticipate entering into additional Points Agreements. We did not incur any compensation expense relating to the Points Agreements for the three and six months ended June 30, 2017 or June 30, 2016.

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

Consolidated Funds

Income of Consolidated Funds. Income consists of interest income on investments held by Zephyr A-6.

Expenses of Consolidated Funds. Expenses consist of interest expense, fund operating expenses and other miscellaneous expenses of Zephyr A-6.

Net gains of Consolidated Funds’ investments. Net gains consist of net realized and unrealized gains and losses on investments held by Zephyr A-6.

Trends Affecting Our Business

AUM has been trending downward since 2007. This trend results from the wind-up and liquidation of a number of private equity-style and structured vehicles as well as certain withdrawals by investors from the ZAIS Managed Entities, that were either voluntary or driven by regulatory constraints, combined with challenges ZAIS Group has faced in raising new capital in the recent investment environment of lower interest rates and changing regulations. Structured credit products have been disfavored by many investors and European investors have generally reduced investments in certain securitized investment vehicles due to increased regulatory capital requirements.

The reduction in AUM has decreased our management fee income and incentive income, which are our two principal sources of operating cash flow. As a result of this reduction, since 2015, revenues and operating cash flow have been insufficient to cover operating expenses and excess working capital needs were funded by the proceeds of the Business Combination. It is currently expected that this negative working capital trend is likely to continue through the end of 2017. ZAIS Managed Entities representing total AUM as of June 30, 2017 of approximately $0.034 billion are winding down and are in liquidation. These liquidations are expected to occur within the next 12 to 24 months. Additionally, on April 19, 2017, ZAIS Opportunity Fund, Ltd. (the “Offshore Feeder”) received a redemption request for a redemption of approximately $68.3 million (value date of June 30, 2017).  This redemption is expected to be effectuated on August 31, 2017.

In addition, ZAIS REIT Management, a majority owned consolidated subsidiary of ZAIS Group that was the external investment advisor to ZFC REIT, terminated its management agreement with ZFC REIT upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. The termination resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during fourth quarter ended December 31, 2016 and will decrease the management fees earned by ZAIS Group by approximately $2.8 million annually on a run-rate basis. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million.

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

Adjustments to Net income (loss) to derive Net income (loss) (excluding Consolidated Funds of ZAIS Group):

•	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of revenues, expenses and other income (loss).

Adjustments to Net income (loss) (excluding Consolidated Funds of ZAIS Group) to derive Adjusted EBITDA:

•	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

•	Severance. Management does not consider severance costs to be reflective of ongoing operating performance. We incurred severance costs in 2016 primarily due to a reduction in force on March 8, 2016, which resulted in a decrease of 23 employees of ZAIS Group (see Item 1. Business – “General” in the Annual Report on Form 10-K for further discussion). We also incurred severance costs in 2017 unrelated to the reduction in force that occurred in 2016.

•	Depreciation and amortization. Management does not consider these non-cash expenses to be reflective of operating performance.

•	Any applicable taxes, interest expense and foreign currency translation adjustments. Management does not consider these amounts to be reflective of operating performance.

The calculations described above may not be directly comparable to other similar non-GAAP financial measures reported by other asset managers. We believe that these measures are a useful benchmark for measuring our performance. We also believe that investors should review the same supplemental non-GAAP financial measures that management uses to analyze the business in conjunction with our results of operation prepared in accordance with GAAP. See “Reconciliations of Non-GAAP Financial Measures” below.

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Consolidated net income (loss), net of tax	$430	$(4,935)	$5,365	109%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(967)	$(5,987)	$5,020	84%

Adjusted EBITDA - Non-GAAP	$(835)	$(4,461)	$3,626	81%

Revenues

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Management fee income	$3,689	$3,571	$118	3%
Incentive income	2,884	143	2,741	1,917%
Reimbursement revenue	383	—	383	—%
Other revenues	77	79	(2)	-3%
Income of Consolidated Funds	404	—	404	—%
Total Revenues	$7,437	$3,793	$3,644	96%

Total revenues increased by $3.6 million primarily due to:

•	A $0.1 million net increase in management fee income primarily due to (i) an increase of $0.5 million which was driven by fees recognized for certain ZAIS Managed CLOs which were not recognized in the comparable prior year period and (ii) an increase of $0.6 million driven by increased performance of certain ZAIS Managed Entities, offset by a decrease of (i) $0.8 million due to the termination of the management agreement between ZAIS REIT Management and ZFC REIT and (ii) $0.2 million due to the liquidation of certain managed accounts.

•	A $2.7 million increase in incentive income which was primarily driven by an increase of $2.6 million due to fees which crystalized during the current quarter and an increase of $0.1 million due to incentive fees relating to the liquidation of a ZAIS managed CLO.

•	A $0.4 million increase in reimbursement revenue which relates to the reimbursement from certain ZAIS Managed Entities for research and data services expenses incurred by us and paid directly to vendors by us. The related expenses are included in General, administrative and other expenses. The net effect of the reimbursement revenue and related expenses has no impact on our Consolidated net income (loss), net of tax. The amounts for the three months ended June 30, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss).

•	A $0.4 million increase in income of consolidated funds related to Zephyr A-6’s investments in ZAIS CLO 6.

The following table details the changes to our AUM:

	Three Months Ended June 30, 2017
	(Dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies		Multi-Strategy Funds and Accounts		Total
Beginning of Period AUM (1)	$2.001	$0.564		$0.795		$3.360
Contributions (2)	0.481 (3)	—		0.001		0.482
Distributions (2)	(0.042)	(0.002)		—		(0.044)
Redemptions (4)	—	—		—		—
Profit & Loss (4)	0.005	0.016		0.008		0.029
Other (5)	(0.073)	(0.466	)(6)	0.464	(6)	(0.075)
End of Period AUM (7)	$2.372	$0.112		$1.268		$3.752

Average AUM (8)	$2.187	$0.338		$1.032		$3.556

	Three Months Ended June 30, 2016
	(Dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (9)	$1.828		$1.479	$0.684	$3.991
Contributions (2)	0.271	(10)	—	0.001	0.272
Distributions (2)	(0.004)		(0.004)	—	(0.008)
Redemptions (4)	(0.023)		—	—	(0.023)
Profit & Loss (4)	0.013		0.020	0.045	0.078
Other (5)	(0.085)		(0.265)	(0.011)	(0.361)
End of Period AUM (11)	$2.000		$1.230	$0.719	$3.949

Average AUM (8)	$1.914		$1.354	$0.702	$3.970

(1) AUM uses values for certain structured vehicles that have been determined prior to March 31, 2017 based on the most recent trustee report received as of March 31, 2017 for each respective vehicle.

(2) Amounts are related to funds, managed accounts and structured vehicles.

(3) Amount represents the pricing of ZAIS CLO 6. In connection with the pricing of ZAIS CLO 6, the ZAIS CLO 6 warehouse was repaid resulting in approximately $0.167 billion reduction in leverage, aggregate principal balance and other items. These amounts are included in the “Other” row in the table above.

(4) Amounts are related to funds and managed accounts.

(5) Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts and (ii) leverage, aggregate principal balance and other items for structured vehicles. Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.

(6) Includes $.459 billion of AUM that changed strategies from mortgage related strategy to multi-strategy.

(7) AUM uses values for certain structured vehicles that have been determined prior to June 30, 2017 based on the most recent trustee report received as of June 30, 2017 for each respective vehicle.

(8) Average is based on the beginning balance and ending balance for the period presented.

(9) AUM uses values for certain structured vehicles that have been determined prior to March 31, 2016 based on the most recent trustee report received as of March 31, 2016 for each respective vehicle.

(10) Amount represents the pricing of ZAIS CLO 4, Limited (“ZAIS CLO 4”). In connection with the pricing of ZAIS CLO 4, the ZAIS CLO 4 warehouse was repaid resulting in approximately $23 million of redemptions and a $91 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Redemptions and Other rows in the table above.

(11) AUM uses values for certain structured vehicles that have been determined prior to June 30, 2016 based on the most recent trustee report received as of June 30, 2016 for each respective vehicle.

Expenses

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Compensation and benefits	$5,609	$7,999	$(2,390)	30%
General, administrative and other	3,879	2,950	929	-31%
Depreciation and amortization	71	64	7	-11%
Expenses of Consolidated Funds	30	29	1	-3%
Total Expenses	$9,589	$11,042	$(1,453)	13%

Total expenses decreased by $1.5 million primarily due to:

•	A $2.4 million decrease in compensation and benefits which was primarily due to: a $1.0 million decrease in salaries, bonuses and associated payroll taxes and other employee benefits primarily due to a reduction in force which occurred in 2016 and a $1.3 million decrease in equity compensation expense primarily relating to the reduction in outstanding equity compensation units resulting from the cancellation in December 2016 of all of ZGP’s Class B-0 Units held by certain employees in consideration of the receipt by such employees in substitution therefor (as elected by each employee) of RSUs (which fully vested on March 17, 2017) or the right to receive cash (which was paid on March 22, 2017).

•	A $0.9 million increase in General, administrative and other expenses primarily due to (i) an increase of $0.1 million in expenses relating to research and data services borne by us and paid directly to vendors by us relating to the management of the ZAIS Managed Entities, (ii) an increase of $0.4 million due to research and data services borne by us and paid directly to vendors which are reimbursable from certain ZAIS Managed Entities (the related revenue is included in Reimbursement Revenue. The net effect of the expenses and related reimbursement revenue has no impact on our Consolidated net income (loss), net of tax. The amounts for the three months ended June 30, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss)), (iii) an increase of $0.2 million in legal fees, (iv) an increase of $0.2 million in information technology costs primarily due to the relocation of servers to an offsite co-location and additional services added for enhancements under disaster recovery and business continuity plans and (v) an increase of $0.2 million in accounting fees, offset by a net decrease in other general and administrative costs.

  Our results of operations depend, in part, on the level of our expenses, which can vary from period to period. We currently anticipate that our expenses will exceed our revenues for the remainder of 2017, as they did during the three months ended June 30, 2017, 2016 and 2015. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2017 or beyond.

Other Income (Loss)

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Net gain (loss) on investments	$39	$55	$(16)	-29%
Other income (expense)	32	87	(55)	-63%
Net gain (loss) on Consolidated Funds’ investments	1,607	2,176	(569)	-26%
Net gain (loss) on beneficial interest of collateralized financing entity	909	—	909	—%
Total Other Income (Loss)	$2,587	$2,318	$269	12%

Total other income increased by $0.3 million primarily due to:

•	A $0.6 million decrease in net gain (loss) on Consolidated Funds’ investments related to Zephyr A-6, a Consolidated Fund. This Consolidated Fund primarily invests in CLOs and warehouses of CLOs managed by ZAIS Group, both of which are categorized as Level 3 assets in the fair value hierarchy. For more information on our valuation policy for Level 3 assets, see Note 4, “Fair Value of Measurements”, to our consolidated financial statements.

•	A $0.9 million increase in net gain on beneficial interest of collateralized financing entity which relates to Zephyr A-6’s investment in ZAIS CLO 5. Zephyr A-6 is a Consolidated Fund.

Income Taxes

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Income tax (benefit) expense	$5	$4	$1	25%

There was an immaterial change in income tax (benefit) expense for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The amounts reported in both periods relate to our London subsidiary.

As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of June 30, 2017, we had determined that our current business forecasts do not support the realization of net deferred tax assets recorded for the Company. We recorded a book loss for the three months ended June 30, 2017, excluding income attributable to consolidated funds, and it is anticipated that expenses will continue to exceed revenues in 2017. Although we are evaluating certain alternatives which could alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend. Accordingly, we continue to believe that it is not more likely than not that the Company’s deferred tax asset will be realized, and we have continued to maintain a full valuation allowance against the deferred tax asset as of June 30, 2017. We have recorded a change in the Company’s valuation allowance of approximately $271,000 and $1.6 million in our Consolidated Statements of Comprehensive Income (Loss) in connection with the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the three months ended June 30, 2017 and June 30, 2016, respectively. We intend to maintain a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9, “Income Taxes” to our consolidated financial statements for further information regarding the items affecting the Company’s effective income tax.

Foreign currency translation adjustment

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Foreign currency translation adjustment	$9	$(147)	$156	106%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Non-controlling interests in Consolidated Funds	$1,397	$1,052	$345	33%

Non-controlling interests in ZAIS Group Parent, LLC	$(315)	$(1,911)	$1,596	84%

•	The $0.3 million increase in the net income allocated to non-controlling interests in Consolidated Funds was primarily related to an increase in income and net gains allocated to investors that do not have the right to redeem their interests from Zephyr A-6, a Consolidated Fund. Zephyr A-6’s net income for the three months ended June 30, 2017 and June 30, 2016 was approximately $2.9 million and $2.1 million, respectively, which was primarily due to gains recognized on its investment in ZAIS CLO 5 for the three months ended June 30, 2017 and June 30, 2016 and ZAIS CLO 6 and ZAIS CLO 7 for the three months ended June 30, 2017.

•	The $1.6 million decrease in net loss allocated to non-controlling interests in ZGP was driven primarily by the period-over-period decrease in our net loss.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Three Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(652)	$(4,076)	3,424	84%

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

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliations of our consolidated GAAP net income, net of tax to our (i) non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) and (ii)  non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Consolidated net income (loss), net of tax (GAAP Net Income (Loss))	$430	$(4,935)
Add back: Elimination of Management fee income	329	—
Less: Income of Consolidated Funds	(404)	—
Less: Elimination of rebate expense	(290)	—
Add back: Elimination of Net gain (loss) on investments	1,454	1,095
Add back: Expenses of Consolidated Funds	30	29
Net (gain) loss on Consolidated Funds’ investments	(1,607)	(2,176)
Net (gain) loss on beneficial interest in collateralized financing entity	(909)	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	(967)	(5,987)

Add back: Tax expense	5	4
Add back: Compensation attributable to equity compensation	56	1,339
Add back: Severance costs	—	119
Add back: Depreciation and amortization	71	64

Adjusted EBITDA – Non-GAAP	$(835)	$(4,461)

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Consolidated net income (loss), net of tax	$(5,005)	$(11,334)	$6,329	56%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(7,212)	$(13,120)	$5,908	45%

Adjusted EBITDA - Non-GAAP	$(5,851)	$(10,540)	$4,689	44%

Revenues

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Management fee income	$6,796	$7,140	$(344)	-5%
Incentive income	3,181	295	2,886	978%
Reimbursement revenue	877	—	877	—%
Other revenues	170	159	11	7%
Income of Consolidated Funds	404	—	404	—%
Total Revenues	$11,428	$7,594	$3,834	50%

Total revenues increased by $3.8 million primarily due to:

•	A $0.3 million decrease in management fee income primarily due to a decrease of $1.5 million due to the termination of the management agreement between ZAIS REIT Management and ZFC REIT, offset by (i) an increase of $0.6 million which was driven by fees recognized for ZAIS CLO 6 which closed in June 2017 and another ZAIS managed CLO which previously had its fees waived and (ii) an increase of $0.6 million driven by increased performance of certain ZAIS Managed Entities.

•	A $2.9 million increase in incentive income which was primarily driven by an increase of $2.6 million due to fees which crystalized during the current period and an increase of $0.1 million due to incentive fees relating to the liquidation of a ZAIS managed CLO.

•	A $0.9 million increase in reimbursement revenue which relates to the reimbursement from certain ZAIS Managed Entities for research and data services expenses incurred by us and paid directly to vendors by the Company. The related expenses are included in General, administrative and other expenses. The net effect of the reimbursement revenue and related expenses has no impact on our Consolidated net income (loss), net of tax. The amounts for the six months ended June 30, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss).

•	A $0.4 million increase in income of consolidated funds related to Zephyr A-6’s investments in ZAIS CLO 6.

  The following table details the changes to our AUM for six months ended June 30, 2017 and June 30, 2016. The methodology for calculating AUM is described in the Overview section.

	Six Months Ended June 30, 2017
	(Dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies		Multi- Strategy Funds and Accounts		Total
Beginning of Period AUM (1)	$2.072		$0.576		$0.796		$3.444
Contributions (2)	0.495	(3)	—		0.001		0.496
Distributions (2)	(0.356)		(0.004)		—		(0.360)
Redemptions (4)	—		—		(0.001)		(0.001)
Gain & Loss (4)	0.011		0.034		0.041		0.086
Other (5)	0.150		(0.494	) (6)	0.431	(6)	0.087
End of Period AUM (7)	$2.372		$0.112		$1.268		$3.752

Average AUM (8)	$2.148		$0.418		$0.953		$3.519

	Six Months Ended June 30, 2016
	(Dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi- Strategy Funds and Accounts	Total
Beginning of Period AUM (9)	$1.914		$1.494	$0.749	$4.157
Contributions (2)	0.284	(10)	—	0.002	0.286
Distributions (2)	(0.026)		(0.020)	—	(0.046)
Redemptions (4)	(0.127)		—	(0.010)	(0.137)
Gain & Loss (4)	0.010		0.014	0.023	0.047
Other (5)	(0.055)		(0.258)	(0.045)	(0.358)
End of Period AUM (11)	$2.000		$1.230	$0.719	$3.949

Average AUM (8)	$1.959		$1.362	$0.734	$4.053

(1)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

(2)	Amounts are related to funds, managed accounts and structured vehicles.

(3)	Amount represents the pricing of ZAIS CLO 6. In connection with the pricing of ZAIS CLO 6, ZAIS CLO 6 warehouse was repaid resulting in approximately $0.167 billion reduction in leverage, aggregate principal balance and other items. These amounts are included in the Other row in the table above.

(4)	Amounts are related to funds and managed accounts.

(5)	Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts and (ii) leverage, aggregate principal balance and other items for structured vehicles. Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.

(6)	Includes $.459 billion of AUM that changed strategies from mortgage related strategy to multi-strategy.
(7)	AUM uses values for certain structured vehicles that have been determined prior to June 30, 2017 based on the most recent trustee report received as of June 30, 2017 for each respective vehicle.

(8)	Average is based on the beginning balance, quarterly balances and ending balance for the period presented.
(9)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2015 based on the most recent trustee report received as of December 31, 2015 for each respective vehicle.
(10)	Amount represents the pricing of ZAIS CLO 4. In connection with the pricing of ZAIS CLO 4, the ZAIS CLO 4 warehouse was repaid resulting in approximately $23 million of redemptions and a $93 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Redemptions and Other rows in the table above.

(11)	AUM uses values for certain structured vehicles that have been determined prior to June 30, 2016 based on the most recent trustee report received as of June 30, 2016 for each respective vehicle.

Expenses

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Compensation and benefits	$13,033	$17,006	$(3,973)	23%
General, administrative and other	7,548	6,160	1,388	23%
Depreciation and amortization	111	127	(16)	13%
Expenses of Consolidated Funds	73	48	25	-52
Total Expenses	$20,765	$23,341	$(2,576)	-11%

Total expenses decreased by $2.6 million primarily due to:

•	A $4.0 million decrease in compensation and benefits which was primarily due to: a $2.8 million decrease in salaries, bonuses and associated payroll taxes and other employee benefits primarily due to a reduction in force which occurred in 2016, a $0.7 million decrease in severance costs due to the reduction in force and a $0.5 million decrease in equity compensation expense primarily relating to the reduction in outstanding equity compensation units resulting from the cancellation in December 2016 of all of ZGP’s Class B-0 Units held by certain employees in consideration of the receipt by such employees in substitution therefor (as elected by each employee) of RSUs (which fully vested on March 17, 2017) or the right to receive cash (which was paid on March 22, 2017)

•	A $1.4 million increase in General, administrative and other expenses primarily due to (i) an increase of $1.1 million in expenses relating to research and data services borne by us and paid directly to vendors by us relating to the management of the ZAIS Managed Entities, (ii) an increase of $0.3 million in information technology costs primarily due to the relocation of servers to a an offsite co-location, (iii) an increase of $0.1 million relating to legal fees and (iv) an increase of $0.2 million in accounting fees, offset by a net decrease in other general and administrative costs.

  Our results of operations depend, in part, on the level of our expenses, which can vary from period to period. We currently anticipate that our expenses will exceed our revenues for the remainder of 2017, as they did during the six months ended June 30, 2017, 2016 and 2015. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2017 or beyond.

Other Income

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Net gain (loss) on investments	$114	$37	$77	208%
Other income (expense)	16	692	(676)	-98%
Net gain (loss) on Consolidated Funds’ investments	2,714	3,693	(979)	-27%
Net gain (loss) on beneficial interest of collateralized financing entity	1,498	—	1,498	—%
Total Other Income (Loss)	$4,342	$4,422	$(80)	$-2%

Total other income (loss) decreased by $0.1 million primarily due to:

•	A $0.08 million increase in net gain (loss) on investments primarily due to better performance relating to one of the ZAIS Managed Entities in which the Company has a first loss position.

•	A $0.7 million decrease in other income (expense) primarily due to a decrease of $0.5 million relating to an insurance reimbursement, which was received during the three months ended March 31, 2016 and recorded as other income since the reimbursement related to legal costs previously incurred during the year ended December 31, 2015.

•	A $1.0 million decrease in net gain (loss) on Consolidated Funds’ investments related to Zephyr A-6, a Consolidated Fund. This Consolidated Fund primarily invests in CLOs and warehouses of CLOs managed by ZAIS Group, both of which are categorized as Level 3 assets in the fair value hierarchy. For more information on our valuation policy for Level 3 assets, see Note 4, “Fair Value of Measurements”, to our consolidated financial statements.

•	A $1.5 million increase in net gain (loss) on beneficial interest of collateralized financing entity which relates to Zephyr A-6’s investment in ZAIS CLO 5. Zephyr A-6 is a Consolidated Fund.

Income Taxes

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Income tax (benefit) expense	$10	$9	$1	-11%

There was an immaterial change in income tax (benefit) expense for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. The amounts reported in both periods relate to our London subsidiary.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of June 30, 2017, the Company has determined that the most recent management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has recorded a book loss for the six months ended June 30, 2017, excluding income attributable to consolidated funds, and it is anticipated that expenses will continue to exceed revenues in 2017 Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its deferred tax asset will be realized and the Company has continued to maintain the full valuation allowance against the deferred tax asset of as of June 30, 2017. We have recorded a change in the Company’s valuation allowance of approximately $(31,000) and $3.5 million in our Consolidated Statements of Comprehensive Income (Loss) in connection with the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the six months ended June 30, 2017 and June 30, 2016, respectively. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9 to the Company’s consolidated financial statements for further information regarding the items affecting the Company’s effective income tax.

As of and for the six months ended June 30, 2017 and June 30, 2016, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Foreign currency translation adjustment	$39	$(201)	$240	119%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Non-controlling interests in Consolidated Funds	$2,207	$1,786	$421	24%

Non-controlling interests in ZAIS Group Parent, LLC	$(2,398)	$(4,210)	$1,812	43%

·	The $0.4 million increase in the net income allocated to non-controlling interests in Consolidated Funds was primarily related to an increase in income and net gains allocated to investors that do not have the right to redeem their interests from Zephyr A-6, a Consolidated Fund. Zephyr A-6’s net income for the six months ended June 30, 2017 and June 30, 2016 was approximately $4.5 million and $3.6 million, respectively, which was primarily due to gains recognized on its investment in ZAIS CLO 5 for the six months ended June 30, 2017 and June 30, 2016 and ZAIS CLO 6 and ZAIS CLO 7 for the six months ended June 30, 2017.

·	A $1.8 million decrease in net loss allocated to non-controlling interests in ZGP driven primarily by the period-over-period decrease in our net loss.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Six Months Ended June 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(4,814)	$(8,910)	$4,096	46%

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

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliations of our consolidated GAAP net income, net of tax to our (i) non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) and (ii)  non-GAAP financial measure of Adjusted EBITDA:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Consolidated net income (loss), net of tax (GAAP Net Income (Loss))	$(5,005)	$(11,334)
Add back: Elimination of Management fee income	329	—
Less: Income of Consolidated Funds	(404)	—
Less: Elimination of fee rebate expense	(290)	—
Add back: Elimination of Net gain (loss) on investments	2,297	1,859
Add back: Expenses of Consolidated Funds	73	48
Net (gain) loss on Consolidated Funds’ investments	(2,714)	(3,693)
Net (gain) loss on beneficial interest of collateralized financing entity	(1,498)	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	(7,212)	(13,120)

Add back: Tax expense	10	9
Add back: Compensation attributable to equity compensation	1,168	1,682
Add back: Severance costs	72	762
Add back: Depreciation and amortization	111	127

Adjusted EBITDA – Non-GAAP	$(5,851)	$(10,540)

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended June 30, 2017, year-to-date (“YTD”) and inception-to-date (“ITD”) through June 30, 2017 for the following funds.

Fund Name (1)	Net Asset Value as of June 30, 2017 (Dollars in thousands)	Net Return for the Month Ended June 30, 2017 (2)	Net YTD Return through June 30, 2017 (2)	Net ITD Return through June 30, 2017 (2)
ZAIS Opportunity Fund (3) (4) (5)	$474,308,327	0.53%	4.89%	469.85%
ZAIS INARI Fund(6)	$443,079,972	1.04%	7.06%	53.93%

(1)	The performance data in the table above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and the Offshore Feeder Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date GAAP returns for years after 2008 would be lower than the adjusted returns presented.

(4)	The net asset value includes the net assets of the Domestic Feeder and Offshore Feeder.

(5)	On April 19, 2017, the Offshore Feeder received a redemption request for a redemption of approximately $68.3 million (value date of June 30, 2017). This redemption was from a European investor impacted by regulatory constraints and is expected to be effectuated on August 31, 2017. The Net Asset Value presented has not been reduced for this redemption request.

(6)	Actual Net YTD return is based on a calendar year end, although this fund operates on a September 30th fiscal year end.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to the ZAIS Managed Entities; and (4) making distributions to its members. At June 30, 2017 and December 31, 2016, our Cash and cash equivalents, on an unconsolidated basis, were $17.0 million and $38.7 million, respectively, including United States government obligations.

Our material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, property and equipment and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund its business requirements with the proceeds from the Business Combination. For the six months ended June 30, 2017 the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $8.4 million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. The 2017 quarterly results generated negative working capital, and we expect to continue to draw from operating cash balances and the proceeds from the Business Combination to fund our operations and working capital for the foreseeable future.

The six months ended June 30, 2017 and June 30, 2016 reflect the cash flows of ZAIS’s operating businesses and the Consolidated Funds required to be consolidated under ASU 2015-02. The assets of ZAIS Group’s Consolidated Funds have an effect on ZAIS Group’s reported cash flows. The primary cash flow activities of the Consolidated Funds vary depending on the activities of the Consolidated Funds. These activities may include: (1) raising capital from third party investors, which is reflected as non-controlling interests in the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities or bank loans; (3) generating cash through the realization of certain investments; and (4) distributing cash to investors or note holders. The Consolidated Funds, except for consolidated CLOs, are treated as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as operating cash flows.

As of June 30, 2017, $36.6 million of the proceeds of the Business Combination had been deployed to expand existing product lines. This amount includes $26.6 million of capital contributed to Zephyr A-6, a majority owned subsidiary of ZAIS Group, which was formed to invest in ZAIS Group managed CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act and a $5.0 million equity investment in the first-loss equity tranche of a ZAIS Managed Entity focused on investing in high-yield bonds. ZAIS Group’s total commitment to the equity capital of Zephyr A-6 is $51.0 million. Additionally, in February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of August 14, 2017. ZAIS Group also made a $5.0 million commitment to a ZAIS Managed Entity in June 2017 which carries first loss risk. ZAIS Group funded its entire $5.0 million commitment on June 29, 2017. There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

We continually review our business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion in our capabilities in the residential whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016 which resulted in a decrease of 23 employees of ZAIS Group.  This reduction resulted in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. At June 30, 2017, the Company had 61 employees compared with 60 employees at December 31, 2016 and 95 employees at December 31, 2015.

On October 31, 2016, the management agreement between ZAIS REIT Management and ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. which resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016.  As a result, management fees earned by ZAIS Group will decrease by approximately $2.8 million annually on a run-rate basis. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million.

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

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(20,441)	$(24,956)
Net cash provided by (used in) investing activities	(5,152)	8,233
Net cash provided by (used in) financing activities	3,816	4,623
Change in cash and cash equivalents denominated in foreign currency	35	(187)
Net change in cash and cash equivalents	$(21,742)	$(12,287)

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

Our net cash used in operating activities for the six months ended June 30, 2017 was $20.4 million, compared to net cash used in operating activities of $25.0 million for the six months ended June 30, 2016. The reduction in cash flow used in operating activities of $4.5 million was primarily due to the following:

•	An increase in cash receipts of $6.9 million related to incentive fee income primarily due to higher incentive fee income earned from certain ZAIS Managed Entities and accrued at December 31, 2016 and collected in 2017 compared to amounts accrued at December 31, 2015 and collected in 2016;

•	A net increase in cash paid for compensation expense of $0.6 million primarily due to an increase in cash paid for incentive compensation of $2.1 million primarily due to an increase in guaranteed bonuses and incentive compensation awards accrued at December 31, 2016 and paid in February 2017, offset by a reduction in salary expense of $1.5 million primarily due to the reduction in force which occurred on March 8, 2016;

•	A decrease in cash paid for general, administrative and other expenses of $1.5 million due to a focused expense reduction; and

•	A decrease in cash receipts of $0.5 million related to proceeds received from our insurance providers for our claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry which had been approved; and

•	A net increase of $2.9 million in cash used in the activities of the Consolidated Funds.

Investing Activities

Our net cash used in investing activities was $5.2 million for the six months ended June 30, 2017 and was primarily due to the contribution of $5.0 million in June 2017 to a ZAIS Managed Entity which carries first loss risk and the purchase of information technology hardware and software of $.2 million.

Our net cash provided by investing activities was $8.2 million for the six months ended June 30, 2016 and was primarily due to the proceeds from the sale of our investment in a mutual fund of $8.1 million.

Financing Activities

Our net cash provided by financing activities was $3.8 million for the six months ended June 30, 2017. This amount includes contributions from non-controlling interests in Consolidated Funds of $5.9 million, partially offset by the repayment of our notes payable of $1.3 million and the payment of employee taxes of $0.8 million relating to the issuance of Class A Common Stock, on a net basis, to employees who elected to cancel their B-0 Units in substitution for RSUs which vested on March 17, 2017.

Our net cash provided by financing activities was $4.6 million for the six months ended June 30, 2016 which was due to contributions from non-controlling interests in Consolidated Funds of $4.9 million, partially offset by distributions to non-controlling interests in ZGP of $0.3 million which represent distributions to Class B interests in ZAIS REIT Management.

Future Sources and Uses of Liquidity

Our current sources of liquidity are (1) cash on hand, including a portion of the net proceeds from the Business Combination; (2) cash flows from operations, including management fee income and incentive income and (3) realizations on our investments in ZAIS Managed Entities. ZAIS believes that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments. Our primary liquidity needs will be comprised of cash to (1) fund our operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business; (3) fund ZAIS Group’s potential commitments to new and existing ZAIS Managed Entities; (4) provide capital to facilitate our expansion into businesses that are complimentary to ZAIS Group’s existing investment management business; and (5) pay income taxes.

Gain Contingencies

In 2016, the Company received notification from one of its insurance providers that its claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved. The Company had paid approximately $0.02 million and $0.2 million during the six months ended June 30, 2017 and June 30, 2016, respectively, for legal and other costs incurred in excess of our insurance deductible. The cumulative insurance reimbursements that the Company has received through June 30, 2017 and December 31, 2016 were approximately $0.9 million and $0.9 million, respectively. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.55 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the six months ended June 30, 2016 for the portion that related to 2015. At June 30, 2017 and December 31, 2016, the remaining amount submitted to the insurance carrier for reimbursement was approximately $0.02 and $0.02 million, respectively, and is included in Other assets in the Consolidated Statements of Financial Condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at June 30, 2017 or December 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

PART II − OTHER INFORMATION

Item 1. Legal Proceedings.

On March 6, 2017, a complaint was filed in the Supreme Court of the State of New York, County of New York, entitled Parsifal Partners B, LP against Christian Zugel, Michael Szymanski, R. Bruce Cameron (a former Chairman and Chief Executive Officer of HF2 and former director of the Company), ZAIS Group Holdings, Inc. and Berkshire Capital Securities LLC. The complaint contains claims alleging breaches of fiduciary duties and contract, tortious interference, fraudulent concealment and unjust enrichment. The plaintiff’s allegations include that, in connection with the Business Combination, the defendants unlawfully decreased the plaintiff’s equity interest in the Company and unlawfully restricted the alienation of plaintiff’s remaining equity interest in the Company. The complaint seeks damages of not less than $4.2 million, plus interest, and punitive damages. On April 10, 2017, the Company and Messrs. Zugel and Szymanski moved to dismiss the claims asserted against them.  On April 21, 2017, R. Bruce Cameron and Berkshire Capital Securities LLC moved to dismiss the claims asserted against them.  Briefing on both motions to dismiss was completed on June 19, 2017, and the parties are awaiting a ruling. The Company believes that the allegations in the complaint against the Company and Messrs. Zugel and Szymanski are completely without merit and intends to defend this case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The Company has established November 7, 2017 as the date of the Company’s Annual Meeting of Stockholders (“2017 Annual Meeting”). Stockholders who wish to have a proposal considered for inclusion into the Company’s proxy statement, to bring business before the 2017 Annual Meeting, or to nominate a person for election at the 2017 Annual Meeting, must submit such proposal to the Secretary of the Company no later than the close of business on August 24, 2017.

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
Nisha Motani
Chief Financial Officer and Chief Accounting Officer
Date: August 14, 2017

EXHIBIT INDEX

Exhibit Number	Description of Document
10.1	Award Letter, dated as of April 5, 2017, from ZAIS Group, LLC to Michael Szymanski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on April 7, 2017).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

