Form 10-Q
period 2017-09-30
ZAIS Group Holdings, Inc.
filed 2017-11-13
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 13, 2017, 14,555,113 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except share amounts)

	September 30, 2017	December 31, 2016

Assets
Cash and cash equivalents	$16,241	$38,712
Income and fees receivable	6,264	8,805
Investments in affiliates, at fair value	10,153	5,273
Due from related parties	958	734
Property and equipment, net	222	274
Prepaid expenses	1,457	906
Other assets	371	348
Assets of Consolidated Funds
Cash and cash equivalents	37	37,080
Investments, at fair value	63,607	404,365
Due from broker	—	16,438
Receivable for securities sold	38,700	—
Other assets	1,620	1,210
Total Assets	$139,630	$514,145

Liabilities and Equity
Liabilities
Notes payable	$—	$1,263
Compensation payable	7,162	7,836
Due to related parties	31	31
Fees payable	61	2,439
Other liabilities	1,251	1,127
Liabilities of Consolidated Funds
Notes payable of consolidated CLO, at fair value	—	384,901
Payables for securities purchased	38,034	—
Due to broker	—	24,462
Other liabilities	236	2,121
Total Liabilities	46,775	424,180

Commitments and Contingencies (Note 12)

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 14,480,782 and 13,900,917 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding.	—	—
Additional paid-in capital	64,278	63,413
Retained earnings (Accumulated deficit)	(23,376)	(18,965)
Accumulated other comprehensive income (loss)	(49)	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,854	44,379
Non-controlling interests in ZAIS Group Parent, LLC	19,609	22,258
Non-controlling interests in Consolidated Funds	32,392	23,328
Total Equity	92,855	89,965
Total Liabilities and Equity	$139,630	$514,145

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Management fee income	$4,223	$3,654	$11,019	$10,794
Incentive income	4,559	3,614	7,740	3,909
Reimbursement revenue	418	—	1,295	—
Other revenues	77	79	247	238
Income of Consolidated Funds	85	—	489	—
Total Revenues	9,362	7,347	20,790	14,941
Expenses
Compensation and benefits	5,775	6,908	18,808	23,914
General, administrative and other	3,712	2,963	11,260	9,123
Depreciation and amortization	118	79	229	206
Expenses of Consolidated Funds	210	16	283	64
Total Expenses	9,815	9,966	30,580	33,307
Other income (loss)
Net gain (loss) on investments	81	46	195	83
Other income (expense)	32	53	48	745
Net gain (loss) of Consolidated Funds’ investments	1,304	4,115	4,018	7,808
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	620	—	2,118	—
Total Other Income (Loss)	2,037	4,214	6,379	8,636
Income (loss) before income taxes	1,584	1,595	(3,411)	(9,730)
Income tax (benefit) expense	9	(21)	19	(12)
Consolidated net income (loss), net of tax	1,575	1,616	(3,430)	(9,718)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(8)	(61)	31	(262)
Total Comprehensive Income (Loss)	$1,567	$1,555	$(3,399)	$(9,980)

Allocation of Consolidated Net Income (Loss), net of tax
Non-controlling interests in Consolidated Funds	$977	$1,902	$3,184	$3,688
Stockholders’ equity, ZAIS Group Holdings, Inc.	403	(286)	(4,411)	(9,196)
Non-controlling interests in ZAIS Group Parent, LLC	195	—	(2,203)	(4,210)
Total Allocation of Consolidated Net Income (Loss), net of tax	$1,575	$1,616	$(3,430)	$(9,718)

Allocation of Total Comprehensive Income (Loss)
Non-controlling interests in Consolidated Funds	$977	$1,902	$3,184	$3,688
Stockholders’ equity, ZAIS Group Holdings, Inc.	398	(326)	(4,390)	(9,370)
Non-controlling interests in ZAIS Group Parent, LLC	192	(21)	(2,193)	(4,298)
Total Allocation of Total Comprehensive Income (Loss)	$1,567	$1,555	$(3,399)	$(9,980)

Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$0.03	$(0.02)	$(0.31)	$(0.66)
Consolidated Net Income (Loss), net of tax per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$0.03	$(0.02)	$(0.31)	$(0.66)

Weighted average shares of Class A common stock outstanding:
Basic	14,480,782	13,900,917	14,315,387	13,887,997
Diluted	21,480,782	20,900,917	21,315,387	20,887,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity and Non-controlling Interests (Unaudited)
(Dollars in thousands, except share amounts)

Nine Months Ended September 30, 2017	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2016	13,900,917	$1	20,000,000	$-	$63,413	$(18,965)	$(70)	$22,258	$23,328	$89,965
Settlement of RSU awards	579,865	-	-	-	447	-	-	(447)	-	-
Payment of employee taxes in connection with net settlement of RSUs	-	-	-	-	(801)	-	-	-	-	(801)
Modification of equity awards to liability awards	-	-	-	-	(17)	-	-	(9)	-	(26)
Capital contributions	-	-	-	-	-	-	-	-	5,880	5,880
Equity-based compensation charges	-	-	-	-	1,236	-	-	-	-	1,236
Consolidated net income (loss)	-	-	-	-	-	(4,411)	-	(2,203)	3,184	(3,430)
Other comprehensive income (loss)	-	-	-	-	-	-	21	10	-	31
September 30, 2017	14,480,782	$1	20,000,000	$-	$64,278	$(23,376)	$(49)	$19,609	$32,392	$92,855

Nine Months Ended September 30, 2016	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2015	13,870,917	$1	20,000,000	$-	$60,817	$(13,805)	$158	$23,716	$14,916	$85,803

Settlement of RSU awards	30,000	-	-	-	30	-	-	(30)	-	-
Capital contributions	-	-	-	-	-	-	-	-	4,907	4,907
Capital distributions	-	-	-	-	-	-	-	(429)	-	(429)
Equity-based compensation charges	-	-	-	-	1,962	-	-	989	-	2,951
Consolidated net income (loss)	-	-	-	-	-	(9,196)	-	(4,210)	3,688	(9,718)
Other comprehensive income (loss)	-	-	-	-	-	-	(174)	(88)	-	(262)
September 30, 2016	13,900,917	$1	20,000,000	$-	$62,809	$(23,001)	$(16)	$19,948	$23,511	$83,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016

Cash Flows from Operating Activities
Consolidated net income (loss)	$(3,430)	$(9,718)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	229	206
Net (gain) loss on investments	(32)	(83)
Non-cash stock-based compensation	1,236	2,951
Interest expense on notes payable	—	6
Operating cash flows due to changes in:
Income and fees receivable	3,049	(2,781)
Due from related parties	(223)	(164)
Prepaid expenses	(551)	(669)
Other assets	7	(157)
Compensation payable	(701)	2,097
Due to related parties	—	(31)
Fees payable	(2,378)	(756)
Other liabilities	123	(574)
Items related to Consolidated Funds:
Purchases of investments and investments in affiliated securities	(366,960)	(30,348)
Proceeds from sale of investments	231,296	—
Proceeds from sale of beneficial interest of collateralized financing entities	105,054	40,000
Net (gain) loss on investments	6,637	509
Net (gain) loss on beneficial interest of consolidated collateralized financing entity	(2,118)	—
Net change in unrealized (gain) loss on notes payable of consolidated CLO	(8,362)	—
Change in cash and cash equivalents	23,138	33
Change in receivable for securities sold	(38,700)	(40,000)
Change in due from broker	12,563	—
Change in other assets	(3,091)	—
Change in dividend receivable	1,372	(8,317)
Change in payable for securities purchased	38,034	20,348
Change in due to broker	(16,499)	—
Change in other liabilities	(958)	(25)
Net Cash Provided by (Used in) Operating Activities	(21,265)	(27,473)

Cash Flows from Investing Activities
Purchases of property and equipment	(178)	(17)
Distributions from investments in affiliates	—	165
Purchases of investments in affiliates	(5,000)	—
Purchases of investments, at fair value	—	(11)
Proceeds from sales of investments, at fair value	124	8,174
Net Cash Provided by (Used in) Investing Activities	(5,054)	8,311

Cash Flows from Financing Activities
Contributions from non-controlling interests in Consolidated Funds	5,880	4,907
Payment of employee taxes in connection with net settlement of RSUs	(801)	—
Repayment of notes payable	(1,263)	—
Distributions to non-controlling interests in ZGP	—	(429)
Net Cash Provided by (Used in) Financing Activities	3,816	4,478

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	32	(246)
Net increase (decrease) in cash and cash equivalents	(22,471)	(14,930)
Cash and cash equivalents, beginning of period	38,712	44,351
Cash and cash equivalents, end of period	$16,241	$29,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

1.	Organization

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

Commencing in 2015, the Company’s management and its Board of Directors (the “Board”) have been conducting periodic strategic reviews of the Company’s business in order to enhance shareholder value. On February 15, 2017, the Board established a Special Committee of independent and disinterested directors (the “Special Committee of the Board of Directors”) to consider any proposals by management or third parties for strategic transactions. On September 5, 2017, Z Acquisition LLC entered into a share purchase agreement with Ramguard LLC pursuant to which Z Acquisition LLC will acquire 6,500,000 shares of Class A Common Stock (“Class A Common Stock”) of the Company at a purchase price of $4.00 per share for a combination of cash and a note (the “Ramguard Agreement”). After giving effect to the Ramguard Agreement, Christian Zugel would hold, directly or indirectly, 6,800,000 shares of the Class A Common Stock and 3,325,000 Class A Units of ZGP (“Class A Units”). Also, on September 5, 2017, the Special Committee of the Board of Directors received a letter (the “Letter”) from Christian Zugel seeking to pursue discussions with the Special Committee of the Board of Directors to take the Company private by acquiring through a merger the remaining issued and outstanding shares of Class A Common Stock of the Company, other than shares held by Christian Zugel and his affiliates, at $4.00 per share in an all cash transaction. The Company and Christian Zugel are negotiating the terms of an agreement for such a merger, which agreement will be subject to the approval of the Special Committee of the Board of Directors, the Board and the Company’s shareholders. If such merger is consummated, the Company expects to terminate the registration of ZAIS Class A Common Stock under the Securities Exchange Act of 1934, as amended, and to cease periodic and other public company compliance and reporting. There is no assurance that the discussions and negotiations between the Company and Christian Zugel which have taken place or may in the future take place will result in any agreement with respect to a merger. The Company intends to make a public announcement in the event, and at the time, of the approval of a merger agreement by the Board and the Special Committee of the Board.

The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as CLOs, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group had the following assets under management (“AUM”):

Reporting Period	Approximately (in billions)
As of September 30, 2017(1)	$4.144
As of December 31, 2016	$3.444

(1) In order to finance the purchase of the Company’s Class A Common Stock pursuant to the Ramguard Agreement, Christian Zugel and various trusts for which relatives of Christian Zugel are the beneficiaries have submitted a redemption request to redeem approximately $5.4 million (value date of September 30, 2017) of interests effective December 31, 2017, from ZAIS Opportunity Domestic Feeder Fund, LP, which serves as the feeder fund to ZAIS Opportunity Master Fund, Ltd, a ZAIS Managed Entity. The AUM presented has not been reduced to account for this redemption request.

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

Additionally, a significant source of the Company’s revenues and other income is derived from income of Consolidated Funds, net gains of Consolidated Funds’ investments and net gains on beneficial interests of consolidated collateralized financing entities which invest in bank loans. A portion of income of Consolidated Funds and net gains of Consolidated Funds’ investments are allocated to non-controlling interests in Consolidated Funds.

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

The consolidated financial statements include non-controlling interests in ZGP which is comprised of Class A Units held by Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties (collectively, the “ZGP Founder Members”).

The Company’s consolidated financial statements also include variable interest entities for which ZAIS Group is considered the primary beneficiary, and certain entities that are considered voting interest entities in which ZAIS Group has a controlling financial interest.

The Consolidated Funds include the following entities for the reporting periods presented:

	As of		Three Months Ended September 30,		Nine Months Ended September 30,
Entity	September 30, 2017	December 31, 2016	2017	2016	2017	2016

ZAIS Zephyr A-6, LP (“Zephyr A-6”)	✓	✓	✓	✓	✓	✓

ZAIS CLO 5, Limited (“ZAIS CLO 5” or “Consolidated CLO”)	—	✓	✓(1)	—	✓(1)	—

(1) ZAIS CLO 5 is consolidated from the beginning of the period through August 10, 2017, the date which ZAIS CLO 5 was deconsolidated.

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

For consolidated CLOs, the Company uses the measurement alternative included in the collateralized financing entity guidance (the “Measurement Alternative”). The Company measures both the financial assets and financial liabilities of the consolidated CLO in its consolidated financial statements using the fair value of the financial assets of the consolidated CLO, which are more observable than the fair value of the financial liabilities of the consolidated CLO. As a result, the financial assets of the consolidated CLO are measured at fair value and the financial liabilities are measured in consolidation as: the sum of the fair value of the financial assets and the carrying value of any non-financial assets that are incidental to the operations of the CLO less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represent compensation for services. The resulting amount is allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the Measurement Alternative, the Company’s consolidated net income reflects the Company’s own economic interests in the consolidated CLO including changes in the (i) fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services. Such changes are presented in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

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

Reimbursement Revenue

ZAIS Group pays research and data services expenses relating to the management of the ZAIS Managed Entities directly to vendors and may allocate a portion of these costs to the respective ZAIS Managed Entities per the terms of the applicable related agreements (the “Research Costs”). Certain of these amounts may be reimbursable by the respective ZAIS Managed Entities and are recorded as Reimbursement revenue in the Consolidated Statements of Comprehensive Income (Loss) to the extent the Company is the primary obligor for such expenses and if the costs are charged back to the respective funds. The amounts for the three and nine months ended September 30, 2016 were not material and therefore were not separately reported in the Consolidated Statements of Comprehensive Income (Loss).

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

Recent Accounting Pronouncements

Since May 2014, the FASB has issued ASU Nos. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers. The objective of the guidance is to clarify the principles for recognizing revenue and supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance is to be applied retrospectively to all prior periods presented or through a cumulative adjustment in the year of adoption, for interim and annual periods beginning after December 15, 2017. However, a decision on the adoption method has not been made as of the date of this Report. The Company currently recognizes incentive income subject to contingent repayment once all contingencies have been resolved, whereas the new guidance requires an entity to recognize such revenue when it concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty is resolved. As such, the adoption of the new guidance may require the Company to recognize incentive income earlier than as prescribed under current guidance. The Company does not anticipate a significant change in the amount and timing of revenue recognition for management fee and reimbursement revenue. The Company continues to assess the impact of the rule changes on required disclosures.  The above includes the Company’s findings through the current report date.

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

Adopted Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payments Accounting ("ASU 2016-09").  ASU 2016-09 simplifies accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the consolidated statement of cash flows.  The Company adopted ASU 2016-09 as of January 1, 2017 with no significant impact on the consolidated financial statements.

3.	Investments in Affiliates

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of November 13, 2017.

In June 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which carries first loss risk. ZAIS Group funded its entire $5.0 million commitment on June 29, 2017.

In July 2017, ZAIS liquidated the ZAIS Atlas Master Fund, LP and its feeder fund (together, the “Atlas Fund”), a ZAIS Managed Entity. ZAIS’s remaining amount due from the Atlas Fund was approximately $0.014 million at September 30, 2017. Such amount is included in Other assets in the Consolidated Statements of Financial Condition. At December 31, 2016, the Company’s investment in the Atlas Fund was $0.1 million. Such amount is included in Investments in affiliates in the Consolidated Statements of Financial Condition.

At September 30, 2017 and December 31, 2016, the Company held investments in four and five unconsolidated ZAIS Managed Entities (excluding an investment in a ZAIS Managed Entity for which no capital has been called as of November 13, 2017), respectively.

The Company applied the fair value option to its investments in the ZAIS Managed Entities that are not consolidated. The Company believes that reporting the fair value of these investments is more indicative of the Company’s financial position than the equity method of accounting.

The fair value of these investments was as follows:

September 30, 2017	December 31, 2016
(Dollars in thousands)

$10,153	$5,273

The Company recorded a change in unrealized gain (loss) associated with the investments still held at the end of each respective period as follows:

Three Months Ended		Nine Months Ended
September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Dollars in thousands)

$2	$(32)	$12	$(55)

Such amounts are included in Net gain (loss) on investments in the Consolidated Statements of Comprehensive Income (Loss).

At September 30, 2017 and December 31, 2016, neither the Company’s equity investment, individually or in the aggregate, nor the Company’s proportionate share of the total assets of unconsolidated ZAIS Managed Entities in which the Company invested, exceeded 20% of the Company’s total consolidated assets. Additionally, the Company did not have any income related to these investments, individually or in the aggregate, which exceeded 20% of its total Consolidated net income, net of tax for the three or nine months ended September 30, 2017 and September 30, 2016. As such, the Company did not present separate or summarized financial statements for any of these investees.

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

The lack of an established, liquid secondary market for some of the Company’s holdings may have an adverse effect on the fair value of those holdings and on the Company’s ability to dispose of them. Additionally, the public markets for the Company’s holdings may experience periods of volatility and periods of reduced liquidity and the Company’s holdings may be subject to certain other transfer restrictions that may further contribute to illiquidity. Such illiquidity may adversely affect the price and timing of liquidations of the Company’s holdings.

The following is a description of the valuation techniques used to measure fair value:

Investments in Bank Loans

The Company uses a nationally recognized pricing source to provide pricing information used to determine the price for the bank loans held by the consolidated CLOs.

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

The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest and delayed compensation plus interest received less financing cost, cost of carry and any applicable expenses) to the CLO Warehouse equity contribution made by the Consolidated Funds, unless ZAIS Group determines that the securitization will not be achieved, in which case, the fair value of a CLO Warehouse will be established based on the fair value of the underlying bank loan positions which are valued in a manner consistent with ZAIS Group’s valuation policy and procedures.  CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes. Changes in the fair value of a CLO Warehouse are reported in Net gain (loss) of Consolidated Funds’ investments in the Consolidated Statements of Comprehensive Income (Loss).

Investment in Affiliates

Under U.S. GAAP, the Company is permitted, as a practical expedient, to estimate the fair value of its investments in other investment companies using the net asset value (or its equivalent) of the related investment company. Accordingly, the Company utilizes the net asset value in valuing its investments in the unconsolidated ZAIS Managed Entities (excluding CLOs), which is an amount equal to the sum of the Company’s proportionate interest in the capital accounts of the affiliated entities at fair value. The fair value of the assets and liabilities of the ZAIS Managed Entities are determined by the Company in accordance with its valuation policies described above. Investments measured at fair value using the practical expedient are not required to be categorized within the fair value hierarchy. The resulting net gains or losses on investments are included in Net gain (loss) on investments in the Consolidated Statements of Comprehensive Income (Loss).

ZAIS Group has the ability to liquidate its investments according to the provisions of the respective entities’ operating agreements.

Notes payable of Consolidated CLO

The fair value of Notes payable of consolidated CLO is determined by applying the Measurement Alternative.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels or based on net asset values, as applicable:

	September 30, 2017
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$14,870	$—	$—	$—	$14,870

Investments in affiliates, at fair value	—	—	—	10,153	10,153

Assets of Consolidated Funds
Investments, at fair value:
CLOs:
Senior notes	—	—	36,604	—	36,604
Mezzanine notes	—	—	21,971	—	21,971
Subordinated notes	—	—	5,032	—	5,032
Total – investments, at fair value	—	—	63,607	—	63,607
Total assets, at fair value	$14,870	$—	$63,607	$10,153	$88,630

	December 31, 2016
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$36,971	$—	$—	$—	$36,971

Investments in affiliates, at fair value	—	—	—	5,273	5,273
Assets of Consolidated Funds
Investments, at fair value:
Bank loans	—	—	389,329	—	389,329
CLOs:
Warehouse	—	—	15,036	—	15,036
Total – investments, at fair value	—	—	404,365	—	404,365
Total assets, at fair value	$36,971	$—	$404,365	$5,273	$446,609

Liabilities, at fair value:
Liabilities of Consolidated Funds
Notes payable of consolidated CLO, at fair value	—	—	384,901	—	384,901
Total liabilities, at fair value	$—	$—	$384,901	$—	$384,901

The following tables summarize the changes in the Company’s Level 3 assets:

	Nine Months Ended September 30, 2017
	(Dollars in thousands)
	Beginning Balance January 1, 2017	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Amortization of Discounts/ Premiums	Effect of Deconsolidation	Transfers to (from) Level 3	Ending Balance September 30, 2017	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at September 30, 2017
Assets:
Bank loans	$389,329	$231,203	$(231,296)	$(4,236)	$848	$(385,848)	$—	$—	$—
CLOs:
Senior notes	—	36,600	—	(265)	269	—	—	36,604	(265)
Mezzanine notes	—	21,916	—	(59)	114	—	—	21,971	(59)
Subordinated notes	—	8,541	(3,872)	257	106	—	—	5,032	140
Warehouse	15,036	68,700	(87,820)	4,084	—	—	—	—	—
Total investments, at fair value	$404,365	$366,960	$(322,988)	$(219)	$1,337	$(385,848)	$—	$63,607	$(184)

Liabilities:
Notes payable of consolidated CLO, at fair value	$384,901	—	—	(8,362)	—	(376,539)	—	—	—
Total liabilities, at fair value	$384,901	$—	$—	$(8,362)	$—	$(376,539)	$—	$—	$—

	Nine Months Ended September 30, 2016
	( Dollars in thousands )
	Beginning Balance January 1, 2016	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Transfers to (from) Level 3	Ending Balance September 30, 2016	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at September 30, 2016
CLOs:
Warehouse	$30,509	$10,000	$(48,317)	$7,808	$—	$—	$—
ZAIS CLO 5	—	20,348	—	—	—	20,348	—
Total investments, at fair value	$30,509	$30,348	$(48,317)	$7,808	$—	$20,348	$—

The Company’s policy is to record transfers between Level 1, Level 2 and Level 3, if any, at the beginning of the period. There were no transfers between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2017 or September 30, 2016.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds:

Investment Type	Fair Value at September 30, 2017	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Funds:
CLOs:
Senior notes	$36,604	Third party pricing source	Not applicable	Not applicable	—	—	—
Mezzanine notes	21,971	Third party pricing source	Not applicable	Not applicable	—	—	—
Subordinated notes	5,032	Third party pricing source	Not applicable	Not applicable	—	—	—
Total – Investments, at fair value	$63,607

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Funds:
Bank loans	$389,329	Third party valuation source	Not applicable	Not applicable	—	—	—
CLOs:
Warehouse	15,036	Cost plus excess spread	Excess spread	0.2%	0.2%	0.2%	0.2%
Total – Investments, at fair value	$404,365

Liabilities of Consolidated Funds:
Notes payable of consolidated CLO, at fair value	$384,901	Measurement Alternative	Not applicable	Not applicable	—	—	—
Total – Notes payable of consolidated CLO, at fair value	$384,901

5.	Variable Interest Entities and Voting Interest Entities

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

 Funds

The Company has determined that the fee it receives from several of the hedge funds and hybrid private equity funds ZAIS Group manages does not represent a variable interest, because ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms. The Company considered investments its related parties have in these entities when determining if ZAIS Group’s fee represented a variable interest.

ZAIS Group owns 51% of a majority-owned affiliate, Zephyr A-6, which was formed to invest in collateralized loan obligation vehicles, including during the related warehouse period of such vehicles. The Company has determined that ZAIS Group is the primary beneficiary of Zephyr A-6 and therefore has consolidated Zephyr A-6 in its consolidated financial statements at September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and September 30, 2016. ZAIS Group is the primary beneficiary since it is deemed to have (i) the power to direct activities of the entity that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

ZAIS Group’s ownership interest in Zephyr A-6 was reduced on October 12, 2017 (see Note 17 – “Subsequent Events”).

Zephyr A-6’s investments are as follows:

ZAIS CLO 5

ZAIS CLO 5 was in the warehouse phase from June 29, 2016, its inception date, through October 26, 2016 (the “ZAIS CLO 5 Closing Date”). During this period (the “ZAIS CLO 5 Warehouse Period”), ZAIS CLO 5 financed the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 5 during the ZAIS CLO 5 Warehouse Period.

ZAIS CLO 5 which priced on September 23, 2016 and closed on the ZAIS CLO 5 Closing Date, invests primarily in first lien, senior secured bank loans and had a total capitalization of $408.5 million at the time of closing, which consisted of senior and mezzanine notes with an aggregate par amount of $368.0 million and subordinated notes of $40.5 million. The CLO matures in October 2028. In connection with the closing, Zephyr A-6 recognized a dividend of $8.8 million which represents gains that were realized under the terms of the CLO Warehouse agreement.

Zephyr A-6’s initial investment in ZAIS CLO 5 was $20.3 million ($20.5 million par), which represented approximately a 2.1% economic interest in the senior and mezzanine notes and approximately 31.8% economic interest in the subordinated notes. The Company determined that it was the primary beneficiary of ZAIS CLO 5 based on (i) its ability to impact the activities which most significantly impact ZAIS CLO 5’s economic performance as collateral manager and (ii) Zephyr A-6’s significant investment in the subordinated notes of ZAIS CLO 5. Therefore, the Company initially consolidated ZAIS CLO 5 in its financial statements on the ZAIS CLO 5 Closing Date.

In February 2017 Zephyr A-6 sold its interest in the Class A-1 tranche of ZAIS CLO 5 for a sales price of approximately $5.4 million and recognized a loss of approximately $81,000. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

On August 10, 2017 Zephyr A-6 sold all of its remaining interests in ZAIS CLO 5 for a sales price of approximately $12.1 million and recognized a loss of approximately $0.2 million. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss). The sale was not to a related party. Subsequent to the sale of its interests in ZAIS CLO 5, Zephyr A-6 did not have any investment in ZAIS CLO 5 and therefore the Company deconsolidated ZAIS CLO 5 as of August 10, 2017. A wholly owned subsidiary of ZAIS continued as the collateral manager for ZAIS CLO 5 subsequent to the deconsolidation.

The Company consolidated ZAIS CLO 5 in its financial statements for the period from October 26, 2016 through December 31, 2016 and for the period from January 1, 2017 through August 10, 2017 and as of December 31, 2016. Zephyr A-6 had an investment of $19.5 million in ZAIS CLO 5, at fair value, at December 31, 2016. This investment represents approximately a 2.1% economic interest in the senior and mezzanine notes and a 31.8% economic interest in the subordinated notes of ZAIS CLO 5 at December 31, 2016.

ZAIS CLO 6, Limited (“ZAIS CLO 6”)

ZAIS CLO 6 was in the warehouse phase from November 18, 2016, its inception date, through June 1, 2017 (the “ZAIS CLO 6 Closing Date”). During this period (the “ZAIS CLO 6 Warehouse Period”), ZAIS CLO 6 financed the majority of its loan purchases using its warehouse facility. ZAIS CLO 6 did not meet the consolidation criteria during the ZAIS CLO 6 Warehouse Period.

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

 Prior to the ZAIS CLO 6 Closing Date, Zephyr A-6 sold a portion of its interest in the subordinated notes of ZAIS CLO 6 for a sales price of approximately $3.9 million and recognized a gain of approximately $0.2 million. Such amount is included in Net gain (loss) of Consolidated Funds’ investments in the Consolidated Statements of Comprehensive Income (Loss). This transaction reduced Zephyr A-6’s economic interest in the subordinated notes from 13.5% to 5.0%. The Company determined that it was not the primary beneficiary of ZAIS CLO 6 on the ZAIS CLO 6 Closing Date based on Zephyr A-6’s minimal investment in the subordinated notes of ZAIS CLO 6. Therefore, the Company was not required to consolidate ZAIS CLO 6 in its financial statements as of the ZAIS CLO 6 Closing Date.

 Zephyr A-6’s investment in ZAIS CLO 6 was $25.5 million at fair value, at September 30, 2017 ($25.6 million par), which represented approximately a 5.0% economic interest in the senior, mezzanine and subordinated notes based on notional value. The Company determined that it is not the primary beneficiary of ZAIS CLO 6 based on Zephyr A-6’s minimal investment in the subordinated notes of ZAIS CLO 6 at September 30, 2017. Therefore, the Company was not required to consolidate ZAIS CLO 6 in its financial statements at September 30, 2017 or for the three and nine months ended September 30, 2017.

ZAIS CLO 7, Limited (“ZAIS CLO 7”)

ZAIS CLO 7 was in the warehouse phase from June 12, 2017, its inception date, through September 30, 2017. During this period (the “ZAIS CLO 7 Warehouse Period”), ZAIS CLO 7 financed the majority of its loan purchases using its warehouse facility. ZAIS CLO 7 did not meet the consolidation criteria during the ZAIS CLO 7 Warehouse Period.

ZAIS CLO 7, which priced on September 11, 2017 (the “ZAIS CLO 7 Pricing Date”), invests primarily in first lien senior secured bank loans and has a total capitalization of $564.0 million, which consists of senior and mezzanine notes with an aggregate par amount of $506.0 million and subordinated notes of $58.0 million. The CLO matures in April 2030.

At the ZAIS CLO 7 Pricing Date, Zephyr A-6 had (i) an investment of approximately $35.5 million in the senior and mezzanine notes and an investment of approximately $2.5 million in the subordinated notes of ZAIS CLO 7 and a corresponding payable of $38.0 million for its obligation to purchase the securities and (ii) a receivable for securities sold of $38.7 million for the return of its initial investment in ZAIS CLO 7 while it was in the warehouse period.  Zephyr A-6’s investment of $38.1 million in ZAIS CLO 7, at fair value, represents approximately 5.0% economic interest in the senior note tranches, 16.4% economic interest in the mezzanine note tranches and 5.0% economic interest in the subordinated note tranches. In total, Zephyr A-6 held a 6.78% economic interest in the total capital structure of ZAIS CLO 7 on the ZAIS CLO 7 Pricing Date.

The Company determined that it was not the primary beneficiary of ZAIS CLO 7 at the ZAIS CLO 7 Pricing Date or at September 30, 2017 because ZAIS CLO 7 was still in the warehouse phase. Therefore, the Company was not required to consolidate ZAIS CLO 7 in its financial statements as of the ZAIS CLO 7 Pricing Date or at September 30, 2017.

ZAIS CLO 7 closed on October 19, 2017 (see Note 17 – “Subsequent Events”).

Net gain (loss) of Consolidated Funds’ Investments

Net gain (loss) related to Zephyr A-6’s investments in ZAIS CLO 5, ZAIS CLO 6 and ZAIS CLO 7 for the period which the investments were not consolidated by the Company includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
ZAIS CLO 5:
Change in unrealized gain or loss	$—	$4,115	$—	$7,808

ZAIS CLO 6:
Change in unrealized gain or loss	(58)	—	(321)	—
Realized gains	(106)	—	2,867	—
Total – ZAIS CLO 6	(164)	—	2,546	—

ZAIS CLO 7:
Change in unrealized gain or loss	95	—	100	—
Realized gains	1,373	—	1,372	—
Total – ZAIS CLO 7	1,468	—	1,472	—

Total – Net gain (loss) of Consolidated Funds’ investments	$1,304	$4,115	$4,018	$7,808

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

For CLOs in which the Company has no economic interests other than ZAIS Group’s fee arrangement, the Company has determined that the fee it receives from the CLOs does not represent a variable interest because ZAIS Group’s fee arrangements are commensurate with the level of effort performed and include only customary terms. The Company considered investments its related parties have in the CLOs when determining if ZAIS Group’s fee represented a variable interest. The Company will continue to assess its investments in the CLOs to determine whether or not the Company is required to consolidate the CLOs in its financial statements.

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

VIEs

 Consolidated VIEs

At September 30, 2017 the Consolidated Funds consist of Zephyr A-6. At December 31, 2016 the Consolidated Funds consist of Zephyr A-6 and ZAIS CLO 5. Both Zephyr A-6 and ZAIS CLO 5 are VIEs.

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

Unconsolidated VIEs

At September 30, 2017 and December 31, 2016, the Company’s unconsolidated VIEs consisted of the Company’s investments in certain ZAIS Managed Entities as well as the Consolidated Fund’s investments in certain collateralized financing entities.

The carrying amounts of the unconsolidated VIEs are as follows:

Investment In	Financial Statement Line Item	September 30, 2017	December 31, 2016
		(Dollars in thousands)
Certain ZAIS Managed Entities	Investment in affiliates, at fair value	$5,153	$272
CLOs	Assets of Consolidated Funds – Investments at fair value	63,607	—
CLO Warehouses	Assets of Consolidated Funds – Investments at fair value	—	15,036
	Total	$68,760	$15,308

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

Zephyr A-6, one of the Consolidated Funds, contributed the following amounts to ZAIS CLO 5, ZAIS CLO 6 and ZAIS CLO 7 during the warehouse periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
ZAIS CLO 5	$—	$10,000	$—	$10,000
ZAIS CLO 6	—	—	30,000	—
ZAIS CLO 7	13,700	—	38,700	—
Total	$13,700	$10,000	$68,700	$10,000

Notes Payable of consolidated CLO

The Company did not consolidate ZAIS CLO 5 at September 30, 2017. Therefore, there are no notes payable of consolidated CLOs at September 30, 2017.

Notes payable of ZAIS CLO 5, the consolidated CLO, are collateralized by the assets held by ZAIS CLO 5. As of December 31, 2016, this collateral primarily consists of bank loans. The fair value of the assets and liabilities of ZAIS CLO 5 and the eliminations for the Consolidated Fund’s investment in ZAIS CLO 5 is as follows:

December 31, 2016
(Dollars in thousands)

Cash and cash equivalents	$23,987
Investments, at fair value	389,329
413,316

Other assets (liabilities), net	(8,909)
Notes payable of consolidated CLO, at fair value	404,407
Elimination of Consolidated Funds’ investments in CLO	(19,506)
Notes payable of consolidated CLO, at fair value (net of eliminations)	$384,901

The Company has elected to carry these notes at fair value in its Consolidated Statements of Financial Condition. Accordingly, the Company measured the fair value of the notes payable using the Measurement Alternative as described in Note 2.

 The table below presents information related to ZAIS CLO 5’s notes payable outstanding as of December 31, 2016. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the senior notes.

	December 31, 2016
	(Dollars in thousands)

	Unpaid Principal Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity (in Years)	Stated Maturity Dates
Senior and Mezzanine Secured Notes	$360,395	$357,489	2.97%	11.83	October 2028
Subordinated Notes	27,635	27,412	N/A	11.83	October 2028
Total	$388,030	$384,901

Unconsolidated Voting Interest Entities (“VOEs”)

At September 30, 2017 and December 31, 2016, the Company’s unconsolidated VOEs consisted of the Company’s investment in one ZAIS Managed Entity which carries first loss risk.

The carrying amounts of the unconsolidated VOEs are as follows:

Investment In	Financial Statement Line Item	September 30, 2017	December 31, 2016
		(Dollars in thousands)
Certain ZAIS Managed Entities	Investment in affiliates, at fair value	$5,000	$5,000

Such amounts are included in the Consolidated Statements of Financial Condition.

6.	Management Fee Income and Incentive Income

ZAIS Group earns management fees for the funds and accounts which are generally based on (i) the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or (ii) drawn capital during the investment period. Management fees are generally collected on a monthly or quarterly basis.

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

Zephyr A-6 invests in certain CLOs managed by ZAIS Group. ZAIS Group earns fees from these CLOs. Any senior management fees in excess of 0.15%, the subordinate fee and the incentive fee (collectively, the “Rebated Fees”) paid to the Company by these CLOs are subsequently paid to Zephyr A-6 by ZAIS Group and allocated among the limited partners of Zephyr A-6 pro rata based on their percentage interests in Zephyr A-6. As a result of its interest in Zephyr A-6, ZAIS Group is allocated a portion of the Rebated Fees. The fee rebate income and related expense are eliminated in consolidation. The amounts allocable to the non-ZAIS partner of Zephyr A-6 are included in Non-controlling interest in Consolidated Funds in the Consolidated Statements of Comprehensive Income (Loss). The restructuring of Zephyr A-6 on October 12, 2017 modified the calculation of the Rebated Fees for the period subsequent to the restructuring (see Note 17 – “Subsequent Events”).

Prior to October 31, 2016, ZAIS Group earned management fee income from ZFC REIT, quarterly, based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT was paid to holders of Class B interests in ZAIS REIT Management. The payment to the Class B interests in ZAIS REIT Management was recorded as distributions to non-controlling interests in ZAIS Group Parent, LLC. The income was recorded as Management fee income in the Consolidated Statements of Comprehensive Income (Loss), and the portion of the management fees allocated to the holders of Class B interests in ZAIS REIT Management was included in the Allocation of Consolidated Net Income (Loss) to Non-controlling interests in ZAIS Group Parent, LLC. On October 31, 2016, the management agreement with ZFC REIT was terminated upon the completion of the merger between ZFC REIT and Sutherland Asset Management Corp (the “Termination Agreement”). Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million in October 2016.

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

The following tables represent the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended September 30, 2017
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$2,748	$—	$2,748
CLOs	0.15% - 0.50%	1,653	(178)	1,475
Total		$4,401	$(178)	$4,223

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$4,548	$—	$4,548
CLOs	20%	11	—	11
Total		$4,559	$—	$4,559

		Three Months Ended September 30, 2016
		(Dollars in thousands)
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$2,669	$(218)	$2,451
CLOs	0.15% - 0.50%	481	—	481
ZFC REIT(3)	1.50%	722	—	722
Total		$3,872	$(218)	$3,654

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$3,614	$—	$3,614
Total		$3,614	$—	$3,614

		Nine Months Ended September 30, 2017
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$8,106	$—	$8,106
CLOs	0.15% - 0.50%	3,420	(507)	2,913
Total		$11,526	$(507)	$11,019

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$7,619	$—	$7,619
CLOs	20%	121	—	121
Total		$7,740	$—	$7,740

		Nine Months Ended September 30, 2016
		(Dollars in thousands)
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1)
Funds and accounts	0.50% - 1.25%	$7,438	$(218)	$7,220
CLOs	0.15% - 0.50%	1,311	—	1,311
ZFC REIT(3)	1.50%	2,263	—	2,263
Total		$11,012	$(218)	$10,794

Incentive Income (1) (2)
Funds and accounts	10% - 20%	$3,909	$—	$3,909
Total		$3,909	$—	$3,909

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fees rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	On October 31, 2016, the management agreement with ZFC REIT was terminated pursuant to the Termination Agreement.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Management fee income credit	$61	$52	$187	$156
Total	$61	$52	$187	$156

The following table presents the gross amount of the rebated fees prior to eliminations due to the consolidation of Zephyr A-6 and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended September 30, 2017
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Rebated Fees	$374	$(374)	$—
Total	$374	$(374)	$—

	Nine Months Ended September 30, 2017
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Rebated Fees	$664	$(664)	$—
Total	$664	$(664)	$—

There were no Rebated Fees for the three or nine months ended September 30, 2016.

Management fee income and incentive income which was accrued, but not received is as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)

Management fee income	$2,634	$1,284
Incentive income	3,630	7,521
Total	$6,264	$8,805

Such amounts are included in Income and fees receivable in the Consolidated Statements of Financial Condition.

The Company did not recognize any bad debt expense for the three and nine months ended September 30, 2017 or September 30, 2016. The Company believes all income and fees receivable balances are fully collectible.

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

The carrying amount of the Company’s notes payable approximates their fair value at December 31, 2016.

Total interest expense is included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) and was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$—	$2	$3	$6

8.	Compensation

The following table presents a detailed breakout of the Company’s compensation expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)

Salaries	$2,362	$2,497	$6,991	$8,370
Bonus	3,068	2,808	9,211	10,208
Severance	—	27	72	789
Equity-Based Compensation	68	1,269	1,236	2,951
Payroll taxes and benefits	277	307	1,298	1,593
Commissions	—	—	—	3
Total	$5,775	$6,908	$18,808	$23,914

A summary of the Company’s compensation arrangements are as follows:

Bonus

Incentive Cash Compensation

Employees are eligible to receive discretionary incentive cash compensation (the “Bonus Award”) on an annual basis and certain employees may also be eligible to receive guaranteed incentive compensation (the “Guarantees”). The amount of the Bonus Award is based on, among other factors, both individual performance and the financial results of ZAIS Group. For certain employees, as documented in an underlying agreement (the “Bonus Agreements”), the Bonus Award may be further subject to a retention-based payout schedule that generally provides for 30% of the Bonus Award to vest and be paid incrementally over a three-year period. The Company expenses all current cash incentive compensation award payments ratably in the first year. All future payments are amortized equally over the required service period over the remaining term of the Bonus Award as defined in the Bonus Agreements. Any Guarantees that are paid upon an employee commencing employment are expensed immediately by the Company. All future payments related to Guarantees are amortized equally over the required service period over the remaining term as defined in the agreements for the Guarantees (“Guarantee Agreements”). In the event an award is forfeited pursuant to the terms of the Bonus Agreements or Guarantee Agreements, the corresponding accruals will be reversed.

Levels of incentive compensation will vary to the extent they are tied to the performance of certain ZAIS Managed Entities or the financial and operating performance of the Company. The compensation payable balance includes accrued incentive compensation and severance.

During the period from January 1, 2017 through September 30, 2017, the Company paid approximately $9.5 million related to year-end Bonus Awards issued in 2016, Bonus Awards and Guarantees that vested through February of 2017 pursuant to the Bonus Agreements and Guarantee Agreements related to a prior year and Guarantees pursuant to Guarantee Agreements related to the current year. A portion of these amounts had been accrued and recognized as an expense at December 31, 2016 and for the year ended December 31, 2016, respectively.

On May 9, 2017, the Board of Directors approved an amendment to the charter of the Compensation Committee of the Board of Directors of the Company (the “Compensation Committee”) to better enable the Company to retain its employees and to attract additional employees. The amendment removed the prior compensation guidelines set forth in the charter that by its terms applied to compensation paid through 2019. These compensation guidelines had provided that, subject to modification or waiver by the Compensation Committee, the Company’s total compensation expense on a consolidated basis calculated in accordance with U.S. GAAP for all cash and non-cash compensation paid to employees of the Company and its operating subsidiaries and affiliates for any given year would not exceed a certain percentage of the Company’s consolidated revenue for such year calculated in accordance with U.S. GAAP.

Retention Payment Plan

On March 29, 2016, the Compensation Committee adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applied to approximately 60 employees of ZAIS Group all of whom had an annual base salary of less than $300,000. The purpose of the Retention Payment Plan was to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group was not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees were entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remained employed by ZAIS Group on such dates. The Company paid an aggregate amount of approximately $1.5 million and $3.0 million during the three and nine months ended September 30, 2016, respectively, to all participants pursuant to the Retention Payment Plan.

There were no amounts payable under the Retention Payment Plan at September 30, 2017 or December 31, 2016.

Other

On March 1, 2016, the Compensation Committee approved a retention payment of $900,000 to Howard Steinberg, the Company's former General Counsel, which was paid on March 15, 2016. This retention payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2016.

Pursuant to the Legal Advisor Agreement, Mr. Steinberg also received a payment of $450,000 on February 28, 2017 (see Note 12 – “Commitments and Contingencies”). This payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2017.

On April 5, 2017, the Company provided a retention award (the “Retention Award”) to Michael Szymanski, the Company’s Chief Executive Officer in recognition of the importance of retaining his services as the Chief Executive Officer of the Company and its operating subsidiary, ZAIS Group, and in connection with the Company’s review of strategic alternatives to enhance shareholder value. Under the Retention Award, which has been approved by the Compensation Committee, Mr. Szymanski is entitled to receive a cash retention payment of $500,000 on each of June 30, 2017, September 30, 2017 and a date within five business days following the closing date of a “Transaction” as defined in the Retention Award or otherwise as determined by the Board of Directors of the Company. On November 7, 2017, the Compensation Committee determined that Mr. Szymanski would receive the final $500,000 Retention Award payment on February 28, 2018. Mr. Szymanski would be entitled to such payments provided he remains employed by the Company on such dates, or if he has been removed as the Company’s Chief Executive Officer or his employment terminated for reasons other than for cause prior to such dates. The aggregate amount of retention payments that may be paid to Mr. Szymanski under the Retention Award is $1.5 million. For the three and nine months ended September 30, 2017, $0.5 million and $1.0 million, respectively have been paid and are included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

Points

ZAIS Group had entered into agreements with certain of its employees whereby certain current and former employees were granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities (referred to as “Points Agreements”). There are currently outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements. The Company did not incur any compensation expense relating to the Points Agreements for the three or nine months ended September 30, 2017 or September 30, 2016.

Severance

On March 8, 2016, the Company commenced a reduction in force which resulted in a decrease of 23 employees of ZAIS Group. The Company had incurred total severance charges of approximately $762,000 related to this reduction in force which was recognized and paid during the year ended December 31, 2016.

Equity-Based Compensation

Class B-0 Units

ZGP authorized 1,600,000 Class B-0 Units eligible to be granted to certain employees of ZAIS Group. The Class B-0 Units were subject to a two year cliff-vesting provision, whereby all Class B-0 Units granted to an employee would be forfeited if the employee resigned or was terminated prior to March 17, 2017. Subsequent to this date, an employee would only forfeit vested Class B-0 Units if the employee was terminated for cause. Until the time that such Class B Units became vested, the Class B-0 Units were not entitled to any distributions from ZGP (and thus would not participate in, or be allocated any, income or loss) or other material rights. Upon vesting, the Class B-0 Units would have had the same rights as Class A Units and were exchangeable on a one for one basis for shares of Class A Common Stock or cash (or a combination of shares and cash), at the Company’s election, subject to certain restrictions. This compensation expense was amortized equally over the two-year vesting period and was cumulatively adjusted for changes in estimated forfeitures at each reporting date.

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

All holders of Class B-0 Units accepted the Proposal to receive either RSUs or the Cash Amount. Upon the expiration of the offer period, the holders’ Class B-0 Units were cancelled. For those holders of Class B-0 Units who elected to receive RSUs, ZAIS granted the RSUs under the ZAIS 2015 Stock Incentive Plan (the “2015 Stock Plan”). The RSUs vested on March 17, 2017, the same date that the Class B-0 Units were scheduled to vest. The RSUs entitled the holders to receive ZAIS Class A Common Stock, which was issued, subject to applicable wage withholding requirements, immediately upon the vesting of the RSUs. In consideration of the issuance of such stock by ZAIS to the employees of ZGP’s subsidiary, ZAIS Group, ZGP issued a number of Class A Units to ZAIS equal to the number of shares of stock that were issued to the holders of RSUs. If the Class B-0 Unit holder elected to receive the Cash Amount, provided the holder remained employed by ZAIS Group or its subsidiaries through the date of vesting, the Cash Amount was paid by ZAIS Group to the holder, subject to applicable wage withholding requirements, on March 22, 2017. See disclosures below for additional information relating to cash payments and the issuance of RSUs in consideration for the cancellation of the B-0 Units.

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

	Three Months Ended September 30,
	2017		2016
	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period	—	$—	1,132,213	$9.36
Forfeited	—	—	(16,327)	9.70
Balance at end of period	—	$—	1,115,886	$9.36

	Nine Months Ended September 30,
	2017		2016
	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period	—	$—	1,337,486	$9.67
Granted	—	—	100,000	6.34
Forfeited	—	—	(321,600)	9.70
Balance at end of period	—	$—	1,115,886	$9.36

The Company incurred compensation expense relating to the Class B-0 Units (including Class B-0 Units cancelled in consideration for the receipt of RSUs or cash) as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		(Dollars in thousands)
2017	2016	2017	2016

$—	$1,310	$1,059	$2,876

The estimated forfeiture rates of Class B-0 Units, including those cancelled in consideration of the issuance of RSUs, were as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)		(Dollars in thousands)
2017	2016	2017	2016

—%	29.6%	—%	29.6%

The expense relating to the Class B-0 Units, including those cancelled in consideration of the issuance of RSUs, is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

RSUs

Non-employee directors of ZAIS receive RSUs pursuant to the 2015 Stock Plan as a component of annual compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or distributions from ZAIS or other material rights until such RSUs vest. The RSUs vest in full on the one-year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, “Compensation - Stock Compensation”, the Company is measuring the expense associated with these awards based on the fair value on the grant date adjusted for estimated forfeitures. This expense is being amortized equally over the one-year vesting period and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date. The weighted average grant date fair value of these RSUs is based on the market value of the Company’s shares on the grant date.

 The following table presents the RSU activity for non-employee directors during the three and nine months ended September 30, 2016 and September 30, 2017:

RSU Grant Date	Number of RSUs Issued	Fair Value per RSU on Grant Date	RSU Vesting Date
April 30, 2015	10,000	$9.85	April 21, 2016
April 30, 2015	20,000	$9.85	April 30, 2016
April 21, 2016	30,942	$3.22	April 21, 2017
November 1, 2016	74,331	$1.73	November 1, 2017
May 9, 2017	63,219	$2.19	May 9, 2018

Additionally, pursuant to the Proposal (see “Class B-0 Units” above), the Company issued 899,674 RSUs on December 30, 2016. The weighted average grant date fair value of these RSUs is equal to the fair value of the related B-0 Units at the time the units were issued.

On March 17, 2017, the 899,674 RSUs granted in connection with the Proposal vested. The fair value of the consideration was $2.1 million based on the closing stock price of the Company’s Class A Common Stock on March 17, 2017 and the gross amount of RSUs that vested. The Company issued 548,923 shares of its Class A Common Stock, on a net basis (to account for applicable wage withholding requirements), to the holders who elected to cancel their Class B-0 Units in substitution for RSUs. The applicable wage withholding requirement of approximately $0.8 million was recorded as a reduction of Additional paid-in-capital in the Consolidated Statements of Changes in Equity and Non-controlling Interests.

Additionally, ZAIS Group paid the Cash Amount of approximately $256,000 to the holders who elected the Cash Amount (subject to applicable wage withholding requirements) on March 22, 2017.

The following table presents the RSU activity for non-employees as well as employees that agreed to the cancellation of their Class B-0 Units:

	Three Months Ended September 30,
	2017		2016
	Number of RSUs	Weighted Average Grant Date Fair Value per Unit	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period:	137,550	1.94	30,942	3.22
Grants during period to:
Non-employee directors	—	—	—	—
Vested	—	—	—	—
Balance at end of period	137,550	1.94	30,942	3.22

	Nine Months Ended September 30,
	2017		2016
	Number of RSUs	Weighted Average Grant Date Fair Value per Unit	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period:	1,004,947	$8.60	30,000	$9.85
Grants during period to:
Non-employee directors	63,219	2.19	30,942	3.22
Vested	(930,616)	9.13	(30,000)	9.85
Balance at end of period	137,550	$1.94	30,942	$3.22

The Company incurred compensation expense relating to the non-employee RSUs as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$67	$(41)	$177	$75

 The expense relating to these RSUs is included in Compensation and benefits on the Consolidated Statements of Comprehensive Income (Loss).

9.	Income Taxes

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

The Company recorded an income tax expense of $9,000 and $19,000 for the three months and nine months ended September 30, 2017, respectively, related solely to foreign taxes payable to jurisdictions outside the U.S. related to Company’s foreign subsidiaries. The Company recorded income tax (benefit) of $(21,000) and $(12,000) for the three and nine months ended September 30, 2016, respectively, related solely to foreign taxes.

As a result of the variations each quarter in the relationship between pre-tax income and income tax expense, the Company utilizes the actual effective tax rate for each interim period being presented to calculate the tax (benefit) or expense. The following is a reconciliation of the U.S. statutory federal income tax to the Company’s effective tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Dollars in thousands)

Income tax (benefit) expense at the U.S. federal statutory income tax rate	$538	$542	$(1,160)	$(3,309)

State and local income tax, net of federal benefit	23	13	(247)	(516)
Foreign tax	9	(21)	19	(12)
Effect of permanent differences	16	—	19	58
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	(333)	(647)	(1,083)	(1,254)
Income attributable to non-controlling interests in ZGP not subject to tax	(67)	2	747	1,433
Provision to return adjustment	1	301	1	301
Equity Compensation “Shortfall” DTA Adjustment	(2)	—	1,930	—
Adjustment of tax rate used to value deferred taxes	—	42	—	42
Valuation allowance	(176)	(253)	(207)	3,245
Total	$9	$(21)	$19	$(12)

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

For the three and nine months ended September 30, 2017 and September 30, 2016, the net effective tax represents the taxes accrued related to the Company’s operations in jurisdictions outside the U.S. as a full valuation allowance has been established for the tax benefit related to U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations as well as Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. Additionally, for the three and nine months ended September 30, 2017, the net effective tax is impacted due to a shortfall adjustment for equity compensation primarily related to the cancellation of the Class B-0 Units discussed in Note 8 – “Compensation”.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years.

As of September 30, 2017 and December 31, 2016, the Company had total deferred tax assets (“DTA”) of approximately $6.75 million and $7.0 million, respectively, related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations as well as Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. The Company has established a full valuation allowance on the DTA at September 30, 2017 and December 31, 2016.

As of September 30, 2017, the Company has estimated federal and state income tax net operating loss carryforwards of approximately $12.9 million which will expire as follows:

(Dollars in thousands)
2032	$1
2033	83
2034	122
2035	5,990
2036	1,703
2037	5,033
Total	$12,932

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of DTA. As of September 30, 2017, the Company has determined that the most recent management business forecasts do not support the realization of net DTA recorded for the Company. The Company has recorded a book loss for the three and nine months ended September 30, 2017 excluding income attributable to Consolidated Funds, and it is anticipated that expenses will continue to exceed revenues for the remainder of 2017. Although management intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management continues to believe that it is not more likely than not that its DTA will be realized and the Company has continued to maintain full valuation allowance against the DTA at September 30, 2017. The Company has recorded a change in valuation allowance of approximately $(0.18) million and $(0.21) million in the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017, respectively, and approximately $(0.25) million and $3.2 million for the three and nine months ended September 30, 2016 respectively. The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

 The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the three and nine months ended September 30, 2017 and September 30, 2016, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in Income tax (benefit) expense in the Consolidated Statements of Comprehensive Income (Loss).

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

ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CLOs and ZFC REIT) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees were approximately as follows:

September 30, 2017		December 31, 2016
(Dollars in thousands)

$17,746	(1)	$21,713

(1) In order to finance the purchase of the Company’s Class A Common Stock pursuant to the Ramguard Agreement, Christian Zugel and various trusts for which relatives of Christian Zugel are the beneficiaries have submitted a redemption request to redeem approximately $5.4 million (value date of September 30, 2017) of interests effective December 31, 2017, from ZAIS Opportunity Domestic Feeder Fund, LP, which serves as the feeder fund to ZAIS Opportunity Master Fund, Ltd, a ZAIS Managed Entity. The capital balances presented have not been reduced to account for this redemption request.

Additionally, certain ZAIS Managed Entities, with existing fee arrangements, have investments representing 100% of the equity tranche of ZAIS CLO 2, Limited (“ZAIS CLO 2”) at September 30, 2017 and December 31, 2016 and ZAIS CLO 1, Limited (“ZAIS CLO 1”) for the period from January 1, 2017 through June 7, 2017 and at December 31, 2016. Therefore, ZAIS Group did not earn management fees or incentive fees from these ZAIS managed CLOs for the period which certain ZAIS Managed Entities with existing fee arrangements held investments representing 100% of the equity tranche of such CLOs. The total amounts of AUM that are not being charged fees were approximately as follows:

September 30, 2017	December 31, 2016
(Dollars in thousands)

$295,938	$560,272

The amounts due from the ZAIS Managed Entities for Research Costs and other costs paid to vendors by ZAIS on behalf of the ZAIS Managed Entities (the “Other Direct Costs”) are as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)

Research Costs	$685	$581
Other Direct Costs	272	117
Total	$957	$698

These amounts are included in Due from related parties in the Consolidated Statements of Financial Condition.

Consulting Agreements

RQSI, Ltd.

Certain affiliates of Mr. Neil Ramsey (“Mr. Ramsey”) are significant stockholders of ZAIS.

ZGP entered into a two-year Consulting Agreement (the “Consulting Agreement”) with Mr. Ramsey through RQSI, Ltd., an entity controlled by Mr. Ramsey. Under the terms of the Consulting Agreement, Mr. Ramsey provided consulting services to ZGP, ZAIS Group’s senior management team and ZAIS, from time to time during the 24-month period beginning on the closing of the Business Combination and ending on March 17, 2017. Mr. Ramsey agreed not to compete against ZGP during the term of the Consulting Agreement, and for two years following its termination. In consideration for his undertakings under the Consulting Agreement, ZGP agreed to pay Mr. Ramsey a consulting fee of $500,000 per annum payable in monthly installments. The Consulting Agreement terminated on March 17, 2017.

The Company has recorded the following expense related to the Consulting Agreement:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$—	$125	$105	$375

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

There were no amounts payable to Mr. Ramsey pursuant to the Consulting Agreement at September 30, 2017 or December 31, 2016.

ZAIS Group had agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group had used this information for trading futures on behalf of the ZAIS Managed Entities through August 2017.

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

Ms. Tracy Rohan

ZAIS Group is a party to a consulting agreement with Ms. Tracy Rohan (“Ms. Rohan”), Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earns 76,000 GBP annually. The Company recognized the following amounts for her services:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$24	$26	$72	$78

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Amounts payable to Ms. Rohan pursuant to the consulting agreement are as follows:

September 30, 2017	December 31, 2016
(Dollars in thousands)
$17	$16

Such amounts are included in Other liabilities in the Consolidated Statements of Financial Condition.

11.	Property and Equipment

Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)

Office equipment	$3,272	$3,098
Leasehold improvements	695	684
Furniture and fixtures	572	572
Software	412	409
	4,951	4,763
Less accumulated depreciation and amortization	(4,729)	(4,489)
Total	$222	$274

The Company recognized depreciation and amortization expense as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$118	$79	$229	$206

12.	Commitments and Contingencies

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

The Company incurred the following expenses pursuant to the engagement agreement:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$47	$58	$138	$134

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Legal Advisor Agreement

On February 27, 2017, ZAIS Group entered into an agreement (the “Legal Advisor Agreement”) with Howard Steinberg, the Company’s former General Counsel, pursuant to which Mr. Steinberg resigned as General Counsel effective March 31, 2017 and was retained as Senior Legal Advisor to the Company effective April 1, 2017. Under the Legal Advisor Agreement, which was approved by the Compensation Committee, Mr. Steinberg receives $150,000 per calendar quarter for his services, plus additional compensation of $900 per hour if he is requested to devote more than 20 hours during any week to advising the Company. In addition, under the Legal Advisor Agreement, Mr. Steinberg is entitled to reimbursement of reasonable out-of-pocket expenses incurred in connection with performing services for the Company, an allowance or reimbursement for the reasonable cost of suitable office space in Manhattan should Mr. Steinberg require it, 70% of the premiums for COBRA health and medical insurance coverage for Mr. Steinberg and his spouse paid for by the Company and, after COBRA coverage lapses, up to 70% of the costs of Medicare supplementary health insurance coverage for Mr. Steinberg and his spouse, for as long as he provides legal advisory services to the Company, capped at $3,450 per quarter. Pursuant to the Legal Advisor Agreement, Mr. Steinberg also received a payment of $450,000 on February 28, 2017 (the “February 2017 Payment”). The Legal Advisor Agreement is terminable by the Company or Mr. Steinberg on 30 days’ prior written notice. If the Legal Advisor Agreement is terminated by the Company other than due to Mr. Steinberg’s failure to perform services, Mr. Steinberg is entitled to a payment of $300,000.

The Company incurred the following expenses pursuant to the Legal Advisor Agreement:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$171	$—	$813	$—

The expense, except for the February 2017 Payment, is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss). The February 2017 Payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2017.

Engagement Agreement with Houlihan Lokey Capital, Inc.

On September 27, 2017, the Company and the Special Committee of the Board of Directors entered into an investment banking engagement agreement with Houlihan Lokey, Inc. (“Houlihan Lokey”) pursuant to which the Special Committee of the Board of Directors retained Houlihan Lokey as its financial adviser in connection with a potential transaction between the Company and Christian Zugel. Pursuant to the engagement letter, Houlihan Lokey is entitled to receive a retainer payment in the amount of $250,000 (the “Houlihan Lokey Retainer”). Additionally, Houlihan Lokey is entitled to receive $350,000 at the time Houlihan Lokey renders its opinion on the potential transaction and $200,000 upon consummation of the potential transaction.

The Houlihan Lokey Retainer is included in Other liabilities in the Consolidated Statements of Financial Condition and General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss).

Capital Commitments

At September 30, 2017 and December 31, 2016, the Company has committed $51.0 million of equity capital to Zephyr A-6, a Consolidated Fund, which has been established to invest in ZAIS Group managed CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act. The Company’s cumulative contributions to Zephyr A-6 were as follows:

September 30, 2017	December 31, 2016
(Dollars in thousands)

$26,597	$20,477

In connection with the restructuring of Zephyr A-6 on October 12, 2017 (see Note 17 – “Subsequent Events”), the partners’ capital commitments to Zephyr A-6 were amended.

There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of November 13, 2017.

Lease Obligations

ZAIS Group currently leases office space in New Jersey and London under operating lease agreements.

New Jersey

Effective September 30, 2016, the Company terminated a portion of its lease and reduced its office space in New Jersey by approximately 2,600 square feet. In connection with the lease termination, the Company paid a lease termination fee of approximately $20,000 pursuant to the terms of the lease. Such amount is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss).

On June 9, 2017, ZAIS Group extended its existing lease agreement for its office space in New Jersey until July 2018.

On August 31, 2017, ZAIS Group executed a lease for new office space in Holmdel, New Jersey (the “New Lease”). Rent will commence upon the day which the landlord delivers possession of the space to the Company and has an 84 month term. The lease provides for the Company to extend the lease term for one five year period commencing on the first day following the expiration of the lease. The fixed rent during the renewal period will be based on the fair market rent at the time of the renewal. The Company expects to take possession of the space in April 2018.

London

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

The Company recognizes rent expense related to its operating leases on a straight-line basis over the lease term and is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). The Company incurred rent expense as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$237	$270	$675	$777

Aggregate future minimum annual rental payments for the period from October 1, 2017 to December 31, 2017 and the five years subsequent to December 31, 2017 and thereafter, including rental payments due under the New Lease, are approximately as follows:

Period	(Dollars in thousands)

Three months ended December 31, 2017	179

Year Ending December 31,
2018	472
2019	327
2020	399
2021	406
2022	412
Thereafter	951
Total	3,146

Bonus Agreements and Guarantee Agreements

Aggregate future payments pursuant to the Bonus Agreements and Guarantee Agreements (see Note 8 – “Compensation”) for the period from October 1, 2017 to December 31, 2017 and the four years subsequent to December 31, 2017, are approximately as follows:

Period	(Dollars in thousands)

Three months ended December 31, 2017	$—

Year Ending December 31,
2018	2,765
2019	482
2020	482
2021	25
Total	$3,754

At September 30, 2017, there are no future payments due subsequent to February 2021.

The amount to be paid during 2018 in the table above includes approximately $1.3 million which has been recognized as an expense for the nine months ended September 30, 2017. Such amount is included in Compensation payable and Compensation and benefits in the Consolidated Statements of Financial Condition and Consolidated Statements of Comprehensive Income (Loss), respectively. The remaining balance of approximately $1.5 million will be recognized as an expense during the five month period ending February 28, 2018.

Litigation

From time to time, ZAIS Group may become involved in various claims, formal regulatory inquiries and legal actions arising in the ordinary course of business. The Company discloses information regarding such inquiries if disclosure is required pursuant to accounting and financial reporting standards.

Other Contingencies

In the normal course of business, ZAIS Group enters into contracts that provide a variety of indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to ZAIS Group under these arrangements could involve future claims that may be made against ZAIS Group. The Company has received a claim for indemnification from R. Bruce Cameron, a former director of the Company, in connection with a complaint that was filed by Parsifal Partners B, LP against Christian Zugel, Michael Szymanski, R. Bruce Cameron, the Company and Berkshire Capital Securities LLC.

The Company incurred the following expenses related to the indemnification claim:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016
(Dollars in thousands)

$55	$—	$198	$—

Such amounts are included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Gain Contingencies

In April 2016 the Company received notification from one of its insurance providers that its claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved.

The Company did not incur any additional material costs in connection with the regulatory inquiry during the three months ended September 30, 2017. The Company had paid approximately $0.1 million during the three months ended September 30, 2016 and $0.06 million and $0.3 million during the nine months ended September 30, 2017 and September 30, 2016, respectively, for legal and other costs incurred in excess of its insurance deductible.

The cumulative insurance reimbursements that the Company has received through September 30, 2017 and December 31, 2016 were approximately $1.0 million and $0.9 million, respectively. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.58 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2016 for the portion that related to 2015.

There were no amounts due from the insurance provider for reimbursement at September 30, 2017. At December 31, 2016, the remaining amount submitted to the insurance provider for reimbursement was approximately $0.02 million and is included in Other assets in the Consolidated Statements of Financial Condition.

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

The Company issued the following Class A Common Stock related to RSUs which vested:

Three Months Ended September 30,		Nine Months Ended September 30,
2017	2016	2017	2016

—	—	579,865	30,000

2015 Stock Plan

A summary of the Class A Common Stock which the Company may issue pursuant to the 2015 Stock Plan is as follows:

Total shares which may be issued pursuant to the plan	2,080,637

Total shares issued through September 30, 2017	609,865

Total shares available for issuance at September 30, 2017	1,470,772

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

At September 30, 2017 and December 31, 2016, 20,000,000 shares of Class B Common Stock are held by an irrevocable voting trust of which Mr. Zugel is the sole trustee (the “ZGH Class B Voting Trust”). There were no shares of Class B Common Stock issued during the three or nine months ended September 30, 2017 or September 30, 2016. Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by the Company’s stockholders.

Class A Units

At September 30, 2017 and December 31, 2016, ZAIS’ ownership of the Class A Units was 67.4% and 66.5%, respectively. The remaining Class A Units of ZGP are held by the ZGP Founder Members.

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

There were no Class A Units issued to ZAIS during the three months ended September 30, 2017 and September 30, 2016. There were 579,865 Class A Units issued to ZAIS during the nine months ended September 30, 2017 and 30,000 Class A Units issued during the nine months ended September 30, 2016.

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

There were no Class B-1, Class B-2, Class B-3 or Class B-4 Units awarded for the three or nine months ended September 30, 2017 or September 30, 2016 and no Class B Units currently are issued and outstanding.

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except shares and per share data)
Numerator:
Consolidated Net Income (Loss), net of tax, attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$403	$(286)	$(4,411)	$(9,196)
Effect of dilutive securities:
Consolidated Net Income (Loss), net of tax, attributable to non-controlling interests in ZGP	195	—	(2,203)	(4,210)
Less: Consolidated Net (Income) Loss, net of tax, attributable to ZAIS REIT Management Class B interests (1)	—	(144)	—	(429)
Income tax (benefit) expense (2)	—	—	—	—
Consolidated Net Income (Loss), net of tax, attributable to stockholders, after effect of dilutive securities	$598	$(430)	$(6,614)	$(13,835)
Denominator:
Weighted average number of shares of Class A Common Stock	14,480,782	13,900,917	14,315,387	13,887,997
Effect of dilutive securities:
Weighted average number of Class A Units (4)	7,000,000	7,000,000	7,000,000	7,000,000
Dilutive number of Class B-0 Units and RSUs (3)	—	—	—	—
Diluted weighted average shares outstanding	21,480,782	20,900,917	21,315,387	20,887,997
Consolidated Net Income (Loss), net of tax, per Class A common share – Basic	$0.03	$(0.02)	$(0.31)	$(0.66)
Consolidated Net Income (Loss), net of tax, per Class A common share – Diluted	$0.03	$(0.02)	$(0.31)	$(0.66)

(1)	Amount represents portion of the management fee income received from ZFC REIT that was payable to holders of Class B interests in ZAIS REIT Management.
(2)	Income tax (benefit) expense is calculated using an assumed tax rate of 43.15% and 29.87% for the three months ended September 30, 2017 and September 30, 2016, respectively, and (4.72)% and 38.98% for the nine months ended September 30, 2017 and September 30, 2016, respectively, which is fully offset by a 100% valuation allowance in each year. See Note 9 – “Income Taxes” for details surrounding income taxes.
(3)	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors of ZAIS and employees of ZAIS Group. These Class B-0 Units and RSUs are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(4)	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

16.	Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition and results of operations:

	September 30, 2017
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$16,241	—	—	16,241
Income and fees receivable	6,264	—	—	6,264
Investments in affiliates, at fair value	43,868	—	(33,715)	10,153
Due from related parties	958	—	—	958
Property and equipment, net	222	—	—	222
Prepaid expenses	1,457	—	—	1,457
Other assets	371	—	—	371
Assets of Consolidated Funds
Cash and cash equivalents	—	37	—	37
Investments, at fair value	—	63,607	—	63,607
Receivable for securities sold	—	38,700	—	38,700
Other assets	—	2,033	(413)	1,620
Total Assets	$69,381	104,377	(34,128)	139,630
Liabilities and Equity
Liabilities
Compensation payable	$7,162	—	—	7,162
Due to related parties	31	—	—	31
Fees payable	474	—	(413)	61
Other liabilities	1,251	—	—	1,251
Liabilities of Consolidated Funds
Notes payable of consolidated CLO	—	—	—	—
Payables for securities purchased	—	38,034	—	38,034
Other liabilities	—	236	—	236
Total Liabilities	8,918	38,270	(413)	46,775

Commitments and Contingencies (Note 12)

Equity
Preferred Stock
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	64,278	—	—	64,278
Retained earnings (Accumulated deficit)	(23,376)	—	—	(23,376)
Accumulated other comprehensive income (loss)	(49)	—	—	(49)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,854	—	—	40,854
Non-controlling interests in ZAIS Group Parent, LLC	19,609	—	—	19,609
Non-controlling interests in Consolidated Funds	—	66,107	(33,715)	32,392
Total Equity	60,463	66,107	(33,715)	92,855
Total Liabilities and Equity	$69,381	104,377	(34,128)	139,630

	December 31, 2016
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$38,712	$—	$—	$38,712
Income and fees receivable	8,805	—	—	8,805
Investments in affiliates, at fair value	29,554	—	(24,281)	5,273
Due from related parties	734	—	—	734
Property and equipment, net	274	—	—	274
Prepaid expenses	906	—	—	906
Other assets	348	—	—	348
Assets of Consolidated Funds
Cash and cash equivalents	—	37,080	—	37,080
Investments, at fair value	—	423,871	(19,506)	404,365
Due from broker	—	16,438	—	16,438
Other assets	—	1,254	(44)	1,210
Total Assets	$79,333	$478,643	$(43,831)	$514,145
Liabilities and Equity
Liabilities
Notes payable	$1,263	$—	$—	$1,263
Compensation payable	7,836	—	—	7,836
Due to related parties	31	—	—	31
Fees payable	2,439	—	—	2,439
Other liabilities	1,127	—	—	1,127
Liabilities of Consolidated Funds
Notes payable of consolidated CLO	—	404,407	(19,506)	384,901
Due to broker	—	24,462	—	24,462
Other liabilities	—	2,165	(44)	2,121
Total Liabilities	12,696	431,034	(19,550)	424,180

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	63,413	—	—	63,413
Retained earnings (Accumulated deficit)	(18,965)	—	—	(18,965)
Accumulated other comprehensive income (loss)	(70)	—	—	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	44,379	—	—	44,379
Non-controlling interests in ZAIS Group Parent, LLC	22,258	—	—	22,258
Non-controlling interests in Consolidated Funds	—	47,609	(24,281)	23,328
Total Equity	66,637	47,609	(24,281)	89,965
Total Liabilities and Equity	$79,333	$478,643	$(43,831)	$514,145

	Three Months Ended September 30, 2017
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$4,401	—	(178)	4,223
Incentive income	4,559	—	—	4,559
Reimbursement revenue	418	—	—	418
Other revenues	77	—	—	77
Income of Consolidated Funds	—	2,163	(2,078)	85
Total Revenues	9,455	2,163	(2,256)	9,362
Expenses
Compensation and benefits	5,775	—	—	5,775
General, administrative and other	4,085	—	(373)	3,712
Depreciation and amortization	118	—	—	118
Expenses of Consolidated Funds	—	210	—	210
Total Expenses	9,978	210	(373)	9,815
Other Income (loss)
Net gain (loss) on investments	1,098	—	(1,017)	81
Other income (expense)	32	—	—	32
Net gains (losses) of Consolidated Funds’ investments	—	41	1,263	1,304
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	—	—	620	620
Total Other Income (Loss)	1,130	41	866	2,037
Income (loss) before income taxes	607	1,994	(1,017)	1,584
Income tax (benefit) expense	9	—	—	9
Consolidated net income (loss), net of tax	598	1,994	(1,017)	1,575
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(8)	—	—	(8)
Total Comprehensive Income (Loss)	$590	1,994	(1,017)	1,567

	Three months Ended September 30, 2016
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$3,872	$—	$(218)	$3,654
Incentive income	3,614	—	—	3,614
Other revenues	79	—	—	79
Total Revenues	7,565	—	(218)	7,347
Expenses
Compensation and benefits	6,908	—	—	6,908
General, administrative and other	2,963	—	—	2,963
Depreciation and amortization	79	—	—	79
Expenses of Consolidated Funds	—	234	(218)	16
Total Expenses	9,950	234	(218)	9,966
Other Income (loss)
Net gain (loss) on investments	2,025	—	(1,979)	46
Other income (expense)	53	—	—	53
Net gains (losses) of Consolidated Funds’ investments	—	4,115	—	4,115
Total Other Income (Loss)	2,078	4,115	(1,979)	4,214
Income (loss) before income taxes	(307)	3,881	(1,979)	1,595
Income tax (benefit) expense	(21)	—	—	(21)
Consolidated net income (loss), net of tax	(286)	3,881	(1,979)	1,616
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(61)	—	—	(61)
Total Comprehensive Income (Loss)	$(347)	$3,881	$(1,979)	$1,555

	Nine Months Ended September 30, 2017
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$11,526	—	(507)	11,019
Incentive income	7,740	—	—	7,740
Reimbursement revenue	1,295	—	—	1,295
Other revenues	247	—	—	247
Income of Consolidated Funds	—	5,781	(5,292)	489
Total Revenues	20,808	5,781	(5,799)	20,790
Expenses
Compensation and benefits	18,808	—	—	18,808
General, administrative and other	11,924	—	(664)	11,260
Depreciation and amortization	229	—	—	229
Expenses of Consolidated Funds	—	283	—	283
Total Expenses	30,961	283	(664)	30,580
Other Income (loss)
Net gain (loss) on investments	3,510	—	(3,315)	195
Other income (expense)	48	—	—	48
Net gains (losses) of Consolidated Funds’ investments	—	1,001	3,017	4,018
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	—	—	2,118	2,118
Total Other Income (Loss)	3,558	1,001	1,820	6,379
Income (loss) before income taxes	(6,595)	6,499	(3,315)	(3,411)
Income tax (benefit) expense	19	—	—	19
Consolidated net income (loss), net of tax	(6,614)	6,499	(3,315)	(3,430)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	31	—	—	31
Total Comprehensive Income (Loss)	$(6,583)	6,499	(3,315)	(3,399)

	Nine months Ended September 30, 2016
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in Thousands )
Revenues
Management fee income	$11,012	$—	$(218)	$10,794
Incentive income	3,909	—	—	3,909
Other revenues	238	—	—	238
Total Revenues	15,159	—	(218)	14,941
Expenses
Compensation and benefits	23,914	—	—	23,914
General, administrative and other	9,123	—	—	9,123
Depreciation and amortization	206	—	—	206
Expenses of Consolidated Funds	—	282	(218)	64
Total Expenses	33,243	282	(218)	33,307
Other Income (loss)
Net gain (loss) on investments	3,921	—	(3,838)	83
Other income (expense)	745	—	—	745
Net gains (losses) of Consolidated Funds’ investments	—	7,808	—	7,808
Total Other Income (Loss)	4,666	7,808	(3,838)	8,636
Income (loss) before income taxes	(13,418)	7,526	(3,838)	(9,730)
Income tax (benefit) expense	(12)	—	—	(12)
Consolidated net income (loss), net of tax	(13,406)	7,526	(3,838)	(9,718)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(262)	—	—	(262)
Total Comprehensive Income (Loss)	$(13,668)	$7,526	$(3,838)	$(9,980)

17.	Subsequent Events

Zephyr A-6 - Restructuring

On October 12, 2017 (the “Restructuring Date”), ZAIS Group and the non-ZAIS partner in Zephyr A-6 (see Note 5 – “Variable Interest Entities and Voting Interest Entities”) entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments. An estimated purchase price of approximately $24.1 million was paid to ZAIS Group on the Restructuring Date for the interest sold.  The estimated purchase price was based on the net asset value of the interest sold as of June 30, 2017.  A true-up payment will be made once the final purchase price is determined based on the net asset value of the interest sold as of the Restructuring Date. In connection with the restructuring of Zephyr A-6, the limited partners of Zephyr A-6 also amended the limited partnership agreement. On the Restructuring Date, both ZAIS Group and the non-ZAIS partner made additional capital commitments to Zephyr A-6 resulting in the total capital commitments to Zephyr A-6 set forth below. The partners’ ownership interests and capital commitments were amended as follows:

	Prior to the Amendment	Subsequent to the Amendment
Ownership Interest:
ZAIS Group	51.0%	13.33%
Non-ZAIS Partner	49.0%	86.67%

Capital Commitments:
ZAIS Group	$51.0 million	$20.0 million
Non-ZAIS Partner	$49.0 million	$130.0 million

Capital Commitments funded to date:
ZAIS Group	$26.6 million	$7.0 million
Non-ZAIS Partner	$25.6 million	$45.2 million

Remaining Capital Commitments to be funded:
ZAIS Group	$24.4 million	$13.0 million
Non-ZAIS Partner	$23.4 million	$84.8 million

Zephyr A-6 will continue to invest in CLOs managed by ZAIS. A portion of the senior fees and all of the subordinate fee and the incentive fee paid to the Company by the ZAIS Group managed CLOs in which Zephyr A-6 invests are subsequently paid to Zephyr A-6 by ZAIS and allocated among the limited partners of Zephyr A-6 pro rata based on their percentage interests in Zephyr A-6. The senior fees which will be paid to Zephyr A-6 by the Company are as follows:

	Prior to the Amendment	Subsequent to the Amendment
Senior Fees	In excess of 0.15%	In excess of 0.20%

The Company has determined that ZAIS Group will continue to be the primary beneficiary of Zephyr A-6 and therefore will continue to consolidate Zephyr A-6 in its consolidated financial statements subsequent to the purchase and sale transaction. ZAIS Group remains the primary beneficiary since it is deemed to have (i) the power to direct activities of the entity that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

Master Repurchase Agreement

On October 16, 2017, Zephyr A-6 entered into a Master Repurchase Agreement with a lender for a maximum of $200.0 million of financing. Subject to the terms and conditions of the Master Repurchase Agreement, the parties may enter into transactions for the lender to purchase eligible securities from Zephyr A-6 on such terms agreed upon by the parties. During the term of a transaction entered into under the Master Repurchase Agreement, Zephyr A-6 will deliver cash or additional securities acceptable to the lender if the value of purchased securities declines below the specified margin for the transaction. Upon termination of a transaction, Zephyr A-6 will repurchase the previously sold securities from the lender at a previously determined repurchase price. The Master Repurchase Agreement may be terminated at any time by either party upon providing the requisite notice to the other party.

On October 19, 2017 and November 1, 2017, Zephyr A-6 sold securities in the amount of approximately $21.9 million and $24.1 million, respectively, under the Master Repurchase Agreement.

As of November 13, 2017, the available funding under the Master Repurchase Agreement is approximately $154.1 million.

ZAIS CLO 7

ZAIS CLO 7, which priced on September 11, 2017 (see Note 5 – “Variable Interest Entities”), closed on October 19, 2017. At the CLO closing, the following amounts, which are included in the Company’s consolidated statement of financial position at September 30, 2017, were settled: (i) the payable for securities purchased of $38.0 million (ii) the receivable for securities sold of $38.7 million and (iii) the dividend receivable of $1.4 million. As of the closing date, the Company has determined that it will not be required to consolidate ZAIS CLO 7 in its financial statements.

Atlas Fund

On October 20, 2017, the Company received the final liquidation distribution from the Atlas Fund in the amount of approximately $14,000.

ZAIS CLO 8, Limited (“ZAIS CLO 8”)

ZAIS CLO 8 was formed on October 16, 2017 and is in the warehouse phase (the “ZAIS CLO 8 Warehouse Period”). During the ZAIS CLO 8 Warehouse Period, ZAIS CLO 8 is financing the majority of its loan purchases using its warehouse facility. Zephyr A-6 funded $30.0 million to ZAIS CLO 8 through November 13, 2017.

RSUs

On November 1, 2017, the Company issued 74,331 shares of Class A Common Stock to the Company’s non-employee directors in connection with the vesting of the awards which were issued on November 1, 2016 (see Note 8 – “Compensation”).

On November 7, 2017 the Company issued an aggregate of 40,464 RSUs to the non-employee directors of ZAIS at a grant date fair value of $3.67 per share pursuant to the 2015 Stock Plan (see Note 8 - Compensation”). These RSUs will vest on November 7, 2018.

Retention Award

On November 7, 2017, the Compensation Committee determined that Mr. Szymanski would receive the final $500,000 payment under the Retention Award on February 28, 2018.

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

ZAIS Group had approximately $4.144 billion of assets under management (“AUM”) at September 30, 2017 which is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned consolidated subsidiary of ZAIS Group, was the external investment advisor to ZFC REIT. On October 31, 2016, the management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. pursuant to a termination agreement (the “Termination Agreement”). The Termination Agreement resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. In addition, the Termination Agreement will result in a decrease in management fees of approximately $2.8 million annually on a run-rate basis. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million in October 2016.

Commencing in 2015, the Company’s management and its Board of Directors (the “Board”) have been conducting periodic strategic reviews of the Company’s business in order to enhance shareholder value. On February 15, 2017, the Board established a Special Committee of independent and disinterested directors (the “Special Committee of the Board of Directors”) to consider any proposals by management or third parties for strategic transactions. On September 5, 2017, Z Acquisition LLC entered into a share purchase agreement with Ramguard LLC pursuant to which Z Acquisition LLC will acquire 6,500,000 shares of Class A Common Stock (“Class A Common Stock”) of the Company at a purchase price of $4.00 per share for a combination of cash and a note (the “Ramguard Agreement”). After giving effect to the Ramguard Agreement, Christian Zugel would hold, directly or indirectly, 6,800,000 shares of the Class A Common Stock and 3,325,000 Class A Units of ZGP (“Class A Units”). Also on September 5, 2017, the Special Committee of the Board of Directors received a letter (the “Letter”) from Christian Zugel seeking to pursue discussions with the Special Committee of the Board of Directors to take the Company private by acquiring through a merger the remaining issued and outstanding shares of Class A Common Stock of the Company, other than shares held by Christian Zugel and his affiliates, at $4.00 per share in an all cash transaction. The Company and Christian Zugel are negotiating the terms of an agreement for such a merger, which agreement will be subject to the approval of the Special Committee of the Board of Directors, the Board and the Company’s shareholders. If such merger is consummated, the Company expects to terminate the registration of ZAIS Class A Common Stock under the Securities Exchange Act of 1934, as amended, and to cease periodic and other public company compliance and reporting. There is no assurance that the discussions and negotiations between the Company and Christian Zugel which have taken place or may in the future take place will result in any agreement with respect to a merger. The Company intends to make a public announcement in the event, and at the time, of the approval of a merger agreement by the Board and the Special Committee of the Board.

The Special Committee entered into an investment banking engagement agreement with Houlihan Lokey, Inc. (“Houlihan Lokey”) pursuant to which the Special Committee retained Houlihan Lokey as its financial adviser in connection with a potential transaction between the Company and Christian Zugel. Pursuant to the engagement letter, Houlihan Lokey is entitled to receive a retainer in the amount of $250,000. Additionally, Houlihan Lokey is entitled to receive $350,000 at the time Houlihan Lokey renders its opinion on the potential transaction and $200,000 upon consummation of the potential transaction.

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

Additionally, a significant source of our revenues and other income is derived from income of Consolidated Funds, net gains of Consolidated Funds’ investments and net gains on beneficial interests of consolidated collateralized financing entities which invest in bank loans. A portion of income of Consolidated Funds and net gains of Consolidated Funds’ investments are allocated to non-controlling interests in Consolidated Funds.

Capitalization

Preferred Stock

ZAIS is authorized to issue 2,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined time to time by the Board of Directors. No shares of preferred stock have been issued or are outstanding.

Class A Common Stock

ZAIS is authorized to issue 180,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of record of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders.

Class B Common Stock

ZAIS is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.000001 per share. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of net income (loss). Holders of record of Class B Common Stock are entitled to ten votes for each share held on all matters to be voted on by stockholders.

At September 30, 2017 and December 31, 2016, 20,000,000 shares of Class B Common Stock are held by an irrevocable voting trust of which Mr. Zugel is the sole trustee (the “ZGH Class B Voting Trust”). There were no shares of Class B Common Stock issued during the three or nine months ended September 30, 2017 or September 30, 2016. Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by the Company’s stockholders.

Class A Units

At September 30, 2017 and December 31, 2016, ZAIS’ ownership of the Class A Units was 67.4% and 66.5%, respectively. The remaining Class A Units of ZGP are held by the ZGP Founder Members.

During the first five years following the contribution of cash by HF2 Financial Management, Inc. to ZGP in exchange for newly issued Class A Units, representing a majority financial interest in ZGP (the “Business Combination”), ZGP will release up to an additional 2,800,000 Class A Units to the ZGP Founder Members if the sum of the average per share closing price over any 20 trading-day period of the Class A Common Stock plus cumulative dividends paid on the Class A Common Stock between the closing of the Business Combination and the day prior to such 20 trading-day period meets or exceeds specified thresholds, ranging from $12.50 to $21.50.

There were no Class A Units issued to ZAIS during the three months ended September 30, 2017 and September 30, 2016. There were 579,865 Class A Units issued to ZAIS during the nine months ended September 30, 2017 and 30,000 Class A Units issued during the nine months ended September 30, 2016.

Organization Structure

The following diagram illustrates our corporate structure at September 30, 2017:

Investments in ZAIS Managed Entities

Investment activity during the nine months ended September 30, 2017 was as follows:

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of November 13, 2017.

In June 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which carries first loss risk. ZAIS Group funded its total commitment on June 29, 2017.

In July 2017, ZAIS commenced the liquidation of the ZAIS Atlas Master Fund, LP and its feeder fund, (together, the “Atlas Fund”), a ZAIS Managed Entity. ZAIS’s remaining amount due from the Atlas Fund was approximately $14,000 and $0.1 million at September 30, 2017 and December 31, 2016, respectively. Final liquidation distributions by the Atlas Fund were received on October 20, 2017.

Consolidation of ZAIS Managed Entities

Pursuant to ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), we are required to consolidate the Consolidated Funds. Generally when a ZAIS Managed Entity is consolidated, the assets, liabilities and cash flows are reflected on a gross basis. Except for CLOs, the consolidated financial statements reflect the investment income and expenses on a gross basis. For Consolidated Funds that are CLOs, our share of the net income of the CLOs is reported in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss). The consolidation has no effect on our net income since our share of the earnings from these Consolidated Funds is included in equity. The earnings of the consolidated entities not attributable to us are allocated to the non-controlling interests in the consolidated entities. Additionally, the presentation of compensation expense and other expenses associated with generating such reclassified revenue is not affected by the consolidation process.

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

Until October 12, 2017, ZAIS Group owned 51% of ZAIS Zephyr A-6, LP, (“Zephyr A-6”), a majority-owned affiliate, which was established to invest in collateralized loan obligation vehicles managed by ZAIS Group, including during the related warehouse stage of such vehicles. Zephyr A-6 is a Consolidated Fund.

On October 12, 2017 (the “Restructuring Date”), ZAIS Group and the non-ZAIS partner in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest, including a portion of its unfunded capital commitments. An estimated purchase price of approximately $24.1 million was paid to ZAIS Group on the Restructuring Date for the interest sold.  The estimated purchase price was based on the net asset value of the interest sold as of June 30, 2017.  A true-up payment will be made once the final purchase price is determined based on the net asset value of the interest sold as of the Restructuring Date. The partners of Zephyr A-6 also amended the limited partnership agreement. On the Restructuring Date, both ZAIS Group and the non-ZAIS partner made additional capital commitments to Zephyr A-6 resulting in the total capital commitments to Zephyr A-6 set forth below. The partners’ ownership interests and capital commitments were amended as follows:

	Prior to the Amendment	Subsequent to the Amendment
Ownership Interest:
ZAIS Group	51.0%	13.33%
Non-ZAIS Partner	49.0%	86.67%

Capital Commitments:
ZAIS Group	$51.0 million	$20.0 million
Non-ZAIS Partner	$49.0 million	$130.0 million

Capital Commitments funded to date:
ZAIS Group	$26.6 million	$7.0 million
Non-ZAIS Partner	$25.6 million	$45.2 million

Remaining Capital Commitments to be funded:
ZAIS Group	$24.4 million	$13.0 million
Non-ZAIS Partner	$23.4 million	$84.8 million

Zephyr A-6 will continue to invest in certain CLOs managed by ZAIS. A portion of the senior fees and all of the subordinate fee and the incentive fee paid to the Company by the CLOs are subsequently paid to Zephyr A-6 by the Company and allocated among the limited partners of Zephyr A-6 pro rata based on their percentage interests in Zephyr A-6. The senior fees which will be paid to Zephyr A-6 by the Company are as follows:

	Prior to the Amendment	Subsequent to the Amendment
Senior Fees	In excess of 0.15%	In excess of 0.20%

The Company has determined that ZAIS Group will continue to be the primary beneficiary of Zephyr A-6 and therefore will continue to consolidate Zephyr A-6 in its consolidated financial statements subsequent to the purchase and sale transaction. ZAIS Group is the primary beneficiary since it is deemed to have (i) the power to direct activities of the entity that most significantly impact its economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the entity.

On October 16, 2017, Zephyr A-6 entered into a Master Repurchase Agreement with a lender for a maximum of $200.0 million of financing. Subject to the terms and conditions of the Master Repurchase Agreement, the parties may enter into transactions for the lender to purchase eligible securities from Zephyr A-6 on such terms agreed upon by the parties. During the term of a transaction entered into under the Master Repurchase Agreement, Zephyr A-6 will deliver cash or additional securities acceptable to the lender if the value of purchased securities declines below the specified margin for the transaction. Upon termination of a transaction, Zephyr A-6 will repurchase the previously sold securities from the lender at a previously determined repurchase price. The Master Repurchase Agreement may be terminated at any time by either party upon providing the requisite notice to the other party.

On October 19, 2017 and November 1, 2017, Zephyr A-6 sold securities in the amount of approximately $21.9 million and $24.1 million, respectively under the Master Repurchase Agreement.

As of November 13, 2017, the available funding under the Master Repurchase Agreement is approximately $154.1 million.

The investments of Zephyr A-6 are as follows:

ZAIS CLO 5, Limited (“ZAIS CLO 5”)

ZAIS CLO 5 was in the warehouse phase from June 29, 2016, its inception date, through October 26, 2016 (the “ZAIS CLO 5 Closing Date”). During this period (the “ZAIS CLO 5 Warehouse Period”), ZAIS CLO 5 financed the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 5 during the ZAIS CLO 5 Warehouse Period.

ZAIS CLO 5 which priced on September 23, 2016 and closed on the ZAIS CLO 5 Closing Date invests primarily in first lien, senior secured bank loans and had a total capitalization of $408.5 million at the time of closing, which consisted of senior and mezzanine notes with an aggregate par amount of $368.0 million and subordinated notes of $40.5 million. ZAIS CLO 5 matures in October 2028.

The Company initially consolidated ZAIS CLO 5 in its consolidated financial statements on the ZAIS CLO 5 Closing Date in accordance with ASU 2015-02.

Zephyr A-6 had an investment of $19.5 million in ZAIS CLO 5, at fair value, at December 31, 2016. This investment represented approximately a 2.1% economic interest in the senior and mezzanine notes and a 31.8% economic interest in the subordinated notes of ZAIS CLO 5 at December 31, 2016.

In February 2017 Zephyr A-6 sold its interest in the Class A-1 tranche of ZAIS CLO 5 for a sales price of approximately $5.4 million and recognized a loss of approximately $81,000. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

On August 10, 2017 Zephyr A-6 sold all of its remaining interests in ZAIS CLO 5 for a sales price of approximately $12.1 million and recognized a loss of approximately $0.2 million. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss). The sale was not to a related party. Subsequent to the sale of its interests in ZAIS CLO 5, Zephyr A-6 did not have any investment in the CLO and therefore the Company deconsolidated ZAIS CLO 5 as of August 10, 2017. The Company consolidated ZAIS CLO 5 in its financial statements for the period from January 1, 2017 through August 10, 2017 and as of December 31, 2016. A wholly owned subsidiary of ZAIS continued as the collateral manager for ZAIS CLO 5 subsequent to the deconsolidation.

 ZAIS CLO 6, Limited (“ZAIS CLO 6”)

 ZAIS CLO 6 was in the warehouse phase from November 18, 2016, its inception date, through June 1, 2017 (the “ZAIS CLO 6 Closing Date”). During this period (the “ZAIS CLO 6 Warehouse Period”), ZAIS CLO 6 financed the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 6 during the ZAIS CLO 6 Warehouse Period.

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

Prior to the ZAIS CLO 6 Closing Date, Zephyr A-6 sold a portion of its interest in the subordinated notes of ZAIS CLO 6 for a sale price of approximately $3.9 million and recognized a gain of approximately $0.2 million. Such amount is included in Net gain (loss) of Consolidated Fund’s investments in the Consolidated Statements of Comprehensive Income (Loss). This transaction reduced Zephyr A-6’s economic interest in the subordinated notes from 13.5% to 5.0%. The Company determined that it was not the primary beneficiary of ZAIS CLO 6 on the ZAIS CLO 6 Closing Date based on Zephyr A-6’s minimal investment in the subordinated notes of ZAIS CLO 6. Therefore, the Company was not required to consolidate ZAIS CLO 6 in its financial statements as of the ZAIS CLO 6 Closing Date.

Zephyr A-6’s investment in ZAIS CLO 6 was $25.5 million, at fair value, at September 30, 2017 which represented approximately a 5.0% economic interest in the senior, mezzanine notes and subordinated notes based on notional value. The Company determined that it is not the primary beneficiary of ZAIS CLO 6 based on Zephyr A-6’s minimal investment in the subordinated notes of ZAIS CLO 6 at September 30, 2017. Therefore, the Company did not consolidate ZAIS CLO 6 in its financial statements at September 30, 2017 or for the three and nine months ended September 30, 2017.

ZAIS CLO 7, Limited (“ZAIS CLO 7”)

ZAIS CLO 7 was in the warehouse phase from June 12, 2017, its inception date, through September 30, 2017. During this time (the “ZAIS CLO 7 Warehouse Period”), ZAIS CLO 7 financed the majority of its loan purchases using its warehouse facility. The Company was not required to consolidate ZAIS CLO 7 during the ZAIS CLO 7 Warehouse Period.

ZAIS CLO 7, which priced on September 11, 2017 (the “ZAIS CLO 7 Pricing Date”) invests primarily in first lien senior secured bank loans and has a total capitalization of $564.0 million, which consists of senior and mezzanine notes with an aggregate par amount of $506.0 million and subordinated notes of $58.0 million. The CLO matures in April 2030.

At the ZAIS CLO 7 Pricing Date, Zephyr A-6 had (i) an investment of approximately $35.5 million in the senior and mezzanine notes and an investment of approximately $2.5 million in the subordinated notes of ZAIS CLO 7 and a corresponding payable of $38.0 million for its obligation to purchase the securities and (ii) a receivable for securities sold of $38.7 million for the return of its initial investment in ZAIS CLO 7 while it was in the warehouse period.  Zephyr A-6’s investment of $38.1 million in ZAIS CLO 7, at fair value, represents approximately 5.0% economic interest in the senior note tranches, 16.4% economic interest in the mezzanine note tranches and 5.0% economic interest in the subordinated note tranches. In total, Zephyr A-6 held a 6.78% economic interest in the total capital structure of ZAIS CLO 7 on the ZAIS CLO 7 Pricing Date.

The Company determined that it was not the primary beneficiary of ZAIS CLO 7 at the ZAIS CLO 7 Pricing Date or September 30, 2017 because ZAIS CLO 7 was still in the warehouse phase. Therefore, the Company was not required to consolidate ZAIS CLO 7 in its financial statements as of the ZAIS CLO 7 Pricing Date or at September 30, 2017.

ZAIS CLO 7 closed on October 19, 2017. At the CLO closing, the following amounts, which are included in the Company’s consolidated statement of financial position at September 30, 2017, were settled: (i) the payable for securities purchased of $38.0 million (ii) the receivable for securities sold of $38.7 million and (iii) the dividend receivable of $1.4 million. As of the closing date, the Company has determined that ZAIS CLO 7 did not meet the consolidation criteria and therefore, it will not be required to consolidate ZAIS CLO 7 in its financial statements.

ZAIS CLO 8, Limited (“ZAIS CLO 8”)

ZAIS CLO 8 was formed on October 16, 2017 and is in the warehouse phase (the “ZAIS CLO 8 Warehouse Period”). During the ZAIS CLO 8 Warehouse Period, ZAIS CLO 8 is financing the majority of its loan purchases using its warehouse facility. Zephyr A-6 funded $30.0 million to ZAIS CLO 8 through November 13, 2017.

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

Prior to October 31, 2016, management fee income earned by ZAIS Group from ZFC REIT, was based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT was paid to holders of Class B interests in ZAIS REIT Management. The payment to the Class B interests in ZAIS REIT Management was recorded as distributions to non-controlling interests in ZGP. On October 31, 2016, the management agreement with ZFC REIT was terminated upon the completion of the merger between ZFC REIT and Sutherland Asset Management Corp. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment of $8.0 million in October 2016.

Management fees are generally collected on a monthly or quarterly basis.

Incentive income. Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable, also referred to as crystallized and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, payment of the incentive income to ZAIS Group by the ZAIS Managed Entities. The criteria for revenue recognition are typically met only after (i) any profits exceed a high-water mark for vehicles with hedge fund-style fee arrangements, (ii) all contributed capital and the preferred return, if any, have been distributed to the investors in vehicles with private equity-style fee arrangements and (iii) all contributed capital and the preferred return, if any, have been distributed to the investors and subordinate management fees (if any) have been paid to the collateral manager for CLOs.

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

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS (the “Compensation Committee”) adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applied to approximately 60 employees of ZAIS Group all of whom had an annual base salary of less than $300,000. The purpose of the Retention Payment Plan was to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group was not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees were entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remained employed by ZAIS Group on such dates. The Company paid an aggregate amount of approximately $1.5 million and $3.0 million during the three and nine months ended September 30, 2016, respectively, to all participants pursuant to the Retention Payment Plan. In addition, on March 1, 2016, the Compensation Committee approved a retention payment of $900,000 to Howard Steinberg, the Company's former General Counsel, which was paid on March 15, 2016.

On April 5, 2017, the Company provided a retention award (the “Retention Award”) to Michael Szymanski, the Company’s Chief Executive Officer in recognition of the importance of retaining his services as the Chief Executive Officer of the Company and its operating subsidiary, ZAIS Group, and in connection with the Company’s review of strategic alternatives to enhance shareholder value. Under the Retention Award, which has been approved by the Compensation Committee, Mr. Szymanski received a cash retention payment of $500,000 on each of June 30, 2017 and September 30, 2017 and is entitled to receive a cash retention payment of $500,000 on a date within five business days following the closing date of a “Transaction” as defined in the Retention Award or otherwise as determined by the Board of Directors of the Company. On November 7, 2017, the Compensation Committee determined that Mr. Szymanski would receive the final $500,000 Retention Award payment on February 28, 2018. Mr. Szymanski would be entitled to such payments provided he remains employed by the Company on such dates, or if he has been removed as the Company’s Chief Executive Officer or his employment terminated for reasons other than for cause prior to such dates. The aggregate amount of retention payments that may be paid to Mr. Szymanski under the Retention Award is $1.5 million.

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

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group previously entered into agreements with employees to share with them a percentage of income generated from certain ZAIS Managed Entities (“Points Agreements”). Under existing Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from the referenced entities, to certain employees and former employees. Amounts payable pursuant to the Points Agreements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs later than when the related income is received. Recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. ZAIS Group does not anticipate entering into additional Points Agreements. We did not incur any compensation expense relating to the Points Agreements for the three and nine months ended September 30, 2017 or September 30, 2016.

General, administrative and other. General, administrative and other expenses are related to professional services, insurance, information technology, rent and other operating expenses.

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

Net gain (loss) of Consolidated Funds’ investments. Net gain (loss) consists of net realized and unrealized gains and losses on investments held by Zephyr A-6.

Net gain (loss) on beneficial interest of consolidated collateralized financing entity. Net gain (loss) includes changes in the fair value of (i) beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services.

Trends Affecting Our Business

AUM had trended downward since 2007. This trend resulted from the wind-up and liquidation of a number of private equity-style and structured vehicles as well as certain withdrawals by investors from the ZAIS Managed Entities that were either voluntary or driven by regulatory constraints. While AUM has been increasing since the first quarter of 2017 primarily due to the formation of new CLO structures, the environment for raising new capital remains challenging as lower interest rates, tight credit spreads and changing regulations continue to put pressure on structured credit products. European investors have generally reduced investments in certain securitized investment vehicles due to increased regulatory capital requirements.

Our management fee income and incentive income, which are our two principal sources of operating cash flow has decreased since 2015. As a result, revenues and operating cash flow have been insufficient to cover operating expenses and excess working capital needs were funded by the proceeds of the Business Combination. It is currently expected that this negative working capital trend is likely to continue through the end of 2017.

In addition, ZAIS REIT Management, a majority owned consolidated subsidiary of ZAIS Group that was the external investment advisor to ZFC REIT, terminated its management agreement with ZFC REIT upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. The termination resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during fourth quarter ended December 31, 2016 and will decrease the management fees earned by ZAIS Group by approximately $2.8 million annually on a run-rate basis. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million in October 2016.

In order to fund the purchase of the Company’s Class A Common Stock pursuant to the Ramguard Agreement, Christian Zugel and various trusts for which relatives of Christian Zugel are the beneficiaries have submitted a redemption request to redeem approximately $5.4 million (value date of September 30, 2017) of interests effective December 31, 2017, from ZAIS Opportunity Domestic Feeder Fund, LP, which serves as the feeder fund to ZAIS Opportunity Master Fund, Ltd, a ZAIS Managed Entity. AUM at September 30, 2017 has not been reduced to account for this redemption request.

Strategic Review

Commencing in 2015, the Company’s management and the Board have been conducting periodic strategic reviews of the Company’s business in order to enhance shareholder value. On February 15, 2017, the Board established the Special Committee of the Board of Directors to consider any proposals by management or third parties for strategic transactions. On September 5, 2017, Z Acquisition LLC entered into the Ramguard Agreement. After giving effect to the Ramguard Agreement, Christian Zugel would hold, directly or indirectly, 6,800,000 shares of the Class A Common Stock and 3,325,000 Class A Units. Also on September 5, 2017, the Special Committee of the Board of Directors received the Letter from Christian Zugel seeking to pursue discussions with the Special Committee of the Board of Directors to take the Company private by acquiring through a merger the remaining issued and outstanding shares of Class A Common Stock of the Company, other than shares held by Christian Zugel and his affiliates, at $4.00 per share in an all cash transaction. The Company and Christian Zugel are negotiating the terms of an agreement for such a merger, which agreement will be subject to the approval of the Special Committee of the Board of Directors, the Board and the Company’s shareholders. If such merger is consummated, the Company expects to terminate the registration of ZAIS Class A Common Stock under the Securities Exchange Act of 1934, as amended, and to cease periodic and other public company compliance and reporting. There is no assurance that the discussions and negotiations between the Company and Christian Zugel which have taken place or may in the future take place will result in any agreement with respect to a merger. The Company intends to make a public announcement in the event, and at the time, of the approval of a merger agreement by the Board and the Special Committee of the Board.

 See "Item 1A. Risk Factors" included in the Annual Report on Form 10-K for a discussion of the risks to which our businesses are subject.

Non-GAAP Financial Measures

Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA

Our management reviews its results on both a Net income (loss) (excluding Consolidated Funds of ZAIS Group) and an Adjusted EBITDA basis. These are key performance measures used by management when making operating decisions, assessing financial performance and allocating capital resources. Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are non-GAAP financial measures that exclude the adjustments described below that are required for presentation of our results on a GAAP basis. These measures supplement and should be considered in addition to and not in lieu of the results of operations prepared in accordance with GAAP:

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Consolidated net income (loss), net of tax	$1,575	$1,616	$(41)	-3%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$598	$(286)	$884	309%

Adjusted EBITDA - Non-GAAP	$793	$1,068	$(275)	-26%

Revenues

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Management fee income	$4,223	$3,654	$569	16%
Incentive income	4,559	3,614	945	26%
Reimbursement revenue	418	—	418	—%
Other revenues	77	79	(2)	-3%
Income of Consolidated Funds	85	—	85	—%
Total Revenues	$9,362	$7,347	$2,015	27%

Total revenues increased by $2.0 million primarily due to:

•	A $0.6 million net increase in management fee income primarily due to (i) an increase of $0.9 million which was driven by fees recognized for certain ZAIS Managed CLOs which were not recognized in the comparable prior year period and (ii) an increase of $0.6 million driven by increased performance of certain ZAIS Managed Entities, offset by a decrease of (i) $0.7 million due to the termination of the management agreement between ZAIS REIT Management and ZFC REIT and (ii) $0.2 million due to the liquidation of certain managed accounts.

•	A $0.9 million increase in incentive income which was primarily driven by an increase of $1.9 million due to fees which crystalized during the third quarter of 2017, offset by a decrease of $1.0 million related to a fund which generated incentive fees in the prior year period but which liquidated.

•	A $0.4 million increase in reimbursement revenue which relates to the reimbursement from certain ZAIS Managed Entities for research and data services expenses incurred by us and paid directly to vendors by us. The related expenses are included in General, administrative and other expenses. The net effect of the reimbursement revenue and related expenses has no impact on our Consolidated net income (loss), net of tax. The amounts for the three months ended September 30, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss).

•	A $0.1 million increase in income of consolidated funds related to Zephyr A-6’s investments in unconsolidated ZAIS managed CLOs.

The following table details the changes to our AUM. The methodology for calculating AUM is described in the Overview section.

	Three Months Ended September 30, 2017
	(Dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$2.372	$0.112	$1.268	$3.752
Contributions (2)	0.537 (3)	—	0.003	0.540
Distributions (2)	(0.021)	(0.001)	—	(0.022)
Redemptions (4)	—	—	(0.093)	(0.093)
Profit & Loss (4)	0.005	0.007	0.008	0.020
Other (5)	(0.053)	(0.007)	0.007	(0.053)
End of Period AUM (6)	$2.840	$0.111	$1.193	$4.144

Average AUM (7)	$2.606	$0.112	$1.231	$3.948

	Three Months Ended September 30, 2016
	(Dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (8)	$2.000	$1.230	$0.719	$3.949
Contributions (2)	0.213 (9)	—	0.001	0.214
Distributions (2)	(0.107)	(0.004)	—	(0.111)
Redemptions (4)	(0.002)	(0.090)	(0.012)	(0.104)
Profit & Loss (4)	0.016	0.033	0.069	0.118
Other (5)	(0.198)	(0.017)	(0.007)	(0.222)
End of Period AUM (10)	$1.922	$1.152	$0.770	$3.844

Average AUM (8)	$1.961	$1.191	$0.745	$3.897

(1) AUM uses values for certain structured vehicles that have been determined prior to June 30, 2017 based on the most recent trustee report received as of June 30, 2017 for each respective vehicle.

(2) Amounts are related to funds, managed accounts and structured vehicles.

(3) Amount primarily consists of $490.0 million of assets of ZAIS CLO 7. In connection with the pricing of ZAIS CLO 7, ZAIS CLO 7 warehouse was repaid resulting in approximately a $15 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Other row in the table above.

(4) Amounts are related to funds and managed accounts.

(5) Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts (ii) leverage, aggregate principal balance and other items for structured vehicles and (iii) uncalled capital commitments. Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.

(6) AUM uses values for certain structured vehicles that have been determined prior to September 30, 2017 based on the most recent trustee report received as of September 30, 2017 for each respective vehicle.

(7) Average is based on the beginning balance and ending balance for the period presented.

(8) AUM uses values for certain structured vehicles that have been determined prior to June 30, 2016 based on the most recent trustee report received as of June 30, 2016 for each respective vehicle.

(9) Amount primarily consists of $212.7 million of assets of ZAIS CLO 5. In connection with the pricing of ZAIS CLO 5, there was (i) a reduction in leverage of $153.4 million for the obligation to repay the ZAIS CLO 5 related warehouse financing and (ii) an $8.3 million distribution to the equity investor in the warehouse phase. These amounts are included in the Other and Distributions rows in the above table. There was also $0.6 million of reductions related to changes in aggregate principal balance and other items for ZAIS CLO 5 during the period which is included in Other in the table above.

(10) AUM uses values for certain structured vehicles that have been determined prior to September 30, 2016 based on the most recent trustee report received as of September 30, 2016 for each respective vehicle.

Expenses

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Compensation and benefits	$5,775	$6,908	$(1,133)	16%
General, administrative and other	3,712	2,963	749	-25%
Depreciation and amortization	118	79	39	-49%
Expenses of Consolidated Funds	210	16	194	-1213%
Total Expenses	$9,815	$9,966	$(151)	2%

Total expenses decreased by $0.2 million primarily due to:

•	A $1.1 million decrease in compensation and benefits which was primarily due to: a $0.1 million increase in salaries, bonuses and associated payroll taxes and other employee benefits, offset by a $1.2 million decrease in equity compensation expense primarily relating to the reduction in outstanding equity compensation units resulting from the cancellation in December 2016 of all of ZGP’s Class B-0 Units held by certain employees in consideration of the receipt by such employees in substitution therefor (as elected by each employee) of RSUs (which fully vested on March 17, 2017) or the right to receive cash (which was paid on March 22, 2017).

•	A $0.7 million increase in General, administrative and other expenses primarily due to (i) an increase of $0.1 million in expenses relating to research and data services borne by us and paid directly to vendors by us relating to the management of the ZAIS Managed Entities, (ii) an increase of $0.4 million in expenses due to research and data services borne by us and paid directly to vendors which are reimbursable from certain ZAIS Managed Entities (the related revenue is included in Reimbursement Revenue. The net effect of the expenses and related reimbursement revenue has no impact on our Consolidated net income (loss), net of tax. The amounts for the three months ended September 30, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss)) and (iii) an increase of $0.3 million in legal fees offset by a net decrease of $0.1 million in other general and administrative costs.

 Our results of operations depend, in part, on the level of our expenses, which can vary from period to period. We currently anticipate that our expenses will exceed our revenues for the remainder of 2017, as they did during the three months ended September 30, 2017 and years ended December 31, 2016 and December 31, 2015. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2017 or beyond.

Other Income (Loss)

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Net gain (loss) on investments	$81	$46	$35	76%
Other income (expense)	32	53	(21)	-40%
Net gain (loss) on Consolidated Funds’ investments	1,304	4,115	(2,811)	-68%
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	620	—	620	—%
Total Other Income (Loss)	$2,037	$4,214	$(2,177)	-52%

Total other income decreased by $2.2 million primarily due to:

•	A $2.8 million decrease in net gain (loss) on Consolidated Funds’ investments related to Zephyr A-6, a Consolidated Fund. This Consolidated Fund primarily invests in CLOs and warehouses of CLOs managed by ZAIS Group, both of which are categorized as Level 3 assets in the fair value hierarchy. For more information on our valuation policy for Level 3 assets, see Note 4, “Fair Value Measurements”, to our consolidated financial statements.

•	A $0.6 million increase in net loss on beneficial interest of consolidated collateralized financing entity which relates to Zephyr A-6’s investment in ZAIS CLO 5. Zephyr A-6 is a Consolidated Fund.

Income Taxes

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Income tax (benefit) expense	$9	$(21)	$30	-143%

There was an immaterial change in income tax (benefit) expense for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. The amounts reported in both periods relate to our London subsidiary.

As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of September 30, 2017, we had determined that our current business forecasts do not support the realization of net deferred tax assets recorded for the Company. Although we recorded net income (excluding Consolidated Funds of ZAIS Group) for the three months ended September 30, 2017, it is anticipated that expenses will exceed revenues for the year. Although we are evaluating certain alternatives which could alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, we continue to believe that it is not more likely than not that the Company’s deferred tax asset will be realized, and we have continued to maintain a full valuation allowance against the deferred tax asset as of September 30, 2017. We have recorded a change in the Company’s valuation allowance of approximately $(0.18) million and $(0.25) million in our Consolidated Statements of Comprehensive Income (Loss) in connection with the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the three months ended September 30, 2017 and September 30, 2016, respectively. We intend to maintain a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9, “Income Taxes” to our consolidated financial statements for further information regarding the items affecting the Company’s effective income tax.

As of and for the three months ended September 30, 2017 and September 30, 2016, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Foreign currency translation adjustment	$(8)	$(61)	$53	87%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Non-controlling interests in Consolidated Funds	$977	$1,902	$(925)	-49%

Non-controlling interests in ZAIS Group Parent, LLC	$195	$—	$195	—%

•	The $0.9 million decrease in the net income allocated to non-controlling interests in Consolidated Funds was primarily related to a decrease in income and net gains allocated to investors that do not have the right to redeem their interests from Zephyr A-6, a Consolidated Fund. Zephyr A-6’s net income for the three months ended September 30, 2017 and September 30, 2016 was approximately $2.0 million and $3.9 million, respectively, which was primarily due to gains recognized on its investment in ZAIS CLO 5 for the three months ended September 30, 2017 and September 30, 2016 and unconsolidated ZAIS managed CLOs for the three months ended September 30, 2017.

•	The $0.2 million increase in net loss allocated to non-controlling interests in ZGP was driven primarily by the period-over-period decrease in our net loss.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Three Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$403	$(286)	689	241%

The increase in net income attributable to ZAIS Group Holdings, Inc. stockholders’ equity was driven primarily by the period-over-period increase in our net income.

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliations of our consolidated GAAP net income (loss), net of tax to our (i) non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) and (ii)  non-GAAP financial measure of Adjusted EBITDA:

	Three Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Consolidated net income (loss), net of tax (GAAP Net Income (Loss))	$1,575	$1,616
Add back: Elimination of Management fee income	178	218
Less: Income of Consolidated Funds	(85)	—
Less: Elimination of rebate expense	(373)	—
Add back: Elimination of Net gain (loss) on investments	1,017	1,979
Add back: Expenses of Consolidated Funds	210	16
Net (gain) loss on Consolidated Funds’ investments	(1,304)	(4,115)
Net (gain) loss on beneficial interest of consolidated collateralized financing entity	(620)	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	598	(286)

Add back: Tax expense	9	(21)
Add back: Compensation attributable to equity compensation	68	1,269
Add back: Severance costs	—	27
Add back: Depreciation and amortization	118	79
Adjusted EBITDA – Non-GAAP	$793	$1,068

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Consolidated net income (loss), net of tax	$(3,430)	$(9,718)	$6,288	65%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	$(6,614)	$(13,406)	$6,792	51%

Adjusted EBITDA - Non-GAAP	$(5,058)	$(9,472)	$4,414	47%

Revenues

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Management fee income	$11,019	$10,794	$225	2%
Incentive income	7,740	3,909	3,831	98%
Reimbursement revenue	1,295	—	1,295	—%
Other revenues	247	238	9	4%
Income of Consolidated Funds	489	—	489	—%
Total Revenues	$20,790	$14,941	$5,849	39%

Total revenues increased by $5.8 million primarily due to:

•	A $0.2 million increase in management fee income primarily due to (i) an increase of $1.5 million related to ZAIS managed CLOs which was primarily driven by fees recognized for ZAIS CLO 6 which closed in June 2017 and another ZAIS managed CLO which previously had its fees waived and (ii) an increase of $1.5 million driven by increased performance of certain ZAIS Managed Entities, offset by a decrease of $2.3 million due to the termination of the management agreement between ZAIS REIT Management and ZFC REIT and a decrease of $0.5 million relating to ZAIS Managed Entities which liquidated during the period.

•	A $3.8 million increase in incentive income which was primarily driven by (i) an increase of $4.6 million due to fees which crystalized during the third quarter of 2017 and (ii) an increase of $0.2 million due to a new first loss investment, offset by a decrease of $1.0 million related to a fund which generated incentive fees in the prior year period but which liquidated.

•	A $1.3 million increase in reimbursement revenue which relates to the reimbursement from certain ZAIS Managed Entities for research and data services expenses incurred by us and paid directly to vendors by the Company. The related expenses are included in General, administrative and other expenses. The net effect of the reimbursement revenue and related expenses has no impact on our Consolidated net income (loss), net of tax. The amounts for the nine months ended September 30, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss).

•	A $0.5 million increase in income of consolidated funds related to Zephyr A-6’s investments in unconsolidated ZAIS managed CLOs. Zephyr A-6 did not invest in any unconsolidated ZAIS managed CLOs during the nine months ended September 30, 2016.

  The following table details the changes to our AUM. The methodology for calculating AUM is described in the Overview section.

	Nine Months Ended September 30, 2017
	(Dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies		Multi- Strategy Funds and Accounts		Total
Beginning of Period AUM (1)	$2.072		$0.576		$0.796		$3.444
Contributions (2)	1.032	(3)	—		0.004		1.036
Distributions (2)	(0.377)		(0.005)		—		(0.382)
Redemptions (4)	—		0.001		(0.094)		(0.093)
Gain & Loss (4)	0.016		0.040		0.049		0.105
Other (5)	0.097		(0.501	)(6)	0.438	(6)	0.034
End of Period AUM (7)	$2.840		$0.111		$1.193		$4.144

Average AUM (8)	$2.321		$0.341		$1.013		$3.675

	Nine Months Ended September 30, 2016
	(Dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies	Multi- Strategy Funds and Accounts	Total
Beginning of Period AUM (9)	$1.914		$1.494	$0.749	$4.157
Contributions (2)	0.497	(10)	—	0.002	0.499
Distributions (2)	(0.133)		(0.025)	—	(0.158)
Redemptions (4)	(0.129)		(0.090)	(0.022)	(0.241)
Gain & Loss (4)	0.025		0.047	0.092	0.164
Other (5)	(0.252)		(0.274)	(0.051)	(0.577)
End of Period AUM (11)	$1.922		$1.152	$0.770	$3.844

Average AUM (8)	$1.919		$1.323	$0.760	$4.001

(1)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

(2)	Amounts are related to funds, managed accounts and structured vehicles.

(3)	Amount includes $475.2 million and $490.0 million of assets of ZAIS CLO 6 and ZAIS CLO 7, respectively. In connection with the pricing of ZAIS CLO 6, ZAIS CLO 6 warehouse was repaid resulting in approximately $0.167 billion reduction in leverage, aggregate principal balance and other items. In connection with the pricing of ZAIS CLO 7, ZAIS CLO 7 warehouse was repaid resulting in approximately $15 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Other row in the table above.

(4)	Amounts are related to funds and managed accounts.

(5)	Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts, (ii) leverage, aggregate principal balance and other items for structured vehicles and (iii) uncalled capital commitments. Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.

(6)	Includes $459 million of AUM that changed strategies from mortgage related strategy to multi-strategy.

(7)	AUM uses values for certain structured vehicles that have been determined prior to September 30, 2017 based on the most recent trustee report received as of September 30, 2017 for each respective vehicle.

(8)	Average is based on the beginning balance, quarterly balances and ending balance for the period presented.

(9)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2015 based on the most recent trustee report received as of December 31, 2015 for each respective vehicle.

(10)	Amount includes $212.7 million and $269.4 million of assets of ZAIS CLO 5 and ZAIS CLO 4, respectively. In connection with the pricing of ZAIS CLO 5, there was a (i) reduction in leverage of $153.4 million for the obligation to repay the ZAIS CLO 5 warehouse financing and (ii) an $8.3 million distribution to the equity investor in the warehouse phase. These amounts are included in the Other and Distributions rows in the table above. There was also $0.6 million of reductions related to changes in aggregate principal balance and other items for ZAIS CLO 5 during the period which is included in Other in the table above.

In connection with the pricing of ZAIS CLO 4, there was a reduction in leverage of $93.5 million for the obligation to repay the ZAIS CLO 4 warehouse financing and (ii) $23 million of redemptions for amounts returned to the equity investors in the warehouse phase. These amounts are included in the Other and Redemptions rows in the table above. There was also a $0.6 million increase related to changes in aggregate principal balance and other items for ZAIS CLO 4 during the period which is included in Other in the table above.

(11)	AUM uses values for certain structured vehicles that have been determined prior to September 30, 2016 based on the most recent trustee report received as of September 30, 2016 for each respective vehicle.

Expenses

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Compensation and benefits	$18,808	$23,914	$(5,106)	21%
General, administrative and other	11,260	9,123	2,137	-23%
Depreciation and amortization	229	206	23	-11%
Expenses of Consolidated Funds	283	64	219	-342%
Total Expenses	$30,580	$33,307	$(2,727)	8%

Total expenses decreased by $2.7 million primarily due to:

•	A $5.1 million decrease in compensation and benefits which was primarily due to: a $2.7 million decrease in salaries, bonuses and associated payroll taxes and other employee benefits primarily due to a reduction in force which occurred in 2016, a $0.7 million decrease in severance costs due to the reduction in force and a $1.7 million decrease in equity compensation expense primarily relating to the reduction in outstanding equity compensation units resulting from the cancellation in December 2016 of all of ZGP’s Class B-0 Units held by certain employees in consideration of the receipt by such employees in substitution therefor (as elected by each employee) of RSUs (which fully vested on March 17, 2017) or the right to receive cash (which was paid on March 22, 2017).

•	A $2.1 million increase in General, administrative and other expenses primarily due to (i) an increase of $1.3 million due to research and data services borne by us and paid directly to vendors which are reimbursable from certain ZAIS Managed Entities (the related revenue is included in Reimbursement Revenue. The net effect of the expenses and related reimbursement revenue has no impact on our Consolidated net income (loss), net of tax. The amounts for the three months ended September 30, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss)), (ii) an increase of $0.3 million in expenses relating to research and data services borne by us and paid directly to vendors by us relating to the management of the ZAIS Managed Entities, (iii) an increase of $0.3 million in information technology costs primarily due to the relocation of servers to a an offsite co-location, (iv) an increase of $0.4 million relating to legal fees and (v) a net increase of $0.2 million in other general and administrative costs offset by a of $0.4 million decrease in consulting fees primarily due to a decrease of $0.7 million primarily due to the expiration of a consulting agreement with RQSI, Ltd., an entity controlled by Mr. Neil Ramsey, whose affiliates are significant stockholders of ZAIS, in March 2017, as well as other third party contracts offset by an increase of $0.3 million due to the expense incurred for a retainer payable to Houlihan Lokey Capital, Inc. which was engaged by ZAIS and the Special Committee of the Board of Directors to perform investment banking services in connection with a potential take private transaction between the Company and Christian Zugel.

Our results of operations depend, in part, on the level of our expenses, which can vary from period to period. We currently anticipate that our expenses will exceed our revenues for the remainder of 2017, as they did during the nine months ended September 30, 2017 and years ended December 31, 2016 and December 31, 2015. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that ZAIS Group will correct this expense imbalance in 2017 or beyond.

Other Income

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Net gain (loss) on investments	$195	$83	$112	135%
Other income (expense)	48	745	(697)	-94%
Net gain (loss) on Consolidated Funds’ investments	4,018	7,808	(3,790)	-49%
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	2,118	—	2,118	—%
Total Other Income (Loss)	$6,379	$8,636	$(2,257)	$-26%

 Total other income (loss) decreased by $2.3 million primarily due to:

•	A $0.1 million increase in net gain (loss) on investments primarily due to better performance relating to one of the ZAIS Managed Entities in which the Company has a first loss position.

•	A $0.7 million decrease in other income (expense) primarily due to a decrease of $0.5 million relating to an insurance reimbursement, which was received during the three months ended March 31, 2016 and recorded as other income since the reimbursement related to legal costs previously incurred during the year ended December 31, 2015 and a decrease in gains of $0.2 million due to fluctuations in foreign currency exchange rates.

•	A $3.8 million decrease in net gain (loss) on Consolidated Funds’ investments related to Zephyr A-6, a Consolidated Fund. This Consolidated Fund primarily invests in CLOs and warehouses of CLOs managed by ZAIS Group, both of which are categorized as Level 3 assets in the fair value hierarchy. For more information on our valuation policy for Level 3 assets, see Note 4, “Fair Value Measurements”, to our consolidated financial statements.

•	A $2.1 million increase in net loss on beneficial interest of consolidated collateralized financing entity which relates to Zephyr A-6’s investment in ZAIS CLO 5. Zephyr A-6 is a Consolidated Fund.

 Income Taxes

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Income tax (benefit) expense	$19	$(12)	$31	-258%

There was an immaterial change in income tax (benefit) expense for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The amounts reported in both periods relate to our London subsidiary.

As of each reporting date, we consider new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2017, we had determined that our current business forecasts do not support the realization of net deferred tax assets recorded for the Company. We recorded a book loss for the nine months ended September 30, 2017, excluding income attributable to consolidated funds, and it is anticipated that expenses will continue to exceed revenues for the remainder of 2017 Although we intend to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, we continue to believe that it is not more likely than not that the Company’s deferred tax asset will be realized, and we have continued to maintain the full valuation allowance against the deferred tax asset of as of September 30, 2017. We have recorded a change in the Company’s valuation allowance of approximately $(0.21) million and $3.2 million in our Consolidated Statements of Comprehensive Income (Loss) in connection with the net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations for the nine months ended September 30, 2017 and September 30, 2016, respectively. We intend to maintain a full valuation allowance on the Company’s deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9, “Income Taxes” to our consolidated financial statements for further information regarding the items affecting the Company’s effective income tax.

As of and for the nine months ended September 30, 2017 and September 30, 2016, the Company was not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Foreign currency translation adjustment	$31	$(262)	$293	112%

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

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
Non-controlling interests in Consolidated Funds	$3,184	$3,688	$(504)	-14%

Non-controlling interests in ZAIS Group Parent, LLC	$(2,203)	$(4,210)	$2,007	48%

•	The $0.5 million decrease in the net income allocated to non-controlling interests in Consolidated Funds was primarily related to an increase in income and net gains allocated to investors that do not have the right to redeem their interests from Zephyr A-6, a Consolidated Fund. Zephyr A-6’s net income for the nine months ended September 30, 2017 and September 30, 2016 was approximately $6.5 million and $7.5 million, respectively, which was primarily due to gains recognized on its investment in ZAIS CLO 5 for the nine months ended September 30, 2017 and September 30, 2016 and unconsolidated ZAIS managed CLOs for the three months ended September 30, 2017 for the nine months ended September 30, 2017.

•	A $2.0 million decrease in net loss allocated to non-controlling interests in ZGP driven primarily by the period-over-period decrease in our net loss.

Net Income (Loss) Attributable to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Nine Months Ended September 30,		Change
	2017	2016	$	%
	(Dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(4,411)	$(9,196)	$4,785	52%

The decrease in net loss attributable to ZAIS Group Holdings, Inc. stockholders’ equity was driven primarily by the period-over-period decrease in our net loss.

Reconciliations of Non-GAAP Financial Measures

The following table presents the reconciliations of our consolidated GAAP net income (loss), net of tax to our (i) non-GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) and (ii)  non-GAAP financial measure of Adjusted EBITDA:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Consolidated net income (loss), net of tax (GAAP Net Income (Loss))	$(3,430)	$(9,718)
Add back: Elimination of Management fee income	507	218
Less: Income of Consolidated Funds	(489)	—
Less: Elimination of fee rebate expense	(664)	—
Add back: Elimination of Net gain (loss) on investments	3,315	3,838
Add back: Expenses of Consolidated Funds	283	64
Net (gain) loss on Consolidated Funds’ investments	(4,018)	(7,808)
Net (gain) loss on beneficial interest of consolidated collateralized financing entity	(2,118)	—
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-GAAP	(6,614)	(13,406)

Add back: Tax expense	19	(12)
Add back: Compensation attributable to equity compensation	1,236	2,951
Add back: Severance costs	72	789
Add back: Depreciation and amortization	229	206
Adjusted EBITDA – Non-GAAP	$(5,058)	$(9,472)

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended September 30, 2017, year-to-date (“YTD”) and inception-to-date (“ITD”) through September 30, 2017 for the following funds.

Fund Name (1)	Net Asset Value as of September 30, 2017 (Dollars in thousands)	Net Return for the Month Ended September 30, 2017 (2)	Net YTD Return through September 30, 2017 (2)	Net ITD Return through September 30, 2017 (2)
ZAIS Opportunity Fund (3) (4) (5)	$409,215	0.35%	5.58%	473.57%
ZAIS INARI Fund(6)	$449,463	0.87%	8.60%	56.14%

(1)	The performance data in the table above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in ZAIS Opportunity Domestic Feeder Fund, LP (‘‘Domestic Feeder’’) Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and the ZAIS Opportunity Fund, Ltd. (“Offshore Feeder”) Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date GAAP returns for years after 2008 would be lower than the adjusted returns presented.

(4)	The net asset value includes the net assets of the Domestic Feeder and Offshore Feeder.

(5)	In connection with the Ramguard Agreement, Christian Zugel and various trusts for which relatives of Christian Zugel are the beneficiaries have indicated an intention to redeem approximately $5.4 million (value date of September 30, 2017) of interests from the Domestic Feeder effective December 31, 2017. The Net Asset Value presented has not been reduced to account for this redemption request.

(6)	Actual Net YTD return is based on a calendar year end, although this fund operates on a September 30th fiscal year end.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

ZAIS Group has managed its historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidation of the Consolidated Funds. ZAIS Group’s primary cash flow activities on an unconsolidated basis involve: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to the ZAIS Managed Entities; and (4) making distributions to its members. At September 30, 2017 and December 31, 2016, our Cash and cash equivalents, on an unconsolidated basis, were $16.2 million and $38.7 million, respectively, including United States government obligations.

Our material sources of cash from ZAIS Group’s operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions related to investments in certain ZAIS Managed Entities. ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund investments in limited partnerships, property and equipment and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund its business requirements with the proceeds from the Business Combination. For the nine months ended September 30, 2017 the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $9.3 million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. The 2017 quarterly results generated negative working capital, and we expect to continue to draw from operating cash balances and the proceeds from the Business Combination to fund our operations and working capital for the foreseeable future.

The nine months ended September 30, 2017 and September 30, 2016 reflect the cash flows of ZAIS’s operating businesses and the Consolidated Funds required to be consolidated under ASU 2015-02. The assets of ZAIS Group’s Consolidated Funds have an effect on ZAIS Group’s reported cash flows. The primary cash flow activities of the Consolidated Funds vary depending on the activities of the Consolidated Funds. These activities may include: (1) raising capital from third party investors, which is reflected as non-controlling interests in the Consolidated Funds when required to be consolidated into the Company’s consolidated financial statements; (2) purchasing and selling investment securities or bank loans; (3) generating cash through the realization of certain investments; and (4) distributing cash to investors or note holders. The Consolidated Funds, except for consolidated CLOs, are treated as investment companies under GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as operating cash flows.

As of September 30, 2017, $36.6 million of the proceeds of the Business Combination had been deployed to expand existing product lines. This amount includes $26.6 million of capital contributed to Zephyr A-6, a majority owned subsidiary of ZAIS Group, which was formed to invest in ZAIS Group managed CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act and two $5.0 million equity investments in the first-loss equity tranche of two separate ZAIS Managed Entities focused on investing in high-yield bonds. ZAIS Group’s total commitment to the equity capital of Zephyr A-6 is $51.0 million.

On October 12, 2017, ZAIS Group and the non-controlling interest in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-controlling interest purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments. An estimated purchase price of approximately $24.1 million was paid to ZAIS Group on the Restructuring Date for the interest sold. The estimated purchase price was based on the net asset value of the interest sold as of June 30, 2017. A true-up payment will be made once the final purchase price is determined based on the net asset value of the interest sold as of the Restructuring Date. The receipt of funds from the purchase and sale transaction significantly increased the amount of cash available to the Company after the end of the third quarter of 2017. The partners of Zephyr A-6 also amended the limited partnership agreement. ZAIS Group total capital commitment to Zephyr A-6 is now $20.0 million (down from $51.0 million) of which $13.0 million was unfunded as of October 12, 2017.

Additionally, in February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of November 13, 2017. There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

We continually review our business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion in our capabilities in the residential whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016 which resulted in a decrease of 23 employees of ZAIS Group.  This reduction resulted in an annualized run rate savings of approximately $3.5 million in base compensation and benefits. At September 30, 2017, the Company had 59 employees compared with 62 employees at September 30, 2016 and 95 employees at December 31, 2015.

On October 31, 2016, the management agreement between ZAIS REIT Management and ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. which resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016.  As a result, management fees earned by ZAIS Group will decrease by approximately $2.8 million annually on a run-rate basis. Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million in October 2016.

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

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Statements of cash flows data
Net cash provided by (used in) operating activities	$(21,265)	$(27,473)
Net cash provided by (used in) investing activities	(5,054)	8,311
Net cash provided by (used in) financing activities	3,816	4,478
Change in cash and cash equivalents denominated in foreign currency	32	(246)
Net change in cash and cash equivalents	$(22,471)	$(14,930)

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

Our net cash used in operating activities for the nine months ended September 30, 2017 was $21.3 million, compared to net cash used in operating activities of $27.5 million for the nine months ended September 30, 2016. The reduction in cash flow used in operating activities of $6.2 million was primarily due to the following:

•	An increase in cash receipts of $8.0 million primarily due to higher incentive fee income earned from certain ZAIS Managed Entities and accrued at December 31, 2016 and collected in 2017 compared to amounts accrued at December 31, 2015 and collected in 2016;

•	A net decrease in cash paid for compensation expense of $0.6 million primarily due to a reduction in salary expense of $1.7 million primarily due to the reduction in force which occurred on March 8, 2016, offset by an increase in cash paid for incentive compensation of $1.1 million primarily due to an increase in guaranteed bonuses and incentive compensation awards accrued at December 31, 2016 and paid in February 2017 as well as new awards issued in 2017;

•	An increase in cash paid for general, administrative and other expenses of $1.0 million due to an increase in certain expenses; and

•	A decrease in cash receipts of $0.5 million related to proceeds received from our insurance providers for our claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry which had been approved; and

•	A net increase of $0.8 million in cash used in the activities of the Consolidated Funds.

Investing Activities

Our net cash used in investing activities was $5.1 million for the nine months ended September 30, 2017 and was primarily due to the contribution of $5.0 million in June 2017 to a ZAIS Managed Entity which carries first loss risk and the purchase of information technology hardware and software of $0.2 million, offset by proceeds from the sale of investments of $0.1 million relating to the liquidation of the Atlas Fund.

Our net cash provided by investing activities was $8.3 million for the nine months ended September 30, 2016 and was primarily due to the proceeds from the sale of our investment in a mutual fund of $8.2 million.

Financing Activities

Our net cash provided by financing activities was $3.8 million for the nine months ended September 30, 2017. This amount includes contributions from non-controlling interests in Consolidated Funds of $5.9 million, partially offset by the repayment of our notes payable of $1.3 million and the payment of employee taxes of $0.8 million relating to the issuance of Class A Common Stock, on a net basis, to employees who elected to cancel their B-0 Units in substitution for RSUs which vested on March 17, 2017.

Our net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2016 which was due to contributions from non-controlling interests in Consolidated Funds of $4.9 million, partially offset by distributions to non-controlling interests in ZGP of $0.4 million which represent distributions to Class B interests in ZAIS REIT Management.

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

Gain Contingencies

In April 2016, the Company received notification from one of its insurance providers that its claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved.

The Company did not incur any additional material costs in connection with the regulatory inquiry during the three months ended September 30, 2017. The Company had paid approximately $0.1 million during the three months ended September 30, 2016 and $0.06 million and $0.3 million during the nine months ended September 30, 2017 and September 30, 2016, respectively, for legal and other costs incurred in excess of our insurance deductible.

The cumulative insurance reimbursements that the Company has received through September 30, 2017 and December 31, 2016 were approximately $1.0 million and $0.9 million, respectively. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.58 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the nine months ended September 30, 2016 for the portion that related to 2015.

There were no amounts due from the insurance provider for reimbursement at September 30, 2017. At December 31, 2016, the remaining amount submitted to the insurance carrier for reimbursement was approximately $0.02 million, respectively, and is included in Other assets in the Consolidated Statements of Financial Condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at September 30, 2017 or December 31, 2016.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our consolidated financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Form 10-Q for a description of our accounting policies.

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

 Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II − OTHER INFORMATION

Item 1. Legal Proceedings.

On March 6, 2017, a complaint was filed in the Supreme Court of the State of New York, County of New York, entitled Parsifal Partners B, LP against Christian Zugel, Michael Szymanski, R. Bruce Cameron (a former Chairman and Chief Executive Officer of HF2 and former director of the Company), ZAIS Group Holdings, Inc. and Berkshire Capital Securities LLC. The complaint contains claims alleging breaches of fiduciary duties and contract, tortious interference, fraudulent concealment and unjust enrichment. The plaintiff’s allegations include that, in connection with the Business Combination, the defendants unlawfully decreased the plaintiff’s equity interest in the Company and unlawfully restricted the alienation of plaintiff’s remaining equity interest in the Company. The complaint seeks damages of not less than $4.2 million, plus interest, and punitive damages. On April 10, 2017, the Company and Messrs. Zugel and Szymanski moved to dismiss the claims asserted against them.  On April 21, 2017, R. Bruce Cameron and Berkshire Capital Securities LLC moved to dismiss the claims asserted against them.  Briefing on both motions to dismiss was completed on June 19, 2017, and the parties are awaiting a ruling. On October 24, 2017, the court granted a motion to stay discovery pending a ruling on the defendants’ motion to dismiss. The Company believes that the allegations in the complaint against the Company and Messrs. Zugel and Szymanski are completely without merit and intends to defend this case vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On September 28, 2017, the Board agreed, by written resolution, to postpone the Company’s 2017 annual meeting of stockholders (the “Annual Meeting”), which was originally scheduled to be held on November 7, 2017.

The decision to postpone the Annual Meeting follows the receipt by the Special Committee of the Board of Directors of the Letter from Christian Zugel on September 5, 2017, seeking to pursue discussions with the Special Committee of the Board of Directors to take the Company private by acquiring the issued and outstanding shares of Class A Common Stock of the Company, other than shares held by Christian Zugel and his affiliates, at $4.00 per share in an all cash transaction by way of a merger, as previously disclosed on the Company’s Current Report on Form 8-K filed on September 7, 2017.

The Company will announce the Annual Meeting’s new date, time, or the date and time of a special meeting in lieu thereof, and related deadlines after a final decision has been made with respect to the proposal contained in the Letter.  The Company will subsequently file and mail proxy materials as required.

Item 6. Exhibits

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
Date: November 13, 2017

