Form 10-K
period 2017-12-31
ZAIS Group Holdings, Inc.
filed 2018-03-19
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017 (the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $31,972,782 based on the closing sales price of the registrant’s common stock on Friday, June 30, 2017 as reported on the Nasdaq Capital Market.

On March 16, 2018, the registrant had a total of 14,555,113 shares of Class A common stock, par value $0.0001, and 20,000,000 shares of Class B common stock, par value $0.000001 per share, that were issued and outstanding.

FORWARD-LOOKING STATEMENTS

ZAIS Group Holdings, Inc. (“ZAIS” or the “Company”) makes forward-looking statements in this Annual Report on Form 10-K within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For these statements, the Company claims the protections of the safe harbor for forward-looking statements contained in such Sections. Forward-looking statements are subject to substantial risks and uncertainties, many of which are difficult to predict and are generally beyond the Company’s control. These forward-looking statements include information about possible or assumed future results of the Company’s business, financial condition, liquidity, results of operations, plans and objectives. When the Company uses the words “believe,” “expect,” “anticipate,” “estimate,” “plan,” “forecast,” “continue,” “intend,” “should,” “could,” “would,” “may,” “potential” or the negative of these terms or other comparable terminology, the Company intends to identify forward-looking statements. Statements regarding the following subjects, among others, may be forward-looking:

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement (as defined below) or the inability of the Company to consummate the Merger (as defined below);

•	the possible adverse effect on the Company’s business, including the diversion of Company management’s attention from the Company’s ongoing business operations, and the price of Class A Common Stock (as defined below) if the Merger is not completed in a timely matter or at all;

•	the Company’s ability to complete the Merger or to identify, negotiate and successfully complete an alternative strategic transaction, including a sale or combination or similar transaction, or a going private transaction;

•	the Company’s future financial performance;

•	changes in the market for the Company’s products;

•	the Company’s prospects and growth opportunities;

•	the ability of the Company to grow and manage growth profitably, and retain management and key employees;

•	the outcome, or unfavorable resolution, of any legal and/or regulatory proceedings that may be instituted against the Company, its subsidiaries or others;

•	the inability to continue to be listed on the NASDAQ Stock Market;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of assets under management;

•	the relative and absolute investment performance of advised or sponsored investment products;

•	the availability of suitable investment opportunities;

•	changes in interest rates;

•	changes in the yield curve;

•	changes in prepayment rates;

•	the availability and terms of financing;

•	conditions in the market for targeted investments;

•	the impact of capital improvement projects;

•	the impact of future acquisitions or divestitures;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to the Company;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and the Company;

•	the ability to attract and retain highly talented professionals;

•	the impact of changes to tax legislation and, generally, the tax position of the Company;

•	the ruling by the U.S. Court of Appeals for the District of Columbia on February 9, 2018, that managers of “open market” collateralized loan obligation funds are not subject to risk retention rules that went into effect on December 24, 2016; the Company is evaluating the impact of the ruling, which is subject to appeal and could be material to the Company;

•	legislative and regulatory changes that could adversely affect the business of the Company; and;

•	other risks and uncertainties, including those set forth under Item 1, “Business” and Item 1A, “Risk Factors.”

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

Item 1. Business.

GENERAL

We are a publicly traded holding company conducting substantially all of our operations through our principal operating subsidiary, ZAIS Group, LLC (“ZAIS Group”), an investment advisory and asset management firm focused on specialized credit. ZAIS Group is a wholly-owned consolidated subsidiary of ZAIS Group Parent, LLC (“ZGP”), which is our majority-owned consolidated subsidiary.  Our Class A common stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the ticker symbol “ZAIS”.  We are headquartered in Red Bank, New Jersey and also maintain an office in London. Prior to March 2015, we were a publicly traded special purpose acquisition corporation called HF2 Financial Management Inc. (“HF2”). On March 17, 2015, we completed a business combination transaction with ZGP (the “Business Combination”), whereby we acquired a 66.5% interest in ZGP and changed our name to ZAIS Group Holdings, Inc.  In the Business Combination, HF2 made a $78.2 million cash contribution to ZGP and effected the transfer of all its outstanding shares of Class B common stock (“Class B Common Stock”) to the members of ZGP (including Christian Zugel, the Company’s Chairman and Chief Investment Officer, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group (“Mr. Zugel”), and certain related parties, collectively, the “ZGP Founder Members”).

ZAIS Group was formed in 1997 and is an investment adviser registered with the Securities and Exchange Commission (“SEC”) under the Investment Advisers Act of 1940, as amended (the “1940 Act”), and with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and Commodity Trading Advisor (“CTA”). ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) and, until October 31, 2016, ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as collateralized debt obligations or loan obligations, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group had approximately $4.512 billion of assets under management (“AUM”) as of December 31, 2017. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes. ZAIS Group’s AUM is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS Group employed 59 employees across its investment management, client relations, information technology, law, compliance, risk management, finance and operations groups as of March 19, 2018. The ZAIS Group team includes 25 investment professionals as of March 19, 2018 and is led by Mr. Zugel. The number of investment professionals will be reduced by three employees on March 31, 2018 in connection with the reduction in force commenced on March 1, 2018. Refer to Item 1. Business – “Employees” for additional information.

On February 15, 2017, the Board of Directors of the Company (“Board of Directors”) formed a special committee of independent and disinterested directors (the “Special Committee”) to consider proposals for strategic transactions, as well as to consider all other strategic options for the Company. Subsequently, the Special Committee’s review of potential strategic alternatives included capital raising, asset sales, strategic partnerships, a sale of the entire Company, a sale of component parts of the Company, acquisitions and other options, including continuing operating as a public company.  Thereafter, Mr. Zugel reported to the Board of Directors that he was considering making a proposal that would be beneficial to the Company’s stockholders and which would result in the Company going private. Mr. Zugel made a proposal for a take private transaction to the Special Committee on September 5, 2017. Over the next several months Mr. Zugel and the Special Committee negotiated his proposal.

On January 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Z Acquisition LLC, a Delaware limited liability company (“Z Acquisition”), and ZGH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Z Acquisition. Mr. Zugel is the sole managing member of Z Acquisition, and Daniel Curry, the Company’s Chief Executive Officer, President and a Director (“Mr. Curry”), is a member of Z Acquisition. At the effective time of the Merger, shares of Class A Common Stock (“Class A Common Stock”), other than shares held by Mr. Zugel, affiliates of Mr. Zugel, and certain other shareholders, will be converted into the right to receive $4.10 per share in cash without interest, subject to any required withholding taxes. All outstanding restricted stock units (“RSUs”) are held by the Company’s independent directors and will also be converted in the Merger into the right to receive $4.10 per share in cash for the number of shares of Class A Common Stock underlying such RSUs. The proposed Merger is a “going private transaction” under SEC rules. There is no assurance that the Merger will be consummated. For a discussion of various risks relating to the Merger, see “Item 1A Risk Factors—Risks Related to the Merger,” and for additional information regarding the Merger, see our Current Report on Form 8-K filed with the SEC on January 12, 2018.

The Company continually reviews its business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion of our capabilities in the residential mortgage whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016, which resulted in a decrease of 23 employees of ZAIS Group. At December 31, 2017, the Company had 59 employees compared with 60 employees at December 31, 2016. On October 31, 2016, the Company’s management agreement with ZFC REIT was terminated upon completion of a merger between ZFC REIT and Sutherland Asset Management Corp, which resulted in a decrease of $0.589 billion in ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. As a result of the termination of the ZFC REIT management agreement, management fees earned by ZAIS Group decreased by approximately $2.5 million in 2017 compared to 2016 (estimated to be approximately $2.8 million on an annualized basis). The decrease in management fees for the year ended December 31, 2016 was offset by the receipt of a termination payment from ZFC REIT in the amount of $8.0 million that ZAIS REIT Management LLC (“ZAIS REIT Management”), a consolidated subsidiary of ZAIS Group, received pursuant to a termination agreement between ZAIS REIT Management and ZFC REIT (the “Termination Agreement”).

Broad Credit Investment Products Platform. ZAIS Group’s current investments include, but are not limited to, non-agency and agency residential mortgage backed securities (“RMBS”), commercial real estate (“CRE”) investments including commercial mortgage backed securities (“CMBS”), CRE loans and commercial properties, asset-back securities (“ABS”), corporate CLOs, individual corporate debt securities, leveraged loans, and structured corporate synthetics. Within these products, ZAIS Group invests predominantly in mezzanine and subordinate securities.

Diverse Client Base and Product Mix. Since its inception in 1997, ZAIS Group has built long-term relationships with an international investor base, including public and private pension funds, endowments, foundations, insurance companies, family offices, fund of funds, sovereign wealth funds and investment advisors. ZAIS Group manages assets using a range of strategies and investment vehicles, including hedge funds, hybrid private equity funds, separately managed accounts, structured vehicles such as CLOs and, until October 31, 2016, ZFC REIT. The chart set forth below provides a breakdown of our AUM by investor type.

AUM by Investor Type as of December 31 (1):

(1)	ZAIS Group’s December 31, 2016 AUM uses values for certain structured vehicles that are prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

ZAIS Group’s December 31, 2017 AUM uses values for certain structured vehicles that are prior to December 31, 2017 based on the most recent trustee report received as of December 31, 2017 for each respective vehicle.

ZAIS’s Investment Vehicles

•	ZAIS Group manages customized solutions in the form of separately managed accounts and funds of one that are tailored to the investment objectives of investors. The investors in these managed accounts may generally contribute additional capital or withdraw capital with little or no notice.
•	CLOs purchase debt or loans and finance the purchases through the issuance of new debt and equity securities. Series of notes are issued with different risk-return profiles based on their position in the capital structure and payment waterfalls. The “equity securities” in such a structure typically take the first loss risk and are entitled to any excess returns from the vehicle. Should the credit quality of the portfolio deteriorate the equity securities will often be cut off from any distributions in order to protect the more senior debt tranches and accelerate their amortization.
•	ZAIS Group’s hedge funds generally permit new and existing fund investors to contribute capital on a periodic basis (typically monthly) and to redeem their capital on a periodic basis. These funds have an indefinite life as long as they have investors and ZAIS Group elects to continue their existence.
•	ZAIS Group’s hybrid private equity style funds generally permit investors to make capital commitments when the fund is formed and these commitments are drawn down as the fund makes investments. Capital is returned to fund investors on distribution dates after the investment period has ended (averaging three years) and there is an anticipated termination date for the respective funds. In general, fund investors may not withdraw or redeem capital during the investment period and additional fund investors are not permitted to join the fund after the fund’s final closing date.

ZAIS’s Investment Strategies

Corporate Debt Strategies

ZAIS Group’s corporate credit expertise, analytics platform and experienced credit analysts allow ZAIS Group to provide solutions and insight to optimize portfolios backed by corporate debt. ZAIS Group believes, regardless of product form or credit ratings, that integrating a breadth of information across corporate credit markets can generate investment ideas and risk management processes capable of generating above average returns. ZAIS Group has consistently sought to offer its investors opportunities to capitalize on dislocated markets across the corporate credit spectrum. As of December 31, 2017, ZAIS Group has approximately $3.163 billion deployed in corporate debt strategies.

Mortgage Strategies

ZAIS Group’s mortgage investment platform combines a skilled team of experienced mortgage investors with analytical and risk management systems focused on the residential and commercial mortgage sectors. ZAIS Group has organized its internal resources to address opportunities across the mortgage markets as such opportunities evolve. Over time, ZAIS Group has successfully positioned its platform to capitalize on market dislocations and the subsequent recovery of the mortgage securities and the Government Sponsored Enterprises’ relative value trading opportunities. ZAIS Group has built an integrated investment platform focused on analyzing and managing securitized mortgage loan assets. ZAIS Group believes these strategies are well suited to the current mortgage environment to capitalize on market conditions. As of December 31, 2017, ZAIS Group has approximately $0.102 billion deployed in mortgage strategies.

Multi-Strategy Vehicles

ZAIS Group also uses its credit expertise and analytics platform to manage multi strategy funds that focus on various specialized credit investments. Some of these multi strategy funds contain investments in mortgage and corporate debt strategies referred to above. As of December 31, 2017, ZAIS Group has approximately $1.247 billion deployed in multi-strategy funds.

The following charts show our AUM by strategy and form of investment vehicle.

AUM by Strategy as of December 31 (1):

AUM by Vehicle Type as of December 31 (1):

(1)	ZAIS Group’s December 31, 2016 AUM uses values for certain structured vehicles that are prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

ZAIS Group’s December 31, 2017 AUM uses values for certain structured vehicles that are prior to December 31, 2017 based on the most recent trustee report received as of December 31, 2017 for each respective vehicle.

AUM for Other is less than $7 million.

Fee and Income Structure

The following table presents the range of management and incentive fee rates generally charged on the ZAIS Managed Entities during the respective periods presented:

	Year Ended December 31,
	2017	2016
Management Fee Income (1) (4)
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%
CLOs	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT(3)	—	1.50%

Incentive Income (1) (2) (4)
Funds and accounts	10% - 20%	10% - 20%
CLOs	20%	20%

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fee rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed Entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	On October 31, 2016, the management agreement with ZFC REIT was terminated pursuant to the Termination Agreement.

9

(4)

ZAIS Group does not earn management fee income on two ZAIS Managed Entities in which it had made investments that carry first loss risk. ZAIS Group receives distributions of its pro rata share of the gains and losses related to its investments in these ZAIS Managed Entities and incentive income equal to 50% of the net investment gains for the management of these ZAIS Managed Entities.

For the management of its investment products and other vehicles, ZAIS Group receives fees and other income as follows:

Management Fee Income

Management fee income is typically based on a fixed annual percentage of net assets of the ZAIS Managed Entities and it is intended to compensate ZAIS for managing the investments. These fees are generally collected on a monthly or quarterly basis.

Funds and accounts: Management fees earned by ZAIS Group for funds and accounts are generally based on net asset value prior to the accrual of incentive fees/allocations or drawn capital during the investment period.

CLOs:  Management fees earned by ZAIS Group for the CLOs it manages are generally based on the par value of the collateral and cash held in the CLOs.

ZFC REIT: Through October 31, 2016, management fees earned by ZAIS Group from ZFC REIT, were based on ZFC REIT's stockholders' equity, as defined in the amended and restated investment advisory agreement between ZAIS REIT Management and ZFC REIT. Twenty percent of the management fee income received from ZFC REIT was paid to holders of Class B interests in ZAIS REIT Management. On October 31, 2016, the management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp which resulted in a decrease to ZAIS Group’s AUM of approximately $0.589 billion during the fourth quarter ended December 31, 2016. In addition to the reduction in ZAIS Group’s AUM, management fees earned by ZAIS Group decreased by approximately $2.5 million in 2017 compared to 2016 (estimated to be approximately $2.8 million on an annualized basis for future periods) as a result of the Termination Agreement. The decrease in management fees earned from ZFC REIT for the year ended December 31, 2016 was offset by the receipt of a termination payment in the amount of $8.0 million.

Incentive Income

In some cases, ZAIS Group receives incentive income when certain pre-agreed financial hurdles have been met.

Funds and accounts:  For ZAIS Managed Entities with hedge fund-style fee arrangements, incentive income earned by ZAIS Group is based on a percentage of the net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, all of ZAIS Group’s funds and accounts with hedge fund-style fee arrangements are subject to a perpetual loss carry forward or “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations to ZAIS Group with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. For funds and accounts with private equity-style fee arrangements, incentive income earned by ZAIS Group is based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive income to ZAIS Group.

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

Capital Invested In and Through ZAIS Group’s Products

As further alignment of ZAIS Group’s interests with those of its investors, ZAIS Group and certain eligible employees have invested capital in certain ZAIS Managed Entities.

Regulatory and Compliance Matters

ZAIS Group is subject to extensive regulation by a number of regulators and self-regulatory organizations that have the authority to authorize, and in specific circumstances to limit, restrict or prohibit regulated entities from carrying out particular activities if they fail to comply with applicable laws and regulations. A significant failure to comply could expose ZAIS Group to liability or reputational damage. Further, new legislation, heightened regulatory oversight of fundraising activities, changes in rules of self-regulatory organizations or exchanges or changes in the interpretation or enforcement of existing laws and regulations may directly affect ZAIS Group’s operations and profitability.

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

On February 27, 2017, Howard Steinberg, our former General Counsel, resigned effective March 31, 2017 and was retained as Senior Legal Advisor to the Company and ZAIS effective April 1, 2017.

On November 20, 2017, Gregory Barrett resigned as our Head of Business Development and Client Relations effective immediately. Mr. Barrett remained an employee of ZAIS through December 31, 2017 and was available to conduct business at our request.

On January 5, 2018, we announced that Michael Szymanski had tendered his resignation as Chief Executive Officer, President and a Director and that the Company’s Board of Directors had elected Daniel Curry to succeed Mr. Szymanski in these positions. Mr. Szymanski’s resignation was effective as of the close of business on January 5, 2018 and the election of Mr. Curry was effective as of January 8, 2018.

On March 1, 2018, ZAIS Group commenced a reduction in force which resulted in a decrease of three employees who will remain employees through March 31, 2018. In connection with this reduction in force, ZAIS Group provided notice on March 12, 2018 to two counterparties, that it would be terminating the investment management agreements related to such accounts.

As of March 19, 2018, ZAIS Group employed 59 individuals, including 25 investment professionals, located in its Red Bank and London offices. At December 31, 2017, ZAIS Group had 59 employees compared with 60 employees at December 31, 2016. The number of investment professionals will be reduced by three employees on March 31, 2018 in connection with the reduction in force commenced on March 1, 2018.

Executive Officers of the Company

The following sets forth certain information with respect to our executive officers:

Christian M. Zugel, 57, founded ZAIS Group in 1997 and serves as the Chairman of our Board of Directors and as Chief Investment Officer. Mr. Zugel serves as ZAIS Group’s Chief Investment Officer and serves as the Chairman of the ZAIS Group Management Advisory Committee. Mr. Zugel served as Chairman of the board of directors of ZFC REIT from July 2011 until October 31, 2016 and Chief Investment Officer of ZFC REIT from March 2016 until October 31, 2016. Prior to founding ZAIS Group, Mr. Zugel was a senior executive with J.P. Morgan Securities Inc., where he led J.P. Morgan’s entry into many new trading initiatives. At J.P. Morgan, Mr. Zugel also served on the Asia Pacific management-wide and firm-wide market risk committees. Mr. Zugel is the managing member of Z Acquisition, the entity formed by Mr. Zugel for purposes of making and completing his offer to take the Company private. Mr. Zugel received a Masters in Economics from the University of Mannheim, Germany.

Daniel A. Curry, 58, Mr. Curry serves as our Chief Executive Officer, President and Director. Mr. Curry also serves as the President of ZAIS Group and is a member of ZAIS Group’s Management Advisory Committee. He has served in each of these positions since January 8, 2018. Prior to joining ZAIS, Mr. Curry served as the Chief Executive Officer of DBRS Limited and DBRS, Inc. from December 2013 to August 2016. Mr. Curry served as Global President of DBRS from May 2012 to December 2013 and held the role of President of DBRS, Inc. beginning in December 2008 when he joined DBRS. Prior to joining DBRS, Mr. Curry was a Group Managing Director at Moody’s, where he co-managed the corporate finance group for the Americas, overseeing the ratings and research on over 2,500 non-financial companies, spanning both investment-grade and high-yield areas. At Moody’s Mr. Curry also managed the Structured Finance ratings group for Europe and Asia. Mr. Curry holds an MBA from Columbia University Graduate Business School and a Bachelor of Arts from Rutgers University. Mr. Curry is a member of Z Acquisition, the entity formed by Mr. Zugel for purposes of his offer to take the Company private.

Mark Russo, 39, serves as General Counsel and Managing Director of the Company and ZAIS Group and additionally, as our Secretary. From the closing of the Business Combination until April 2017, when Mr. Russo became our General Counsel, Mr. Russo was our Assistant General Counsel and Secretary. Mr. Russo joined the ZAIS Group Law Department in 2007. Prior to joining ZAIS Group in February 2007, Mr. Russo was an attorney with Thacher Proffitt & Wood LLP in its Structured Finance Practice Group from 2004 to 2007. He received a B.S. from the Pennsylvania State University and a J.D. from Saint John’s University School of Law.

Nisha Motani, 46, serves as the Company’s Chief Accounting Officer since November 2015 and as its Chief Financial Officer since December 2016. She is a member of the Company’s Management Advisory, Commitments, and Conflicts and Cross Trades committees and serves as chair of the Valuation Committee. Prior to the closing of the Business Combination, she served as the Director of Fund Reporting at ZAIS Group. Prior to joining ZAIS Group in October 2003, Ms. Motani worked as a senior manager in the Financial Services audit practice of Deloitte & Touche where she specialized in investment management. She is a CPA with a B.S. in Accounting from Rutgers School of Business.

Denise Crowley DeAngelis, 44, serves as Head of Business Development and Client Relations at the Company and at ZAIS Group (she has served in this role since November 2017), as well as Head of Securitized Credit at ZAIS Group. As head of ZAIS Group’s securitized credit business, Ms. Crowley DeAngelis is responsible for mortgage investments, mortgage-backed securities (“MBS”), including non-agency residential as well as commercial, commercial real estate debt and equity, asset-backed security investments and CLO investments across our separately managed accounts and co-mingled funds. She is also a member of ZAIS Group’s Management Advisory Committee. Ms. Crowley DeAngelis joined ZAIS Group in 1997 and has been actively involved in the MBS, CLO and collateralized debt obligation security markets since 1999. From 1997 until 1999, Ms. Crowley DeAngelis managed a high-yield credit fund for ZAIS Group. Before joining ZAIS in August of 1997, Ms. Crowley DeAngelis worked at J.P. Morgan in the High Yield Trading Group. Before J.P. Morgan, she worked for Senator Daniel P. Moynihan as an economic research analyst. Ms. Crowley DeAngelis received a B.A. from Boston College and an M.B.A. from New York University’s Stern School of Business.

Organization Structure

The following diagram illustrates the Company’s corporate structure at December 31, 2017:

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

Although ZAIS Group’s AUM has declined significantly from its peak of $11.707 billion prior to the financial crisis in 2008 to $4.512 billion as of December 31, 2017, AUM increased during 2017, primarily due to the formation of new CLOs managed by ZAIS Group. The decline was largely attributable to the return of investor capital from certain private equity style ZAIS Managed Entities, the termination of certain legacy CLOs managed by ZAIS Group, the termination of the Company’s management agreement with ZFC REIT, certain investor redemptions and the challenges of raising significant new assets to replace those assets being returned to investors. While ZAIS Group had historically been profitable, it incurred net losses in 2017, 2016 and 2015 based on U.S. GAAP. However, excluding the impact of an $8.0 million termination fee received from ZFC REIT in 2016, ZAIS Group incurred a smaller net loss in 2017 as compared to 2016 due to an increase in total revenues and a decrease in total expenses.

Revenue and results of operations are primarily dependent on the management fee income and incentive income ZAIS Group earns on the assets under its management. During 2017 and 2016, the alternative asset management industry was under fee pressure and ZAIS Group has not been able to maintain its historic fee levels. Although AUM decreased during the first quarter of 2017 by approximately $0.1 billion from approximately $3.444 billion as of December 31, 2016, AUM increased throughout the remaining three quarters of 2017 to approximately $4.512 billion as of December 31, 2017. The increase in AUM is mostly attributable to the formation of new CLOs managed by ZAIS which accounted for approximately $1.0 billion of the increase. The CLO business, which generally has a lower embedded management fee structure than the mortgage and corporate credit funds, has grown and become a significant percentage of ZAIS Group’s AUM. The typical management fee rates for CLO vehicles generally range between 0.15% and 0.50% and for the mortgage and corporate credit funds the fee rates generally range between 0.50% and 1.50%. As a result, the average fee rate earned by ZAIS Group on the ZAIS Managed Entities has declined. The average AUM during 2017 and 2016 was approximately $3.842 billion and $3.877 billion, respectively. Additionally, ZAIS Managed Entities representing total AUM of approximately $0.130 billion as of December 31, 2017 are winding down and are in liquidation. The termination of the management agreement with ZFC REIT upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. resulted in a decrease of approximately $0.589 billion in ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. As a result of this transaction, management fees earned by ZAIS Group have decreased by approximately $2.5 million in 2017 compared to 2016 (estimated to be approximately $2.8 million on an annualized basis for future periods).

For the year ended December 31, 2017, we reported a U.S. GAAP net loss of $(1.2) million, compared with U.S. GAAP net loss of $(3.8) million for the year ended December 31, 2016. For the year ended December 31, 2017, we reported (i) revenue of $30.8 million as compared with revenue of $31.7 million for the year ended December 31, 2016 and (ii) expenses of $40.3 million as compared with expenses of $44.0 million for the year ended December 31, 2016. Revenues for the year ended December 31, 2016 include the non-recurring $8.0 million termination fee from ZFC REIT as well as total management fee income from ZFC REIT of approximately $2.5 million.

Excluding the termination fee of $8.0 million from ZFC REIT, total consolidated management fee income increased by approximately $1.8 million in 2017 as compared to 2016 which was primarily driven by the increase in the AUM of CLOs managed by ZAIS Group. Additionally, total consolidated revenue decreased by approximately $0.8 million, and total consolidated expenses decreased by approximately $3.7 million. The decrease in consolidated expenses was primarily due to a reduction in compensation and benefit costs of $7.4 million resulting from (i) a reduction in force which occurred in 2016 and other departures during 2016 and 2017 and (ii) a decrease in equity compensation expense primarily relating to the vesting in March 2017 of equity units previously awarded to certain employees, offset by an increase of $3.0 million increase in General, administrative and other expenses primarily due to an increase in (i) research and data services used by us for the management of the ZAIS Managed Entities, (ii) information technology costs primarily due to the relocation of servers to an offsite co-location and (iii) an increase in legal expenses.

The current recurring revenue base does not cover the current run-rate of total expenses. We currently anticipate that our expenses in 2018 will exceed our revenues as they did in 2016 and 2017. If we are unable to significantly increase our assets under management and thereby generate additional revenue from management fee income and potentially, incentive income, or develop new sources of revenue, it is likely that we will continue incurring operating losses. In that event, we may need to sell assets to raise cash and/or curtail certain business activities, including foregoing additional investments in newly formed ZAIS Managed Entities. There is no assurance that ZAIS Group will be able to increase its assets under management or develop new sources of revenue.

Difficult market and political conditions may adversely affect ZAIS Group’s business, including by reducing the value or hampering the performance of the investments made by the ZAIS Managed Entities, each of which could materially and adversely affect ZAIS Group’s business, results of operations and financial condition.

ZAIS Group’s business is materially affected by conditions in the global financial markets and economic and political conditions throughout the world, such as interest rates, availability and cost of credit, inflation or deflation, economic uncertainty, changes in laws (including laws relating to ZAIS Group’s taxation, taxation of investors in the ZAIS Managed Entities, the possibility of changes to tax laws in either the United States or any non-U.S. jurisdiction and regulations on asset managers), trade barriers, commodity prices, currency exchange rates and controls and national and international political circumstances (including wars, terrorist acts and security operations). These factors are outside of ZAIS Group’s control and may affect the level and volatility of asset prices and the liquidity and value of investments and ZAIS Group may not be able to or may choose not to manage its exposure to these conditions. Increasing uncertainty following the U.S. election and Brexit, among other geopolitical events, could lead to increased market volatility in 2018 and future years, and uncertainty and instability for investment management businesses. These and other conditions in the global financial markets and the global economy may result in adverse consequences for the ZAIS Managed Entities and their respective investee companies and investments, which could restrict their investment activities and impede their ability to effectively achieve investment objectives.

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

ZAIS Group primarily uses cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. ZAIS Group’s cash flows are also used to fund various investments, including investments in entities in which ZAIS Group serves as the investment manager, property and equipment and other capital items. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, ZAIS Group will continue to fund a portion of its business requirements with the proceeds from the Business Combination. For the year ended December 31, 2017, the Company’s stand-alone (excluding the activities of the Consolidated Funds, as defined below) net cash used in operations was $7.5 million. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by the proceeds of the Business Combination. The Company currently anticipates that this negative working capital trend will continue in 2018, and could limit our ability to expand our investments from the proceeds of the Business Combination, thereby decreasing the revenue potentially generated by the capital invested from the Business Combination.

ZAIS Group’s AUM has been subject to volatility and certain ZAIS Managed Entities are being liquidated or may be disposed of in the near term.

Historically, ZAIS Group’s AUM has fluctuated from time to time. ZAIS Group’s AUM has declined significantly from its peak of $11.707 billion prior to the financial crisis in 2008 to $4.512 billion as of December 31, 2017, largely attributable to the return of investor capital from certain private equity style ZAIS Managed Entities, the termination of certain legacy CLOs managed by ZAIS Group, the termination of the Company’s management agreement with ZFC REIT, certain investor redemptions and the challenges of raising significant new assets to replace those assets being returned to investors. These challenges stem largely from structured credit products being disfavored by certain investors seeking to deploy structured credit when dislocation occurs, rather than to earn cash flows from current positions in structured credit and take advantage of dislocations when they arise. Additionally, European investors have exited structured credit related investments because of capital considerations due to regulatory requirements.

On March 12, 2018, ZAIS Group sent notice to terminate its management contracts for the two ZAIS Managed Entities in which it had made investments that carry first loss risk effective March 16, 2018. In connection with the termination of these management contracts, ZAIS Group also requested a complete withdrawal of its investment amounts as of March 30, 2018. ZAIS Group’s aggregate investment in these entities as of December 31, 2017 was approximately $10.0 million (the aggregate AUM of to these two entities was approximately $0.109 billion as of December 31, 2017). ZAIS Group expects to receive the proceeds from the withdrawals in second quarter of 2018.

Including the withdrawal requests discussed in the previous paragraph, ZAIS Managed Entities representing total AUM of approximately $0.130 billion as of December 31, 2017 are winding down and are in liquidation. These liquidations are expected to occur within the next 12 to 24 months. Clients invested in separately managed accounts may generally withdraw their invested capital with little or no notice which could further reduce ZAIS Group’s AUM. Although AUM decreased during the first quarter of 2017 by approximately $0.1 billion from approximately $3.444 billion as of December 31, 2016, AUM increased throughout the remaining three quarters of 2017 to approximately $4.512 billion at December 31, 2017. The increase in AUM is mostly attributable to the formation of new CLOs managed by ZAIS which accounted for approximately $1.0 billion of the increase.. Even with this increase in AUM, if ZAIS Group is unable to continue to raise significant new assets to replace those that have and will be returned to investors, its AUM would be subject to declines resulting in a lower base of assets on which it receives management fee income and potential incentive income. This, in turn, would continue to negatively impact ZAIS Group’s revenue and results of operations.

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

An investment in Class A Common Stock is not an investment in any of the ZAIS Managed Entities. The historical performance of the ZAIS Managed Entities is relevant to ZAIS Group primarily insofar as it is indicative of revenue ZAIS Group has earned in the past and may earn in the future and ZAIS Group’s reputation and ability to raise new investments in ZAIS Managed Entities. The historical and potential returns of the ZAIS Managed Entities are not, however, directly linked to returns on Class A Common Stock. Therefore, you should not conclude that positive performance of ZAIS Managed Entities will result in positive returns on an investment in Class A Common Stock, nor should you conclude that ZAIS Managed Entities’ prior performance is indicative of the future results of the ZAIS Managed Entities. Poor future performance of the ZAIS Managed Entities could cause a decline in ZAIS Group’s revenues and could therefore have a negative effect on ZAIS Group’s operating results and returns on the Class A Common Stock.

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

ZAIS Group’s revenue is derived principally from two sources: (1) management fee income, based on the size of the ZAIS Managed Entities and (2) incentive income, based on the performance of the ZAIS Managed Entities. A portion of ZAIS Group’s revenue and cash flow is variable, primarily due to the fact that incentive income can vary from year to year. Incentive income from certain ZAIS Managed Entities may, in some cases, be subject to (i) a hurdle and a perpetual loss carry forward, or “perpetual high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark or (ii) a priority of payments under which investor capital must be returned and a preferred return must be paid to the investor prior to any payments of incentive income to ZAIS Group.  For the year ended December 31, 2017, incentive income was 37.5% of ZAIS Group’s total revenues, representing a 23.8% increase over the year ended December 31, 2016. For the year ended December 31, 2016, incentive income was 29.5% of ZAIS Group’s total revenues. Total revenues for the year ended December 31, 2017 includes $1.5 million of income of Consolidated Funds. Total revenues for the year ended December 31, 2016 includes the $8.0 million termination fee received by ZAIS Group from ZFC REIT. In the event that any of the ZAIS Managed Entities perform poorly, ZAIS Group’s revenue and results of operations will decline and may decline significantly as performance based incentive income is an increasingly large portion of ZAIS Group’s total revenues. It will also likely be more difficult for ZAIS Group to obtain new investments in ZAIS Managed Entities if these entities perform poorly. In addition, investors may withdraw their investments in the ZAIS Managed Entities (or, in the case of separately managed accounts, terminate investment management agreements) as a result of poor performance of the ZAIS Managed Entities or otherwise. ZAIS Group’s investors and potential investors continually assess the ZAIS Managed Entities’ performance and ZAIS Group’s ability to obtain new investments for management.

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

A significant portion of ZAIS Group’s AUM is or may be derived from a small number of clients, the loss of which could significantly reduce ZAIS Group’s management fee income and potential incentive income and have a material adverse effect on our results of operations.

Certain of ZAIS Group’s strategies derive a significant portion of their total AUM from assets of a single client or a small number of clients. As of December 31, 2017, the ten largest investors, the two largest investors and the largest investor accounted for approximately 39.2%, 28.1% and 13.9% of ZAIS Group’s AUM (including AUM of the CLO vehicles managed by ZAIS Group), respectively. The same investors accounted for approximately 94.8%, 68.1% and 33.6% of ZAIS Group’s AUM (excluding AUM relating to the CLO vehicles managed by ZAIS Group). If any of these clients withdraw all or a portion of their AUM, ZAIS Group’s business would be significantly affected, which would negatively impact ZAIS Group’s management fee income and potential incentive income and could have a material adverse effect on its results of operations and financial condition. Additionally, ZAIS Group’s CLO management business accounts for approximately 58.7% of ZAIS Group’s AUM and a loss of key employees associated with the CLO management business may impact ZAIS Group’s ability to expand or continue this business and could result in the loss of a significant amount of ZAIS Group’s AUM.

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

As of December 31, 2017, the Company recorded a Deferred Tax Asset (“DTA”) of approximately $4.5 million related to Net Operating Loss (“NOL”) carryforwards and other future deductible amounts related to the Company’s allocable share of the consolidated results of operations as well as NOL carryforwards and development stage start-up expenses incurred during the period from its inception and prior to the closing of its Business Combination with ZGP. These DTAs relate to NOL carryforwards and future deductible amounts that can be used to offset the Company’s taxable income in future periods and reduce its income taxes payable in those future periods. Unless the Company is able to generate sufficient taxable income to utilize its NOL carryforwards before their expiration, it is likely that some or all of these NOL carryforwards could ultimately expire unused. The Company incurred a net book loss for the year ended December 31, 2017 and it is anticipated the expenses will again exceed revenues in 2018. Accordingly, management believes that it is not more likely than not that it’s deferred tax asset will be realized and the Company has established a full valuation allowance against the deferred tax assets as of December 31, 2017.

ZAIS Group’s expenses are subject to fluctuations that could materially impact our results of operations.

ZAIS Group’s results of operations depend, in part, on the level of ZAIS Group’s expenses, which can vary from period to period. The Company currently anticipates that its expenses in 2018 will exceed its revenues, as they did in 2017, 2016 and 2015. While ZAIS has increased its total AUM by approximately $1.0 billion in 2017 due primarily to the formation of new CLOs managed by ZAIS, if ZAIS Group is unable to continue to significantly increase its assets under management and thereby generate additional revenue from management fee income and potentially, incentive income, or develop new sources of revenue, it is likely that it will continue incurring operating losses. In that event, ZAIS Group may need to sell assets to raise cash and/or curtail certain business activities, including foregoing additional investments in newly formed ZAIS Managed Entities or investment vehicles. ZAIS Group and its affiliates have a certain level of recurring expenses in their day-to-day operations, and some of those expenses cannot be materially reduced. If ZAIS Group’s revenues do not increase, even with decreases in variable expenses, ZAIS Group’s results of operations will continue to be negatively impacted as is the case in the current year. Although management is evaluating certain alternatives which could alter the operating loss trend, there is no specific plan at this point in time that has been identified to alter the operating loss trend in future years. While ZAIS Group attempts to project expense levels in advance, there is no guarantee that unforeseen expenses will not arise.

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

Certain of the ZAIS Managed Entities use leverage, and ZAIS Group’s ability to achieve attractive rates of return on investments in those ZAIS Managed Entities depends on ZAIS Group’s (or, in the case of a separately managed account, the client’s) ability to access sufficient sources of indebtedness at attractive rates. The ZAIS Managed Entities may choose to use leverage as part of their respective investment programs. As of December 31, 2017, ZAIS Group served as investment manager to three ZAIS Managed Entities, excluding CLOs, utilizing various degrees of leverage. These three ZAIS Managed Entities had combined AUM of $1.2 billion. The weighted average leverage ratio of these ZAIS Managed Entities is approximately 14.8% (based on net asset value). The use of leverage poses a significant degree of risk and enhances the possibility of a significant loss to investors. A ZAIS Managed Entity may borrow money from time to time to make investments or may enter into derivative transactions that have embedded leverage. The interest expense and other costs incurred in connection with such borrowing or embedded leverage may not be recovered by returns on such investments and may be lost, and the timing and magnitude of such losses may be accelerated or exacerbated, in the event of a decline in the market value of such investments. Gains realized with borrowed funds may cause the ZAIS Managed Entity’s net asset value to increase at a faster rate than would be the case without borrowings. Losses realized with borrowed funds may also cause the net asset value of the related ZAIS Managed Entity to decrease at a faster rate than would be the case without borrowings. Any of the foregoing circumstances could have a material adverse effect on ZAIS Group’s business and our results of operations and financial condition.

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

Some of the ZAIS Managed Entities may invest in companies whose capital structures involve significant leverage. For example, in many non-distressed leveraged loan investments, indebtedness may be as much as 75% or more of an investee company’s total debt and equity capitalization, including debt that may be incurred in connection with the ZAIS Managed Entities’ investment, whether incurred at or above the investment-level entity. In distressed situations, indebtedness may exceed 100% or more of an investee company’s capitalization. Additionally, while the ZAIS Managed Entities generally purchase senior positions in the aforementioned companies, the debt positions acquired by the ZAIS Managed Entities may be the most junior in what could be a complex capital structure, and thus subject the ZAIS Managed Entities to the greatest risk of loss.

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

A substantial portion of the investments owned by the non-CLO ZAIS Managed Entities are recorded at fair value as determined in good faith by ZAIS Group and, as a result, there may be uncertainty regarding the value of the investments of the non-CLO ZAIS Managed Entities.

The debt and equity instruments in which the non-CLO ZAIS Managed Entities invest for which market quotations are not readily available are valued at fair value as determined in good faith by ZAIS Group or such other party as may be responsible for the valuation of the investments of the relevant non-CLO ZAIS Managed Entities. Most, if not all, of non-CLO ZAIS Managed Entities’ investments (other than cash and cash equivalents) are classified as Level 3 under Accounting Standards Codification Topic 820 — Fair Value Measurements and Disclosures. This means that the valuation of assets owned by the non-CLO ZAIS Managed Entities could be based on unobservable inputs and assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of the non-CLO ZAIS Managed Entities’ investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information, stale information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing or quotes accompanied by disclaimers materially reduces the reliability of such information and the pricing indications received may not accurately reflect the price at which a third party is willing to enter into a transaction.

The types of factors that ZAIS Group may take into account in determining the fair value of non-CLO ZAIS Managed Entities’ investments generally include prices received from third party valuation providers, broker quotes (if available), market rates of interest, general economic conditions, economic conditions in particular industries, the condition of financial markets, the financial condition of issuers, recent trading activity, and other relevant factors. Because such valuations are inherently uncertain, may take into account prices that fluctuate substantially over short periods of time and may be based on estimates, ZAIS Group’s determinations of fair value may differ materially from the values that would have been used if a ready market for these debt and equity instruments existed.

Because there is significant uncertainty in the valuation of, or in the stability of the value of illiquid investments, the fair values of such investments as reflected in a non-CLO ZAIS Managed Entity’s net asset value do not necessarily reflect the prices that would actually be obtained by ZAIS Group on behalf of the non-CLO ZAIS Managed Entity when such investments are sold. The non-CLO ZAIS Managed Entity’s net asset value could be adversely affected if determinations regarding the fair value of such non-CLO ZAIS Managed Entity’s investments were materially higher than the values that such non-CLO ZAIS Managed Entity ultimately realizes upon the disposal of such investments. Realizations at values significantly lower than the values at which investments have been reflected in the non-CLO ZAIS Managed Entity’s net asset values would result in losses for the applicable non-CLO ZAIS Managed Entity, a decline in asset management fee income and the loss of potential incentive income. Also, a situation where asset values turn out to be materially different than values reflected in a non-CLO ZAIS Managed Entity’s net asset value could cause investors to lose confidence in ZAIS Group which could, in turn, result in redemptions from the non-CLO ZAIS Managed Entities or difficulties in raising additional funds for ZAIS Group to manage.

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

Certain of the ZAIS Managed Entities require investors to make capital commitments that ZAIS Group is entitled to call from those investors at any time during prescribed periods. At December 31, 2017 one ZAIS Managed Entity, which is consolidated in our December 31, 2017 financial statements included in Item 8 herein, has uncalled capital commitments of approximately $87.8 million, which includes approximately $11.7 million of uncalled capital from ZAIS Group. As of March 19, 2018, the uncalled capital commitments were approximately $67.8 million, which includes approximately $9.0 million of uncalled capital from ZAIS Group. Additionally, during the first half of 2017, a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs raised capital commitments of $68.3 million, which includes $5.0 million from ZAIS Group, none of which has been called as of March 19, 2018.

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

ZAIS Group uses various forward contracts, options, swaps (including total return swaps), caps, collars, floors, foreign currency forward contracts, currency swap agreements, currency option contracts, electronically traded funds or other instruments to manage the exposure certain ZAIS Managed Entities’ have to market risks. The success of any hedging or other derivative transactions generally depends on the degree of correlation between price movements of a derivative instrument and the position being hedged, the creditworthiness of the counterparty, the costs of the hedging transaction and other factors. Because certain ZAIS Managed Entities may enter into transactions to hedge their exposure to market risks, while the transaction may reduce the risks of losses with respect to adverse movements in such market factors, the transaction may also limit the opportunity for gain if the value of the hedged positions increases. There can be no assurance that any hedging transaction will successfully hedge the risks associated with hedged positions or that it will not result in poorer overall investment performance than if it had not been executed.

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

As of December 31, 2017, ZAIS Group served as investment manager to five ZAIS Managed Entities investing a portion of their assets in RMBS or other asset backed securities secured by residential real estate. The aggregate fair market value of these investments is approximately $382.6 million.

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

Prepayment. The rate of prepayments of residential mortgage loans is sensitive to prevailing interest rates. Generally, if prevailing interest rates decline, mortgage prepayments may increase if refinancing is available at lower interest rates. If prevailing interest rates rise, prepayments on the mortgage loans may decrease. However, an expansion of credit could result in an increase in refinancing activity even in a rising interest rate environment if credit standards are relaxed and underwriting guidelines expanded. Prepayments also may occur as a result of solicitations of the borrowers by mortgage loan lenders. In addition, the timing of prepayments of principal may also be affected by liquidations of or insurance payments on the mortgage loan, or repurchases by the related originator for breaches of representations and warranties or defective documentation. An increase in prepayments has a negative effect on the value of mortgage loans purchased at a premium due to the loss of future interest payments.

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

Certain of the ZAIS Managed Entities invest in a variety of assets backed by commercial mortgages including collateralized mortgage backed securities (“CMBS”), commercial real estate mortgages and mezzanine loans and direct commercial property ownership. As of December 31, 2017, ZAIS Group served as an investment manager to five ZAIS Managed Entities investing a portion of their assets in CMBS, commercial real estate mortgages, mezzanine loans and direct commercial property ownership. The aggregate fair market value of these investments is approximately $65.8 million.

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

Certain of the ZAIS Managed Entities invest in structured finance securities, including CLOs, credit default swaps, interest only and inverse interest only securities, synthetic risk transfer securities, securities backed by manufactured housing loans and other asset backed securities that are subject to particular risks, including:

•	Insolvency considerations with respect to issuers of securitized products;

•	Control rights and the intentions of the parties holding such control rights;

•	Uninvested cash balances may limit returns, thereby possibly limiting amounts available for distribution to the security holders;

•	The performance of structured finance securities may be heavily dependent on the decisions of the manager of the securities;

•	Action by a rating agency may affect the performance of a structured finance security;

•	Optional or mandatory redemptions by holders of senior or mezzanine tranches of securities may affect the performance and life of the securities;

•	Information on the collateral backing structured finance securities may be limited;

•	Certain structured finance securities may contain covenant lite loans which carry additional risks;

•	The restructuring of the government sponsored entities could impact the performance of securities guaranteed by such agencies; and

•	Structured finance securities often contain conflicts of interests between their manager and the owners of certain classes of the issuer’s securities.

Certain of the ZAIS Managed Entities invest in leveraged loans that are subject to particular risks.

Certain of the ZAIS Managed Entities invest in leveraged loans, either directly, or through securities backed by leveraged loans, including CLOs. Additionally, ZAIS Group invests in certain ZAIS Managed Entities that invest in the equity tranches of CLOs which provides exposure to leveraged loans. Further, the European and United States risk retention requirements currently require ZAIS Group to invest in a percentage of the debt or equity tranches of the CLOs (and therefore leveraged loans) it manages. Currently, ZAIS Group has met this requirement through its investment in a “majority-owned affiliate” (as such term is defined in the Dodd-Frank Act) of ZAIS Group that invests in the debt and equity tranches of certain CLOs for which ZAIS Group serves as the collateral manager. See “–Risks Related to ZAIS Group’s Regulatory Environment– Risk retention requirements in Europe and the United States may make securitization of assets less profitable, although there is uncertainty regarding the application of the risk retention requirements to CLO managers” for a discussion regarding the DC Circuit’s ruling on February 9, 2018 with respect to the risk retention rules.

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

Certain of the ZAIS Managed Entities invest in ABS not backed by mortgages or real estate and are subject to particular risks.

Certain of the ZAIS Managed Entities invest in a variety of ABS representing interests in a pool of assets not backed by mortgages or real estate (“Non-Mortgage ABS”), including automobile receivables, consumer loans or credit card receivables. Unscheduled prepayments of such Non-Mortgage ABS may result in a loss of income for such ZAIS Managed Entities if the proceeds are invested in lower-yielding securities. Movements in interest rates (both increases and decreases) may quickly and significantly reduce the value of certain types of Non-Mortgage ABS. Borrower loan loss rates may be significantly affected by delinquencies, defaults, economic downturns or general economic conditions beyond the control of individual borrowers. In particular, loss rates on consumer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer confidence, the value of the U.S. dollar, energy prices, changes in consumer spending, the number of personal bankruptcies, disruptions in the credit markets and other factors. Increases in borrower loan loss rates reduce the income generated by, and value of, Non-Mortgage ABS.

The value of asset-backed securities may be affected by other factors, such as the availability of information concerning the pool and its structure, the creditworthiness of the servicing agent for the pool, the originator of the underlying assets or the entities providing credit enhancements and the ability of the servicer to service the underlying collateral. In addition, issuers of Non-Mortgage ABS may have limited ability to enforce the security interest in the underlying assets, collateral securing the payment of loans may not be sufficient to assure repayment, and credit enhancements (if any) may be inadequate in the event of default. Certain Non-Mortgage ABS may experience losses on the underlying assets as a result of certain rights provided to consumer debtors under federal and state law and may be adversely affected by changes in government regulations. Adverse changes in the factors described above could result in a reduction in portfolio yield or increase losses on Non-Mortgage ABS owned by ZAIS Managed Entities.

ZAIS Group depends on its senior management team, senior investment professionals and other key personnel, and its ability to retain them and attract additional qualified personnel is critical to its success and growth prospects.

•	ZAIS Group depends on the diligence, skill, judgment, business contacts and personal reputations of its senior management team, including Christian Zugel, its Chief Investment Officer, Daniel Curry, its President and Chief Executive Officer, Nisha Motani, its Chief Accounting Officer and Chief Financial Officer, various senior investment professionals and other key personnel. ZAIS Group’s future success depends upon its ability to retain its senior professionals and other key personnel and its ability to recruit additional qualified personnel. These individuals possess substantial experience and expertise in investing, are responsible for locating and executing investments on behalf of the ZAIS Managed Entities, have significant relationships with the institutions that are the sources of many of the investment opportunities for the ZAIS Managed Entities and, in certain cases, have strong relationships with the investors in the ZAIS Managed Entities. Therefore, if any of ZAIS Group’s senior investment professionals or other key personnel join competitors or form competing companies, it could result in the loss of significant investment opportunities and certain existing investors.

•	The departure for any reason of any of ZAIS Group’s senior professionals could have a material adverse effect on its ability to achieve its investment objectives, cause certain of its investors to withdraw capital they have invested or committed to the ZAIS Managed Entities, elect not to commit additional capital to the ZAIS Managed Entities or otherwise have a material adverse effect on ZAIS Group’s business and its prospects. The departure of some or all of those individuals, including ZAIS Group’s Chief Investment Officer, Christian Zugel, could also trigger certain “key man” provisions in the documentation governing certain ZAIS Managed Entities, which would permit the investors in those entities to withdraw their capital.

•	The market for qualified investment professionals is extremely competitive and ZAIS Group may not succeed in recruiting personnel or it may fail to effectively replace current personnel who depart with qualified or effective successors. ZAIS Group’s efforts to retain and attract its professionals may also result in significant additional expenses, which could adversely affect ZAIS Group’s profitability.

•	Many of the members of ZAIS Group’s senior management team and ZAIS Group’s senior investment professionals have entered into non-competition agreements with ZAIS Group. There is no guarantee that these individuals will not resign, join ZAIS Group’s competitors or form a competing company, or that the non-competition provisions in these agreements would be upheld by a court. If any of these events were to occur, ZAIS Group’s business would be materially adversely affected.

•	Any future decreases in levels of incentive compensation paid to employees due to the Company’s financial results could have a material adverse effect on ZAIS Group’s ability to retain or recruit personnel, including senior managers, investment professionals, key personnel and other employees, which could reduce its profitability and growth.

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

The Company continually reviews its business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion in our capabilities in the residential whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016 which resulted in a decrease of 23 employees of ZAIS Group. This reduction has resulted in an estimated annualized run rate savings of approximately $3.5 million in base compensation and benefits. Total severance charges in the amount of approximately $1.0 million were incurred during the year ended December 31, 2016. We also incurred severance costs in 2017 of approximately $0.1 million unrelated to the reduction in force that occurred in 2016.

Commencing in 2015, the Company’s management and its Board of Directors undertook a strategic review of the Company’s business in order to enhance shareholder value. On February 15, 2017, the Board of Directors of the Company established a Special Committee of independent and disinterested directors to consider any proposals for strategic transactions, as well as to consider all other strategic options for the Company. Subsequently, the Special Committee’s review of potential strategic alternatives included capital raising, asset sales, strategic partnerships, a sale of the entire Company, a sale of component parts of the Company, acquisitions and other options, including continuing operating as a public company. Thereafter, Mr. Zugel reported to the Board of Directors of the Company that he was considering making a proposal that would be beneficial to the Company’s stockholders and which would result in the Company going private. Mr. Zugel made a proposal for a take private transaction to the Special Committee on September 5, 2017. Over the next several months Mr. Zugel and the Special Committee negotiated his proposal. On January 11, 2018, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, at the effective time of the Merger, all shares of Class A Common Stock, other than shares held by Mr. Zugel, affiliates of Mr. Zugel, and certain other shareholders, will be converted into the right to receive $4.10 per share in cash without interest, subject to any required withholding taxes. For a discussion of various risks relating to the Merger, see “Item 1A Risk Factors—Risks Related to the Merger” and for additional information regarding the Merger, see our Current Report on Form 8-K filed with the SEC on January 12, 2018.

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

ZAIS Group’s business depends in large part on its ability to raise capital from investors in the ZAIS Managed Entities. If ZAIS Group is unable to raise such capital, it would be unable to collect management fee income and potential incentive income, which would materially and adversely affect ZAIS Group’s business and our results of operations and financial condition.

ZAIS has experienced challenges in raising significant new capital since the financial crisis in 2008 and more recently in the environment of lower interest rates and challenging regulation. Structured credit products have been disfavored by many investors, and European investors have generally reduced investments in certain securitized investment vehicles due to increased regulatory requirements. ZAIS Group’s ability to raise capital from investors depends on a number of factors, including many that are outside of its control. Investors may downsize their investment allocations to rebalance a disproportionate weighting of their overall investment portfolio among asset classes. In the event of poor performance of the ZAIS Managed Entities, it could be even more difficult for ZAIS Group to raise new capital. ZAIS Group’s investors and potential investors continually assess the performance of the ZAIS Managed Entities independently, relative to market benchmarks and relative to ZAIS Group’s competitors. ZAIS Group’s ability to raise capital for existing and future ZAIS Managed Entities, including new CLO securitizations, depends in part, on the performance of the ZAIS Managed Entities. If economic and market conditions deteriorate, ZAIS Group may be unable to raise sufficient amounts of capital to support the investment activities of future ZAIS Managed Entities. If ZAIS Group is unable to successfully raise capital, ZAIS Group’s business and our results of operations and financial condition would be adversely affected.

ZAIS Group’s existing businesses combined with any new business initiatives may place significant demands on ZAIS Group’s administrative, operational and financial resources.

ZAIS Group’s current business places significant demands on its legal, compliance, accounting and operational infrastructure. The number of employees in these disciplines has declined from 31 at December 31, 2016 to 27 at March 19, 2018, which could present significant challenges in supporting the operational needs of ZAIS Group going forward. Any new business initiatives that ZAIS Group effectuates would likely increase the demands placed on ZAIS Group and will result in increased expenses. In addition, ZAIS Group is required to continuously develop its systems and infrastructure in response to the increasing sophistication of the investment management market and legal, accounting, regulatory and tax developments. Any future ZAIS Group initiatives will depend in part on, ZAIS Group’s ability to maintain an operating platform and management system sufficient to support such new initiatives and will require ZAIS Group to incur significant additional expenses and to commit additional senior management and operational resources. As a result, ZAIS Group faces significant challenges, including:

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

Certain of ZAIS Group’s initiatives may be effectuated through seed investments in ZAIS Managed Entities. ZAIS Group has already made four such investments. ZAIS Group has made (i) a $20.0 million commitment to Zephyr A-6 LP, Zais Group’s “majority-owned affiliate” (as such term is defined in the Dodd-Frank Act), of which approximately $11.0 million has been funded as of March 19, 2018, which is focused on investing in the equity tranches of ZAIS managed CLOs, (ii) an aggregate equity investment of $10.0 million in the first-loss equity tranche of two ZAIS Managed Entities each of which focuses on investing in high-yield bonds and (iii) a $5.0 million commitment to an entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 19, 2018.

On March 12, 2018, ZAIS Group sent notice to terminate its management contracts for the two ZAIS Managed Entities in which it had made investments that carry first-loss risk effective March 16, 2018. In connection with the termination of these management contracts, ZAIS Group also requested a complete withdrawal of its investment amounts as of March 30, 2018. ZAIS Group’s aggregate investment in these entities as of December 31, 2017 was approximately $10.0 million.  ZAIS Group expects to receive the proceeds from the withdrawals in the second quarter of 2018. In connection with the termination of the management contracts for these two Zais Managed Entities, ZAIS Group’s assets under management will decrease by approximately $0.109 billion.

As a seed investor, ZAIS Group may bear a disproportionate share of startup expenses related to the formation of a ZAIS Managed Entity. It may be difficult for ZAIS Group to attract additional investors to these newly formed ZAIS Managed Entities and ZAIS Group may never be successful in finding additional investors to invest in such ZAIS Managed Entities. In such cases, the amount of investable capital would be constrained to the amount of capital invested in the ZAIS Managed Entity by ZAIS Group and the ZAIS Managed Entity may not be able to achieve the diversification or level of investments optimal to achieve the desired investment portfolio. Additionally, ZAIS Group may invest funds in a strategy in which it has little or no track record as an investment manager.

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

The United States financial markets have been experiencing a period of historically low interest rates which make it more difficult for the ZAIS Managed Entities to earn returns that investors may find attractive.  Lower returns make it more difficult for ZAIS Group to attract new investors or increase investments from existing investors in the ZAIS Managed Entities, resulting in reduced assets under management on which ZAIS Group earns management fee income and a reduced potential to earn incentive income.  Additionally, lower returns are less attractive to investors, resulting in the increased potential for investor redemptions.

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

The SEC has indicated that investment advisers who pay personnel transaction-based compensation for soliciting investments in the funds they advise, or who employ personnel solely responsible for marketing interests in the funds they advise, may be required to register as a broker-dealer or to arrange for those personnel to be registered representatives of a separate broker-dealer. ZAIS Group does not believe it or its personnel are required to so register. If ZAIS Group were found or elected to be subject to broker-dealer rules, ZAIS Group would be subject to potentially substantial additional compliance obligations, which would further tax its compliance resources and may result in the need to hire additional personnel. No assurance can be made that new regulations, or new interpretations of existing regulations, will not result in ZAIS Group being required to register as a broker-dealer or capital acquisition broker or its personnel to become registered representatives.

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

The laws and regulations governing the operations of the ZAIS Managed Entities, as well as their interpretation, may change from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations and changes in their interpretation, or newly enacted laws or regulations and any failure by the ZAIS Managed Entities to comply with these laws or regulations, could require changes to certain of ZAIS Group’s business practices, negatively impact ZAIS Group’s operations, AUM or financial condition, impose additional costs on ZAIS Group or otherwise adversely affect ZAIS Group’s business. The following includes certain significant regulatory risks facing ZAIS Group’s business:

•	Changes in capital requirements may increase the cost of financing for ZAIS Managed Entities. If regulatory capital requirements — whether under the Dodd-Frank Act, Basel III, or other regulatory action — were to be imposed on the ZAIS Managed Entities, lenders may be required to limit, or increase the cost of, financing they provide to others. Among other things, this could potentially require the ZAIS Managed Entities to sell assets at an inopportune time or price, which could negatively impact ZAIS Group’s operations, AUM or financial condition.

•	The imposition of additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which ZAIS Group conducts its businesses and adversely affect ZAIS Group’s profitability. The Dodd-Frank Act, among other things, imposes significant new regulations on nearly every aspect of the U.S. financial services industry, including new registration, recordkeeping and reporting requirements on private fund investment advisers. Importantly, while many key aspects of regulatory regimes imposed by the Dodd-Frank Act have been defined through final rules, their extent and impact continue to be subject to interpretation (and in some cases legal challenges) and are not yet fully known and may not be known for some time. Several aspects of the Dodd-Frank Act rules will be implemented by various regulatory bodies over the next several years. Several aspects of the Dodd-Frank Act remain outstanding and will be implemented by various regulatory bodies over the next several years. The imposition of any additional legal or regulatory requirements could make compliance more difficult and expensive, affect the manner in which ZAIS Group conducts its businesses and adversely affect the performance of the ZAIS Managed Entities or ZAIS Group’s profitability.

•	The implementation of the “Volcker Rule” could have adverse implications on ZAIS Group’s ability to raise funds from certain entities. In December 2013, the Federal Reserve and other federal regulatory agencies adopted a final rule implementing a section of the Dodd-Frank Act that has become known as the “Volcker Rule.” Subject to certain exceptions for offshore activities by non-U.S. banks and bank holding companies, the Volcker Rule generally prohibits insured banks or thrifts, any bank holding company or savings and loan holding company, any non-U.S. bank with a U.S. branch, agency or commercial lending company and any subsidiaries and affiliates of such entities, regardless of geographic location, from investing in or sponsoring “covered funds,” which generally include private equity funds or hedge funds and certain other collective investment vehicles and certain other proprietary activities. In addition, the Volcker Rule and its implementing regulations generally prohibit “proprietary trading” in many securities by banking organizations, subject to a market-making and certain other exceptions. Although the Volcker Rule regulations are lengthy and detailed and clarified many issues concerning the Volcker Rule’s scope and related exemptions, the interpretation and implementation of a variety of aspects of those regulations are still uncertain and may not be known for some time. The Volcker Rule clearly and substantially curtails investments by banking organizations in many kinds of private funds, and many commentators have suggested that notwithstanding the Volcker Rule’s market-making exception, an inability by major banking organizations (including major investment banks that are not commercial banks but are subsidiaries of bank holding companies) to engage in proprietary trading has adversely affected, and will continue to adversely affect, the depth and liquidity of the debt security markets. These developments could result in adverse impacts and uncertainties in the financial markets as well as ZAIS Group’s business. Although, in view of the nature of its investors and clients, ZAIS Group does not currently anticipate that the Volcker Rule will adversely affect the ZAIS Managed Entities or ZAIS Group’s fundraising to any significant extent, there could be adverse effects on ZAIS Group’s ability in the future to raise funds from the types of entities mentioned above as a result of this prohibition, and the proprietary trading restrictions may adversely affect trading in markets in which ZAIS Managed Entities invest.

•	Increased regulation on banks’ leveraged lending activities could negatively affect the terms and availability of credit to the ZAIS Managed Entities. In March 2013, the Office of the Comptroller of the Currency, the Department of the Treasury, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation published revised guidance regarding expectations for banks’ leveraged lending activities. This guidance, in addition to the final U.S. risk retention rules that took effect in December 2016, could further restrict credit availability, as well as potentially restrict certain of ZAIS Group’s investing activities that rely on banks’ lending activities. This could negatively affect the terms and availability of credit to the ZAIS Managed Entities. See “— ZAIS Group’s use of leverage to finance ZAIS Group’s businesses exposes ZAIS Group to substantial risks, which are exacerbated by the ZAIS Managed Entities’ use of leverage to finance investments” and “— Dependence on leverage by certain of the ZAIS Managed Entities subjects them to potential volatility and contractions in the debt financing markets and could adversely affect ZAIS Group’s ability to achieve attractive rates of return on those investments.”

•	New restrictions on compensation could limit ZAIS Group’s ability to recruit and retain investment professionals. The Dodd-Frank Act authorizes federal regulatory agencies to review and, in certain cases, prohibit compensation arrangements at financial institutions that give employees incentives to engage in conduct deemed to encourage inappropriate risk-taking by covered financial institutions. Such restrictions could limit ZAIS Group’s ability to recruit and retain investment professionals and senior management executives.

Changes in partnership tax audit rules effective in 2018 impose new obligations and potential liabilities on ZGP, ZAIS Group and the ZAIS Managed Entities and may make compliance more difficult and expensive.

On November 2, 2015, President Obama signed the Bipartisan Budget Act of 2015 (the “Act”) into law, instituting for tax years commencing after 2017 significant changes to the rules governing federal tax audits of entities such as ZGP and the ZAIS Managed Entities that are treated as partnerships for U.S. federal income tax purposes. The new rules impose an entity-level liability for taxes on partnerships (and concomitantly, in the case of a general or limited partnership (such as certain of the ZAIS Managed Entities), the general partner) in respect of Internal Revenue Service (“IRS”) audit adjustments, absent election of an alternative regime described below under which the tax liability is imposed at the partner level. The new rules constitute a significant change from prior law and will require clarification through guidance from the Internal Revenue Service and the U.S. Treasury Department (the “Treasury”). Proposed regulations were issued on June 14, 2017 and regulations providing guidance with respect to one aspect of the new rules (the election out provision discussed immediately below) were issued on December 29, 2017.

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

Risk retention requirements in Europe and the United States may make securitization of assets less profitable, although there is uncertainty regarding the application of the risk retention requirements to CLO managers.

Articles 404-410 (inclusive) of the Capital Requirements Regulation 575/2013 apply to credit institutions established in a member state of the European Economic Area ("EEA") and investment firms (such articles, together with any applicable guidance, technical standards or related documents published by the European Banking Authority and any related delegated regulations of the European Commission, the "CRR Retention Requirements"). Among other things, the CRR Retention Requirements restrict credit institutions and investment firms from investing in securitizations, including collateralized loan obligation transactions, unless (i) the originator, sponsor or original lender in respect of the relevant securitization has explicitly disclosed that it will retain, on an ongoing basis, a net economic interest of not less than 5% in respect of certain specified credit risk tranches or securitized exposures and (ii) such investor is able to demonstrate that it has undertaken certain due diligence in respect of various matters including but not limited to its investment position, the underlying assets and (in the case of certain types of investors) the relevant sponsor or originator. Similar requirements have been imposed on European insurance companies, UCITS funds and investment funds managed by EEA alternative investment fund managers (such requirements, collectively with the CRR Retention Requirements, the "EU Retention and Due Diligence Requirements"). Failure to comply with the EU Retention and Due Diligence Requirements may result in various penalties including, in the case of those investors subject to regulatory capital requirements, the imposition of a punitive capital charge on the asset-backed securities acquired by the relevant investor.

The foregoing regulations have been implemented in various Member States of the European Union. No assurance can be given that the implementation throughout the European Union of the EU Retention and Due Diligence Requirements and related legislation and regulations will not affect the requirements that will influence relevant investors’ willingness or ability to invest in securitized assets.

Similar but not identical requirements to those set out in Articles 404 through 410 of the EU CRR have been implemented for alternative investment fund managers which are required to be authorized under the European Union’s Alternative Investment Fund Managers Directive (Directive 2011/61/EU) (the “AIFMD”). Articles 50 through 56 of the AIFMD’s delegated regulation contain the risk retention and diligence requirements applicable to authorized alternative investment fund managers assuming exposure to securitization positions on behalf of one or more alternative investment funds they manage. Similar requirements are expected to be implemented for other types of European Union-regulated investors or investment managers (for example, insurance and reinsurance undertakings) in the future. In general, ZAIS Managed Entities must comply with legal requirements, securities laws, and company laws in various jurisdictions where ZAIS Managed Entities are domiciled or offered; however, currently, neither ZAIS Group nor the ZAIS Managed Entities are required to comply with the AIFMD’s risk retention requirements. Should any of these laws change or exemptions under these regulations cease to be available or desirable over the duration of the ZAIS Managed Entities, the legal requirements to which the ZAIS Managed Entities may be subject could differ substantially from current requirements.

On January 17, 2018, Regulation (EU) 2017/2402, the simple, transparent and standardised securitisation regulation (the “STS Regulation”), and Regulation (EU) 2017/2401, the Securitisation Prudential Regulation (the “SPR”), entered into force. The STS Regulation and SPR (such regulations, together with any applicable guidance, technical standards or related rules published by relevant supervisory authorities and any related delegated regulations of the European Commission, the “Securitization Regulations”) establish a new framework for European securitizations and apply to securitization transactions after January 1, 2019. The STS Regulation consolidates the patchwork of legislation governing European securitizations, and introduces rules for issuing simple, transparent and standardized (“STS”) transactions. The SPR replaces the provisions of the CRR Retention Requirements relating to the regulatory capital treatment of securitization exposures held by EU credit institutions and investment firms. The STS Regulations contain a set of rules that applies to all European securitizations, regardless who invests and whether the transaction is private or public. Currently, under the CRR Retention Requirements, determining what set of rules applies depends on the type of investor. Where an investor falls outside of specified categories of investors, the securitization provisions of the CRR Retention Requirements do not apply. Among other things, the Securitization Regulations impose the 5% risk retention requirements directly on originators, sponsors and original lenders, even where there is no requirement for investors to do so.

The Securitization Regulations set out due diligence requirements that apply to institutional investors. Under the STS Regulation, institutional investors will need to have (and observe) clearly defined criteria and processes for making investment decisions and ensuring that the risk retention requirement is satisfied, including establishing procedures for monitoring asset performance and compliance by the originator, sponsor or original lender of the securitization. Institutional investors will also need to be able to demonstrate to their regulators that they have a comprehensive and thorough understanding of the securitized investments and their management. Due diligence and transparency requirements currently imposed on credit institutions and investment firms under the CRR Regulation and AIFMD will be repealed and replaced with the standards in the STS Regulation. Under the CRR Regulation, the penalty for an investor’s non-compliance is a punitive capital charge. In addition the capital charge penalty on investors, the Securitization Regulations also permit Member States to impose administrative, criminal and other sanctions for non-compliance against originators and sponsors. The Securities Regulations may result in increased compliance costs for ZAIS Group or ZAIS Managed Entities that sponsor or originate transactions in EU Member states after January 1, 2019. Failure to comply with the Securities Regulations could result in penalties or sanctions for ZAIS Group or such ZAIS Managed Entities.

On October 21 and 22, 2014, six United States federal agencies (including the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the SEC, the Department of Housing and Urban Development, and the Federal Housing Finance Agency) adopted the US Risk Retention Regulations, which became effective in December 2016. Except with respect to asset-backed securities transactions that satisfy certain exemptions, the US Risk Retention Regulations generally require securitizers of asset-backed securities to retain not less than 5% of the credit risk of the assets collateralizing such asset-backed securities.  Under the risk retention rules as written, for purposes of these regulations, ZAIS Group will most likely be the “securitizer” or “sponsor” for most CLOs it manages. In February 2018 a decision by the U.S. Court of Appeals for the District of Columbia generally invalidated the application of those terms (and, therefore, the Risk Retention regulations) to managers of “open market” CLOs, but it is not yet known whether the agencies will attempt to appeal that decision.  Particularly in light of that decision, it is not possible to predict the impact of the US Risk Retention Regulations on the structured credit market, but it is possible that these new regulations may lead to reduced liquidity, a smaller market for new issuances and a general decrease in expected revenue and profit for entities (like ZAIS Group) acting as securitizer or investing in RMBS, CMBS, CLOs or other structured credit investments.

As a result of the rules discussed above, ZAIS Group is currently required to retain at least 5% of the credit risk of any securitization transaction that ZAIS Group sponsors in a Member State of the European Union or the United States, as applicable, and, when risk retention is required, will be prohibited for contractual and/or regulatory reasons from disposing of any such ‘risk retention’ investment for a defined period during the life of the related securitization, even when it has an opportunity to do so.

However, on February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit held (the "DC Circuit Ruling") that the federal agencies responsible for the U.S. Risk Retention Rules (the "Applicable Agencies") exceeded their statutory authority when designating the collateral manager of an open-market CLO as the securitizer of the open-market CLO. The DC Circuit Ruling is not yet effective; however, when the DC Circuit Ruling becomes effective, the U.S. Risk Retention Rules will no longer apply to ZAIS Group in connection with its management of CLOs, in which case ZAIS Group would be permitted to retain or dispose of the applicable risk retention interests in its discretion. The effective date of the DC Circuit Ruling is dependent on what steps the Applicable Agencies take, or do not take, to seek review of the ruling. If the Applicable Agencies elect to not to seek review of the DC Circuit Ruling, it will become effective early in the second quarter of 2018. Even if the Applicable Agencies were to seek review and delay implementation of the DC Circuit Ruling, it would still be possible that at some future date the U.S. Risk Retention Rules would no longer be applicable to ZAIS Group.

In addition to the DC Circuit Ruling described above, there have been proposals to modify the U.S. Risk Retention Rules as they relate to CLO transactions. It is therefore possible that applicability of the U.S. Risk Retention Rules could be modified or eliminated entirely.

There are a number of unresolved questions regarding the application of the U.S. Risk Retention Rules, in particular with respect to a sponsor holding the required risk retention interest through an entity that is a “majority-owned affiliate” that has raised a majority of its capital from third-party investors and will, at least initially, be limited in its investment purpose to the acquisition of retention interests in securitization transactions of the sponsor. There is little regulatory guidance, and no established line of authority, precedent or market practice, with respect to what is required to comply with the U.S. Risk Retention Rules in those circumstances. Moreover, the determination of whether an entity is a “majority-owned affiliate” of a sponsor is dependent on accounting rules which are subject to change. If an applicable regulator were to determine that ZAIS Group had failed to satisfy the requirements of the U.S. Risk Retention Rules, such a failure could result in regulatory actions and other proceedings, and any such action could have a material and adverse effect on the business or financial condition, reputation or operations of the Company or its results of operations.

The impact of the rule on the loan securitization market and the leveraged loan market generally are uncertain due to the unpredictable effects of the rule on market expectations and the relative appeal of alternative investments not impacted by the rule or other factors. The rule may result in a reduction of the number of collateral managers active in the market, which may result in fewer new issue CLOs and reduce the liquidity provided by CLOs to the leveraged loan market generally. A contraction or reduced liquidity in the loan market could reduce opportunities for ZAIS Group in the CLO markets. However, by eliminating the risk retention requirements, the barriers to entry for becoming a CLO manager may be reduced. This could result in more CLO managers and increased competition for ZAIS Group.

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

Risks Related to the Operation of ZAIS Group’s Business

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

ZAIS Group also faces various security threats, including cyber security attacks to ZAIS Group’s information technology infrastructure and attempts to gain access to ZAIS Group’s proprietary information (including information of ZAIS Group’s clients, investors and employees), destroy data or disable, degrade or sabotage ZAIS Group’s systems. These security threats could originate from a wide variety of sources, including unknown third parties. As with all financial institutions, we may be exposed to new and emerging cyber threats against which we are not immediately or adequately protected. ZAIS Group is not aware of any cyber-attacks on its systems that had a material impact on its business operations. Although ZAIS Group uses various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls are sufficient to prevent disruptions to ZAIS Group’s systems. If any of these systems do not operate properly or are disabled for any reason or if there is any unauthorized disclosure of data, such as personal client, investor, borrower and employee information, whether as a result of tampering, a breach of ZAIS Group’s network security systems, a cyber-incident or attack or otherwise, ZAIS Group could suffer financial loss, a disruption of ZAIS Group’s businesses, liability, regulatory intervention or reputational damage.

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

Developing and maintaining ZAIS Group’s operational systems and infrastructure and protecting ZAIS Group’s systems from cyber security attacks and threats may become increasingly challenging and costly, which could constrain ZAIS Group’s ability to expand its businesses. Any upgrades or expansions to ZAIS Group’s operations or technology may require significant expenditures and may increase the probability that ZAIS Group will suffer system interruptions and failures. ZAIS Group also depends substantially on its Red Bank office where a majority of ZAIS Group’s employees, administration and technology resources are located, for the continued operation of ZAIS Group’s business. Any significant disruption to that office or to our offsite data center location could have a material adverse effect on ZAIS Group.

If ZAIS Group’s risk management techniques and strategies for ZAIS Group’s asset management business are ineffective, ZAIS Group may be exposed to material unanticipated losses.

ZAIS Group’s risk management techniques and strategies may not fully mitigate the risk exposure of the ZAIS Managed Entities or ZAIS Group’s investments in all economic or market environments, or against all types of risk, including risks that ZAIS Group might fail to identify or anticipate. Some of ZAIS Group’s strategies for managing risk are based upon its use of historical market behavior statistics. Any failures in ZAIS Group’s risk management techniques and strategies to accurately quantify such risk exposure could limit ZAIS Group’s ability to manage risks in the ZAIS Managed Entities or to seek adequate risk-adjusted returns. In addition, any risk management failures could cause losses of a ZAIS Group investment or losses of a ZAIS Managed Entity to be significantly greater than the historical measures predict. ZAIS Group’s approach to managing those risks could prove insufficient, exposing ZAIS Group and the ZAIS Managed Entities to material unanticipated losses.

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

We have two classes of common stock: Class A Common Stock and Class B Common Stock. At the closing of the Business Combination 20,000,000 shares of Class B Common Stock were transferred to the ZGP Founder Members and immediately deposited into a newly created irrevocable trust (the “ZGH Class B Voting Trust”), of which Christian Zugel is the initial sole trustee. Shares of Class B Common Stock are entitled to ten votes per share and vote with the holders of Class A Common Stock, as a single class, on all matters presented to holders of our Common Stock for a vote. The ZGH Class B Voting Trust is entitled to vote the shares of Class B Common Stock in its own discretion and represents approximately 93.2% of the combined voting power of our Common Stock at December 31, 2017. In the future, even if all 180,000,000 authorized shares of Class A Common Stock are issued and outstanding, and assuming the 20,000,000 shares of Class B Common Stock remain outstanding, the holders of Class B Common Stock would hold approximately 52.6% of the combined voting power of our Common Stock. The number of shares of Class B Common Stock may be reduced in the future if the ZGP Founder Members’ ownership of our capital stock (which includes securities exercisable or exchangeable for or convertible into our capital stock) under certain circumstances decreases below 20%.

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

As sole trustee of the ZGH Class B Voting Trust, Mr. Zugel has control over approximately 93.2% of the voting power of the outstanding common stock of the Company, subject to reduction if the ownership by the ZGP Founder Members of the Company and/or ZGP decreases below 20% under certain circumstances. The ZGP Founder Members also have consent rights under the Second Amended and Restated Limited Liability Company Agreement, as amended, among us, ZGP and the ZGP Founder Members (the “ZGP LLC Agreement”) with respect to certain actions of ZGP.

Mr. Zugel, together with Mr. Zugel’s spouse and family trusts and his former spouse, own approximately 32.5% of the outstanding Class A units of ZGP (“Class A Units”) as of March 19, 2018. Because such interests are held directly in ZGP, and not in the Company, Mr. Zugel, as an owner of Class A Units, may have conflicting interests with holders of shares of our Class A Common Stock. For example, if ZGP makes distributions to the Company, the ZGP Founder Members and other members are also entitled to receive such distributions pro rata in accordance with their respective ownership in ZGP and their preferences as to the timing and amount of any such distributions may differ from those of our public stockholders. Mr. Zugel, together with his spouse and family trusts and his former spouse may also have different tax positions from us that could influence Mr. Zugel’s decisions regarding whether and when to dispose of ZGP’s assets, especially in light of the Tax Receivable Agreement that we entered into in connection with the Business Combination, as amended (“Tax Receivable Agreement”), whether and when to incur new or refinance existing indebtedness, and whether and when the Company should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration Mr. Zugel’s and/or Mr. Zugel’s family members’ and trusts’ tax or other considerations even where no similar benefit would accrue to us or our shareholders.

ZAIS’s only significant asset is its ownership of approximately 67.5% of ZGP. We have no operations of our own and no independent ability to generate revenue, and may not have sufficient funds to pay taxes, pay interest, pay dividends on the Class A Common Stock, if any, or make payments under the Tax Receivable Agreement.

Because all of ZAIS’s activity is conducted through its operating subsidiary, ZAIS Group, we have no direct operations and no significant assets other than the ownership of approximately 67.5% of ZGP at December 31, 2017. With no operations of our own and no independent ability to generate revenue, we accordingly are dependent upon distributions from ZGP to pay our taxes, pay interest to creditors, pay dividends to our stockholders and make payments under the Tax Receivable Agreement. We are required to pay taxes on our allocable share of the taxable income of ZGP without regard to whether ZGP distributes any cash or other property to us. Although the ZGP LLC Agreement requires ZGP to make distributions to the holders of the Class A Units and any vested ZGP Class B Units (the “Class B Units” and together with the Class A Units, the “Units”) (including us) pro rata equal to the income tax on the cumulative positive taxable income of ZGP as determined based on an assumed tax rate and certain other factors, ZGP must have sufficient available cash in order to make these distributions. Further, although we intend to cause ZGP to make sufficient distributions to allow us to make payments under the Tax Receivable Agreement, pay interest to our creditors and pay dividends, if any, to our stockholders, deterioration in the financial condition, earnings or cash flow of ZGP and ZAIS Group for any reason could limit or impair ZGP’s ability to pay such distributions. Additionally, to the extent that we need funds and ZGP is restricted from making such distributions under applicable law or regulation or under the terms of our financing arrangements, or is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.

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

The Tax Receivable Agreement provides that, in the event that we exercise our right to early termination of the Tax Receivable Agreement, or in the event of a change in control of ZAIS, the Tax Receivable Agreement will terminate, and ZAIS will be required to make a lump-sum payment to the ZGP Founder Members and holders of Class B Units (which are parties to the Tax Receivable Agreement and continue to hold Units as of such date) equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income and that all holders of Units which are parties to the Exchange Agreement would exchange their Units on the date of the termination. The payments to these holders of Units in such cases could be substantial and could exceed the actual tax benefits, if any, that ZAIS receives in these circumstances.

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

There are 1,600,000 authorized Class B-0 Units issuable to ZAIS Group employees, of which none were outstanding as of December 31, 2017. In addition, if certain conditions are satisfied, ZGP is required to release 2,800,000 Additional Founder Units to the ZGP Founder Members and may issue 5,200,000 additional Class B Units to ZAIS Group employees. The Company may also issue equity awards to ZAIS Group employees under the 2015 Stock Plan. The Company also has the ability to issue additional shares of common stock or preferred stock on terms and conditions established by our Board of Directors, subject only to the number of authorized shares in our amended and restated certificate of incorporation. Accordingly, current stockholders may experience substantial dilution. Such dilution could, among other things, limit the ability of our current stockholders to participate in the future earnings and growth of the business.

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

Risk Factors Related to Us and our Class A Common Stock

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

The price and trading volume of our Class A Common Stock has fluctuated significantly and has been impacted by our financial results, the lack of securities analysts following our stock, the relatively low liquidity of our stock and apparent program driven trading activity. If the financial results of ZAIS Group do not improve, the expectations of investors in ZAIS or securities analysts may not be met and the market price of the Class A Common Stock may further decline. Fluctuations in the price of the Class A Common Stock could contribute to the loss of all or part of your investment. The trading price of our Class A Common Stock may continue to be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Factors affecting the trading price of the Class A Common Stock may include:

•	our ability to successfully consummate the Merger or to identify, negotiate and complete an alternative strategic transaction;

•	our ability to grow and manage growth profitably which may be affected by, among other things, competition and the ability of the company to retain its management and key employees;

•	the outcome of or cost associated with any legal proceedings that may be instituted against us or our affiliates;

•	the inability to meet NASDAQ’s continued listing requirements;

•	costs related to operating as a public company;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in demand for products or services or in the value of AUM;

•	the annual or quarterly results of operations or financial condition of companies perceived to be similar to us;

•	the relative and absolute investment performance of advised or sponsored investment products;

•	the impact of future acquisitions or divestitures;

•	the unfavorable resolution of legal proceedings;

•	the extent and timing of any share repurchases (which have not been authorized by the Board at this time);

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or ZGP or its subsidiaries;

•	terrorist activities and international hostilities, which may adversely affect the general economy, financial and capital markets, specific industries, and us or ZGP and its subsidiaries;

•	the ability to attract and retain highly talented professionals; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

On January 8, 2018, we received a letter from the staff of the Listings Qualifications Department of NASDAQ stating that we failed to hold an annual meeting of stockholders within 12 months of the Company’s fiscal year ended December 31, 2016, as required by NASDAQ Listing Rule 5620(a). As disclosed prior to receiving the letter, the Company delayed its 2017 annual meeting of stockholders, which was originally scheduled to be held on November 7, 2017, because of the contemplated merger transaction.

We had submitted a plan to regain compliance pursuant to the procedures set forth in the NASDAQ Listing Rules on February 23, 2018. On March 6, 2018 we received a letter from the staff of the Listings Qualifications Department of NASDAQ indicating that they had granted the Company an extension until June 29, 2018 to regain compliance with the NASDAQ Listing Rule 5620(a).

There can be no assurance we will be able to regain compliance and maintain our listing on the NASDAQ Capital Market. If NASDAQ delists our shares of Class A Common Stock, we could face significant material adverse consequences, including:

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

Pursuant to the registration rights agreement that we entered into in connection with the Business Combination, holders of Units can demand that we register the resale of shares of Class A Common Stock issued upon the exchange of Class A Units and vested Class B Units of ZGP, if any. Although there are timing and other limitations on these exchanges as set forth in the Exchange Agreement, the possibility that these exchanges may occur may adversely impact the trading price of the Class A Common Stock.

We are an “emerging growth company” and a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies make our shares of Class A Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS ACT”), enacted in April 2012. For as long as we continue to be an “emerging growth company,” we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” We are currently, and in the future anticipate, taking advantage of these exemptions that do not require us to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide the full disclosure regarding executive compensation that would otherwise be needed in our periodic reports and proxy statements, hold a nonbinding advisory vote on executive compensation or shareholder approval of any golden parachute payments not previously approved. We could remain an “emerging growth company” until December 31, 2018, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b–2 under the Exchange Act, which would occur if the market value of the Class A Common Stock that is held by non–affiliates exceeds $700 million as of any January 31 before the end of that five-year period, or (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

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

As of December 31, 2017, we qualify as a “smaller reporting company” as defined under Rule 12b-2 of the Exchange Act. Various reporting requirements applicable to other public companies are not applicable to “smaller reporting companies” or are modified and generally less stringent. We are currently, and in the future anticipate, taking advantage of the “smaller reporting company” reporting requirements, including rules that do not require us to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, provide the full disclosure regarding executive compensation, provide selected and supplemental financial information, market risk analysis and other information that would otherwise be needed in our periodic reports and proxy statements.

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

The ZGH Class B Voting Trust holds approximately 93.2% of the combined voting power of all classes of our stock entitled to vote generally in the election of directors. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of NASDAQ. Under these rules, a company of which more than 50% of the voting power in the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. For example, controlled companies:

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

ZAIS Group currently holds a portion of the proceeds of the Business Combination in money market funds, which, as described above, are excluded from the calculation of the 40% Test.  If, however, ZAIS Group deployed those proceeds as investments in registered investment companies (such as mutual funds) or private investment companies, including as investments to allow ZAIS Group to satisfy risk retention requirements, the assets in question would constitute investment securities for purposes of Section 3(a)(1)(C) of the Investment Company Act.  In addition, if ZAIS Group deployed those proceeds to satisfy risk retention requirements as investments in securitization vehicles that are not investment companies (because they qualify for exemptions from investment company status other than the private investment company exemptions) and those securitization vehicles were not majority owned subsidiaries of ZAIS Group, those interests would also constitute investment securities.  As a result of investments of that kind, we could fail to satisfy the 40% Test, and, if there were no other exclusions or exemptions available, we would be considered an investment company and required to register as such.

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

Although ZAIS Group believes that a portion of its revenue is consistent and recurring due to its investment strategy and the nature of its fees, a portion of ZAIS Group’s revenue and cash flow is variable, primarily due to the fact that the incentive income from the ZAIS Managed Entities can vary from year to year. Total incentive income increased 23.8% from 2016 to 2017. For the year ended December 31, 2017, incentive income was 37.5% of ZAIS Group’s total consolidated revenues compared to 29.5% of total consolidated revenues for the year ended December 31, 2016. In addition, ZAIS Group also received a non-recurring termination payment of $8.0 million from ZFC REIT during the year ended December 31, 2016. ZAIS Group may also experience fluctuations in its results from quarter to quarter and year to year due to a number of other factors, including changes in the values of the ZAIS Managed Entities’ investments, changes in ZAIS Group’s operating expenses, the degree to which it encounters competition and general economic and market conditions. Such variability may lead to volatility in the trading price of Class A Common Stock. Moreover, ZAIS Group’s results for a particular period are not indicative of ZAIS Group’s performance in a future period.

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

ZAIS Group may eventually use a significant amount of borrowings to finance ZAIS Group’s business operations if the use of leverage is required to effectuate certain of ZAIS Group’s initiatives. That would expose ZAIS Group to the typical risks associated with the use of substantial leverage, including those discussed above under “— Dependence on leverage by certain of the ZAIS Managed Entities subjects them to potential volatility and contractions in the debt financing markets and could adversely affect ZAIS Group’s ability to achieve attractive rates of return on those investments.” These risks are exacerbated by the ZAIS Managed Entities' use of leverage to finance investments.

Our current results of operations may adversely affect ZAIS Group’s ability to retain and motivate its senior management team, senior investment professionals and other key personnel and to recruit, retain and motivate new senior professionals and other key personnel, both of which could adversely affect ZAIS Group’s business, results and financial condition.

ZAIS Group’s future success and potential for growth depend to a substantial degree on its ability to retain and motivate its senior management team, senior investment professionals and other professionals and to strategically recruit, retain and motivate new talented personnel, including new senior professionals. Replacing key individuals would involve significant time and expense and may cause significant disruption to ZAIS Group’s business, including certain of its initiatives. Members of ZAIS Group’s senior management team and investment professionals received a portion of their compensation in the form of unvested Class B-0 Units which were cancelled on December 30, 2016 in consideration of the receipt, in substitution therefor, of restricted stock units of the Company or cash, both subject to vesting requirements. The restricted stock units vested on March 17, 2017 and, in the case of holders of Class B-0 Units who elected cash and remained employed by ZAIS Group or its subsidiaries through March 17, 2017, cash was paid on March 22, 2017.

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

Risks Related to the Merger

Throughout this Annual Report on Form 10-K the persons identified below shall be referred to as follows:

•	Z Acquisition, Mr. Zugel and Mr. Curry are referred to as the “Parent Parties,”

•	Ramguard LLC, a Delaware limited liability company and successor-in-interest by conversion to d.Quant Special Opportunities Fund, L.P., a Delaware limited partnership is referred to as “Ramguard,” and

•	Parent Parties, the other members of Z Acquisition (including Mr. Zugel’s spouse and the Zugel Family Trust), and Family Trust U/A Christian M. Zugel 2005 GRAT, taken together, are referred to as the “Parent Group”.

On January 11, 2018, we entered into the Merger Agreement pursuant to which, among other things, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a subsidiary of Z Acquisition. In connection with the proposed Merger, we are subject to certain risks including, but not limited to, those set forth below. For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on January 12, 2018. Any description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement attached as Exhibit 2.1 to the January 12, 2018 Form 8-K.

In addition, Z Acquisition has agreed to purchase 6,500,000 shares of Class A Common Stock owned by Ramguard at a price of $4.10 per share (the “Target Shares”) pursuant to the Amended and Restated Share Purchase Agreement, dated as of January 11, 2018, by and among Z Acquisition, Ramguard and Mr. Zugel (the “Share Purchase Agreement”).

The Company established April 2, 2018 as the record date for stockholders entitled to vote at its 2017 Annual Meeting of Stockholders (the “Annual Meeting”), which has not yet been scheduled. Stockholders of record at the close of business on April 2, 2018 may vote at the Annual Meeting. At the Annual Meeting, stockholders will be asked to consider and vote upon a proposal to adopt the Merger Agreement. Stockholders will also be asked to elect the Company’s Board of Directors, approve the adjournment of the Annual Meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve adoption of the Merger Agreement, and vote on any other matter properly brought before the Annual Meeting or any adjournments or postponements of the Annual Meeting.

Completion of the Merger is subject to various conditions which, if not satisfied, may cause the Merger not to be completed in a timely manner or at all.

The completion of the Merger is subject to certain conditions. The obligations of the Company, on the one hand, and Z Acquisition, on the other hand, to consummate the Merger are subject to the satisfaction or mutual waiver by the Company and Z Acquisition (if permissible under applicable law), at or before the effective time of the Merger (the “Effective Time”), of the following conditions (provided that the first conditions listed immediately below cannot be waived by any person in any circumstance):

•	that holders of a majority of the outstanding shares of Class A Common Stock—other than shares held by (i) any member of the Parent Group, (ii) any director or officer of the Company, (iii) holders of Rollover Shares or Exchange Shares (each, as defined in the Merger Agreement), (iv) Ramguard, and (v) any affiliate of any of the foregoing persons—have voted in favor of adoption of the Merger Agreement (this condition is referred to as the “Majority of the Minority Stockholder Approval” requirement);

•	that holders of a majority of the aggregate voting power of all of the shares of the capital stock of the Company entitled to vote at the meeting have voted in favor of adoption of the Merger Agreement (this condition is referred to as the “Statutory Stockholder Approval” requirement, and, together with the Majority of the Minority Stockholder Approval requirement, is referred to as the “Requisite Stockholder Approval” requirement);

•	that no law has been enacted or promulgated and no judgment is in effect, in either case, which renders illegal or prohibits the consummation of the transactions contemplated by the Merger Agreement; and

•	that the Company shall have obtained a favorable solvency opinion from an independent appraisal or valuation firm.

The obligation of the Company to effect the Merger is subject to the satisfaction or waiver by the Company, at or before the Effective Time, of the following conditions:

•	the continued accuracy in all material respects of the representations and warranties of Z Acquisition in the Merger Agreement as of the closing date;

•	that Z Acquisition shall have performed and complied in all material respects with all of the covenants and agreements required by the Merger Agreement to be performed or complied with by it at or prior to the closing of the Merger;

•	that the purchase of the Target Shares shall have been consummated in accordance with the terms of the Share Purchase Agreement; and

•	that the acquisition of Class A Units of ZGP by Z Acquisition pursuant to the Investment Agreement, dated as of January 11, 2018 (the “ZGP Investment Agreement”), by and among ZGP, Z Acquisition and, for limited purposes, Mr. Zugel, shall have been consummated in accordance with the terms of the ZGP Investment Agreement.

The obligation of Z Acquisition to complete the Merger is subject to the satisfaction or waiver by Z Acquisition, at or before the Effective Time, of the following conditions:

•	the continued accuracy of the representations and warranties of the Company and Sub in the Merger Agreement as of the closing date (except for certain representations and warranties which must remain accurate as of a specified date) except to the extent that the failure of such representations and warranties to be accurate as of the closing date does not individually or in the aggregate have a material adverse effect on the Company and its subsidiaries, provided that certain fundamental-type representations and warranties of the Company and Sub must be true and correct in all material respects as of the date of the Merger Agreement and the closing date (except representations and warranties made as of a specific date shall have been true and correct only as of such date);

•	that the Company and Sub shall have performed and complied in all material respects with all covenants and agreements required by the Merger Agreement to be performed or complied with by each of them at or prior to the Effective Time;

•	that the Company shall not have suffered a material adverse effect;

•	that certain transaction expenses of the Company in connection with the Merger shall not exceed $4,500,000;

•	that the number of shares of Class A Common Stock as to which a properly executed notice of appraisal has been received by the Company and not withdrawn as of immediately prior to the Effective Time shall not exceed 500,000 shares of Class A Common Stock (excluding any shares held by any member of the Parent Group, Ramguard or any holder of Rollover Shares or Exchange Shares, or any of their respective affiliates); and

•	that no legal proceedings of the type agreed among the Company, Sub and Z Acquisition shall be pending.

As a result of these conditions, we cannot provide assurance that the Merger will be completed on the terms or timeline currently contemplated, or at all.

We will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred significant legal, advisory and financial services fees in connection with our Board of Directors’ and the Special Committee’s review of strategic alternatives and the process of negotiating and evaluating the terms of the Merger. We expect to continue to incur additional costs in connection with the satisfaction of the various conditions to closing, including seeking approval from our stockholders and from applicable regulatory agencies. Such costs may be material and could have a material adverse effect on our future results of operations, cash flows and financial condition.

We are required to reimburse the Parent Group for all documented fees and expenses incurred by them (including reasonable attorneys’ fees) in connection with the Merger Agreement and the transactions contemplated thereby, up to a maximum of $1.5 million in the aggregate, if the Company or Z Acquisition terminates the Merger Agreement because of an Adverse Company Recommendation (as defined in the Merger Agreement).

The announcement and pendency of the Merger could adversely affect our business, results of operations and financial condition.

The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, including affecting our relationships with our existing and future customers, suppliers and employees, which could have an adverse effect on our business, results of operations and financial condition, regardless of whether the Merger is completed. In particular, we could potentially lose important personnel as a result of the departure of employees who decide to pursue other opportunities in light of the Merger. We could also potentially lose investors or clients and prospective investors or clients could delay subscribing to ZAIS Managed Entities in light of the transaction. In addition, we have expended, and continue to expend, significant management resources in an effort to complete the Merger, which are being diverted from our day-to-day operations.

If the Merger is not completed, our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, the failure to complete the Merger may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, investors, clients and other partners in the business community.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business and generally must operate our business in the ordinary course and in accordance with past practice, and use our reasonable best efforts to maintain our assets and properties and preserve our business organization and goodwill of those having business relationships with us prior to completing the Merger. Unless we obtain the consent of Z Acquisition, these restrictions may prevent us from pursuing otherwise attractive business opportunities, making certain investments or acquisitions, selling assets, engaging in capital expenditures in excess of certain agreed limits, incurring indebtedness or making changes to our business prior to the completion of the Merger or termination of the Merger Agreement. Further, we must use our reasonable best efforts to keep available the services of our officers and employees on the date of the Merger Agreement on terms and conditions substantially similar to those in effect as of the date of the Merger Agreement. These restrictions could have an adverse effect on our business, financial condition and results of operations.

In addition, the Merger Agreement: (i) requires us to notify Z Acquisition within two business days of certain alternative acquisition inquiries, proposals, or offers, (ii) allows our Board of Directors and the Special Committee to participate in discussions for alternative acquisition proposals, but requires us to keep Z Acquisition reasonably informed, on a reasonably current basis, of the status and terms of any such proposals or offers and the status of any discussions or negotiations, (iii) subject to certain exceptions set forth in the Merger Agreement, prohibits our Board of Directors and its committees from making a recommendation to our stockholders that is adverse to the board’s recommendation to stockholders to approve the Merger Agreement and the Merger. The Merger Agreement also requires us to reimburse Z Acquisition up to a maximum $1.5 million if the Merger Agreement is terminated under certain circumstances, including if our Board of Directors fails to recommend the Merger Agreement to stockholders or if the Board of Directors or any board committee makes a recommendation adverse to the Merger. These provisions limit our ability to solicit offers from third parties that could result in greater value to our shareholders than the value resulting from the Merger. The expense reimbursement provisions in the Merger Agreement may also discourage third parties from pursuing an alternative acquisition proposal with respect to us.

If the Merger is completed, our Class A Common Stock will no longer be publicly traded, and most stockholders will cease to have any ownership interest in the Company and therefore will not be able to realize the potential benefits to the Company of completing the Merger.

The proposed Merger is a going-private transaction. Upon completion of the Merger, shares of Class A Common Stock will be converted into the right to receive $4.10 per share, without interest and less any required withholding taxes, other than shares excluded under the terms of the Agreement (collectively, “Excluded Shares”), including shares owned by the Parent Group, the Target Shares, treasury shares, Rollover Shares, Exchange Shares and shares held by stockholders of the Company who have properly and validly perfected, and not effectively waived, withdrawn or lost, their statutory appraisal rights under Delaware law (“Appraisal Shares”). Because the merger consideration is all cash, following the Merger, stockholders (other than holders of Excluded Shares) will not realize any potential benefits to the Company of the Merger, such as reduced expenses, operational efficiencies, benefits associated with future strategic transactions, improvement in our financial condition, and the elimination of the compliance, insurance, regulatory, and other costs associated with being a public reporting company.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs to us and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Merger, then that injunction may delay or prevent the Merger from being completed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

ZAIS’s principal executive offices are located in leased office space at Two Bridge Avenue, Red Bank, New Jersey. ZAIS also leases the space for its office in London. ZAIS does not directly own any real property. On January 6, 2017, ZAIS Group provided notice to its current landlord of its intention to vacate its principal office space. ZAIS Group has entered into a new lease and will be moving its principal executive offices to Holmdel, New Jersey. The move is expected to occur in the second quarter of 2018.

Item 3. Legal Proceedings.

On March 6, 2017, a complaint was filed in the Supreme Court of the State of New York, County of New York, entitled Parsifal Partners B, LP against Christian Zugel, Michael Szymanski, R. Bruce Cameron (a former Chairman and Chief Executive Officer of HF2 and former director of the Company), ZAIS Group Holdings, Inc. and Berkshire Capital Securities LLC. The complaint contains claims alleging breaches of fiduciary duties and contract, tortious interference, fraudulent concealment and unjust enrichment. The plaintiff’s allegations include that, in connection with the Business Combination, the defendants unlawfully decreased the plaintiff’s equity interest in the Company and unlawfully restricted the alienation of plaintiff’s remaining equity interest in the Company. The complaint seeks damages of not less than $4.2 million, plus interest, and punitive damages. On April 10, 2017, the Company and Messrs. Zugel and Szymanski moved to dismiss the claims asserted against them.  On April 21, 2017, R. Bruce Cameron and Berkshire Capital Securities LLC moved to dismiss the claims asserted against them.  Briefing on both motions to dismiss was completed on June 19, 2017, and the parties are awaiting a ruling. On October 24, 2017, the court granted a motion to stay discovery pending a ruling on the defendants’ motions to dismiss. The Company believes that the allegations in the complaint against the Company and Messrs. Zugel and Szymanski are completely without merit and intends to defend this case vigorously.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s Class A Common Stock is being traded on the NASDAQ Capital Market under the symbol “ZAIS.” Our Class B Common Stock is not listed or publicly traded. On March 16, 2018 the last sales price for the Company’s Class A Common Stock on the NASDAQ Capital Market was $4.07 per share.

The following table presents the high and low closing sales prices per share of the Company’s Class A Common Stock during each calendar quarter for the year ended December 31, 2017:

Period	High	Low
October 1, 2017 through December 31, 2017	$3.97	$3.57
July 1, 2017 through September 30, 2017	3.84	1.72
April 1, 2017 through June 30, 2017	2.57	2.07
January 1, 2017 through March 31, 2017	4.32	1.43

The following table presents the high and low closing sales prices per share of the Company’s Class A Common Stock during each calendar quarter for the year ended December 31, 2016:

Period	High	Low
October 1, 2016 through December 31, 2016	$2.14	$1.32
July 1, 2016 through September 30, 2016	3.93	2.01
April 1, 2016 through June 30, 2016	4.54	1.41
January 1, 2016 through March 31, 2016	8.64	3.58

Holders

As of March 16, 2018, the Company had 49 registered holders of its common stock. The 49 holders of record include Cede & Co., which holds shares as nominee for the Depository Trust Company, which itself holds shares on behalf of the beneficial owners of the Company’s common stock. Such information was obtained through the Company’s registrar and transfer agent.

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

Overview

General

ZAIS is a holding company conducting substantially all of its operations through ZAIS Group, a wholly-owned subsidiary of ZAIS’s majority-owned subsidiary, ZGP. ZAIS is the managing member of ZGP. ZAIS Group commenced operations in July 1997 and is headquartered in Red Bank, New Jersey. ZAIS Group also maintains an office in London. As noted in Item 2 – “Properties”, ZAIS has entered into a new lease and expects to move its operations to Holmdel, New Jersey in the second quarter of 2018.

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

Pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), we are required to consolidate certain of the ZAIS Managed Entities (the “Consolidated Funds”) in which we hold a variable interest and are deemed to be the primary beneficiary (“VIEs”).

ZAIS Group’s “majority-owned affiliate” (as such term is defined in the Dodd-Frank Act), Zephyr A-6, LP (“Zephyr A-6”), was formed to invest in CLOs, in a manner compliant with the above rules, including during the related warehouse period of such CLOs. ZAIS Group consolidates Zephyr A-6 in its consolidated financial statements at December 31, 2017 and December 31, 2016 and for the years then ended.

ZAIS Group had approximately $4.512 billion and $3.444 billion of assets under management (“AUM”) at December 31, 2017 and December 31, 2016, respectively, which is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned consolidated subsidiary of ZAIS Group, was the external investment advisor to ZFC REIT. On October 31, 2016, the management agreement with ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. pursuant to a termination agreement (the “Termination Agreement”). The Termination Agreement resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. In addition, the Termination Agreement resulted in a decrease in management fee income of approximately $2.5 million in 2017 compared to 2016 (estimated to be approximately $2.8 million on an annualized basis for future periods). Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million in October 2016.

On January 11, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Z Acquisition LLC, a Delaware limited liability company (“Z Acquisition”), and ZGH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Z Acquisition. Christian Zugel, the Company’s Chairman and Chief Investment Officer, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group (“Mr. Zugel”), is the sole managing member of Z Acquisition, and Daniel Curry, the Company’s Chief Executive Officer, President and a Director (“Mr. Curry”), is a member of Z Acquisition. At the effective time of the Merger, shares of Class A common stock (“Class A Common Stock”), other than shares held by Mr. Zugel, affiliates of Mr. Zugel, and certain other shareholders, will be converted into the right to receive $4.10 per share in cash without interest, subject to any required withholding taxes. All outstanding restricted stock units (“RSUs”) are held by the Company’s independent directors and will also be converted in the Merger into the right to receive $4.10 per share in cash for the number of shares of Class A Common Stock underlying such RSUs. The proposed Merger is a “going private transaction” under SEC rules. There is no assurance that the Merger will be consummated. The Company is required to reimburse Z Acquisition, Mr. Zugel, Mr. Curry and other members of Z Acquisition, Mr. Zugel’s spouse, and certain trusts for members of Mr. Zugel’s family (collectively, the “Parent Group”) for all documented fees and expenses incurred by them (including reasonable attorneys’ fees) in connection with the Merger Agreement and the transactions contemplated thereby, up to a maximum of $1.5 million in the aggregate, if the Company or Z Acquisition terminates the Merger Agreement because of an Adverse Company Recommendation (as defined in the Merger Agreement).

On January 5, 2018, we announced that Michael Szymanski had tendered his resignation as Chief Executive Officer, President and a Director and that the Company’s board of directors (“Board of Directors”) had elected Daniel Curry to succeed Mr. Szymanski in these positions. Mr. Szymanski’s resignation was effective as of the close of business on January 5, 2018 and the election of Mr. Curry was effective as of January 8, 2018.

Our primary sources of revenues are (i) management fee income, which is based predominantly on the net asset values of the ZAIS Managed Entities and (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities. Any management fee income and incentive income earned by ZAIS Group from the Consolidated Funds is eliminated in consolidation.

Additionally, a significant source of our revenues and other income is derived from our Consolidated Funds which invest in CLOs. This income is comprised of interest, dividends and net gains from the Consolidated Funds’ investments and net gains on beneficial interests of consolidated collateralized financing entities which invest in first lien, senior secured loans. A portion of income of Consolidated Funds and net gains of Consolidated Funds’ investments are allocated to non-controlling interests in Consolidated Funds.

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

Class B Common Stock

ZAIS is authorized to issue 20,000,000 shares of our Class B Common Stock with a par value of $0.000001 per share, all of which are issued and outstanding. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of net income (loss). Holders of record of Class B Common Stock are entitled to ten votes for each share held on all matters to be voted on by stockholders.

At December 31, 2017 and December 31, 2016, 20,000,000 shares of Class B Common Stock were held by an irrevocable voting trust of which Mr. Zugel is the sole trustee (the “ZGH Class B Voting Trust”). Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by the Company’s stockholders.

Class A Units

At December 31, 2017 and December 31, 2016, ZAIS’s ownership of the Class A Units of ZGP was 67.5% and 66.5%, respectively. The remaining Class A Units of ZGP are held by Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, and certain related parties (collectively, the “ZGP Founder Members”).

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

There were 654,196 and 30,000 Class A Units issued to ZAIS during the years ended December 31, 2017 and December 31, 2016, respectively.

Class B Units

ZGP may issue up to 6,800,000 Class B units (“Class B Units”) at any time during the five year period following the closing of the Business Combination. These units are comprised of 1,600,000 Class B-0 Units and 5,200,000 Class B Units which are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units. A portion of the Class B-0 Units were awarded but subsequently (i) forfeited or (ii) cancelled in exchange for RSUs or cash. These Class B-0 Units are still available for re-issuance. The Class B-1, Class B-2, Class B-3 and Class B-4 Units, once issued, vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the closing of the Business Combination ranging from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B Unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

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

There were no Class B-1, Class B-2, Class B-3 or Class B-4 Units awarded during the year ended December 31, 2017 or December 31, 2016 and no Class B-0 Units were awarded during the year ended December 31, 2017. In 2016, 100,000 Class B-0 Units were awarded to an officer of the Company. No Class B Units currently are issued and outstanding.

On December 1, 2016, the Board of Directors authorized ZGP to offer the employees who agreed to the cancellation of their unvested Class B-0 Units the right to receive in substitution for the cancellation of their Class B-0 Units, at the holder’s option, either (a) RSUs of ZAIS, on a one-for-one basis, or (b) an amount of cash per Class B-0 Unit. Both were subject to vesting requirements. Approximately 1.0 million Class B-0 Units were canceled in December 2016.

Organization Structure

The following diagram illustrates our corporate structure at December 31, 2017:

Holders of Class A Common Stock
- 14,555,113 Class A Common Shares outstanding
- 6.78% Voting Interest
- 100% Economic Interest
Class B Voting Trust
- 20,000,000 Class B Common Shares outstanding
- 93.22% Voting Interest
- No Economic Interest
- Christian Zugel - Trustee
Founder Members
- Beneficiaries of Class B Voting Trust
ZAIS Group Holdings, Inc. (ZAIS)
- 7,000,000 Class A Units
- 32.47% Economic Interest
- Exchangeable on 1 for 1 basis for shares of Class A Common Stock in
- 14,555,113 Class A Units
- 67.53% Economic Interest
- Managing Member
ZAIS Group Parent, LLC
ZAIS Group, LLC (Operating Company)

Investments

Unconsolidated ZAIS Managed Entities

Investment activity during the years ended December 31, 2017 and December 31, 2016 was as follows:

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 19, 2018.

In June 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity in which its investment carries first loss risk. ZAIS Group funded its total commitment on June 29, 2017.

In July 2017, ZAIS liquidated ZAIS Atlas Master Fund, LP and its feeder fund (together, the “Atlas Fund”), both ZAIS Managed Entities. At December 31, 2016, the Company’s investment in the Atlas Fund was $0.1 million.

On March 12, 2018, ZAIS Group sent notice to terminate its management contracts for the two ZAIS Managed Entities in which it had made investments that carry first loss risk effective March 16, 2018. In connection with the termination of these management contracts, ZAIS Group also requested a complete withdrawal of its investment amounts as of March 30, 2018. ZAIS Group’s aggregate investment in these entities as of December 31, 2017 was approximately $10.0 million.  ZAIS Group expects to receive the proceeds from the withdrawals in the second quarter of 2018. In connection with the termination of the management contracts for these two Zais Managed Enties, ZAIS Group’s assets under management will decrease by approximately $0.109 billion.

Consolidated ZAIS Managed Entities

As discussed in the “Overview – General” section above, pursuant to U.S. GAAP, we are required to consolidate the Consolidated Funds. Generally the assets, liabilities and cash flows of the Consolidated Funds are reported on a gross basis. Except for CLOs, the consolidated financial statements also reflect the investment income and expenses of the Consolidated Funds on a gross basis. For Consolidated Funds that are CLOs, our share of the net income of the CLOs is reported in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).The earnings of the consolidated entities not attributable to us are allocated to the non-controlling interests in the consolidated entities. Additionally, the presentation of compensation expense and other expenses associated with generating such revenue is not affected by the consolidation process.

The Dodd-Frank credit risk retention rules (the “U.S. Risk Retention Rules”) which became effective on December 24, 2016, currently apply to any newly issued CLOs or certain cases in which an existing CLO is refinanced, issues additional securities or is otherwise materially amended. A recent ruling by the U.S. Court of Appeals for the District of Columbia Circuit determined that federal agencies responsible for the U.S. Risk Retention Rules exceeded their statutory authority when designating the collateral manager of an open-market CLO as the securitizer of an open-market CLO. The DC Circuit Ruling is not yet effective and remains subject to possible appeal; however, if the DC Circuit Ruling becomes effective, the U.S. Risk Retention Rules will no longer apply to ZAIS Group, in which case ZAIS Group would be permitted to retain or dispose of the applicable risk retention interests in its discretion. Until such time, the U.S. Risk Retention Rules specify that for each CLO, the collateral manager of the CLO must purchase and hold, unhedged, directly or through a majority-owned affiliate, either (i) 5% of the face amount of each tranche of the CLO’s securities, (ii) an amount of the CLO’s equity equal to 5% of the aggregate fair value of all of the CLO’s securities or (iii) a combination of the two for a total of 5%. The required risk must be retained until the later of (i) the date that the CLO has paid down its securities to 33% of their original principal amount, (ii) the date that the CLO has sold down its assets to 33% of their original principal amount and (iii) the date that is two years after closing. The Company will continue to assess its investments in the CLOs to determine whether or not the Company will be required to consolidate the CLOs in its financial statements.

ZAIS Group owned 51% of Zephyr A-6, a Consolidated Fund, at December 31, 2016.

On October 12, 2017 (the “Restructuring Date”), ZAIS Group and the non-ZAIS partner in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments.

Pursuant to the terms of the restructuring, the estimated purchase price for the interest purchased was calculated based on the net asset value of Zephyr A-6 as of June 30, 2017 and the final purchase price was determined based on the net asset value of Zephyr A-6 as of the day prior to the Restructuring Date. An estimated purchase price of approximately $24.1 million was paid to ZAIS Group on the Restructuring Date and a true-up payment of approximately $0.9 million was paid to ZAIS Group on November 17, 2017 when the final purchase price was computed and agreed to by the partners.

In connection with the restructuring of Zephyr A-6, the limited partners of Zephyr A-6 also amended the limited partnership agreement. The partners’ ownership interests and capital commitments were as follows:

	As of October 11, 2017	As of the Restructuring Date
Ownership Interest:
ZAIS Group	51.00%	13.33%
Non-ZAIS Partner	49.00%	86.67%

Capital Commitments:
ZAIS Group	$51.0 million	$20.0 million
Non-ZAIS Partner	$49.0 million	$130.0 million

Capital Commitments funded:
ZAIS Group	$26.6 million	$7.0 million
Non-ZAIS Partner	$25.6 million	$45.2 million

Remaining Capital Commitments to be funded:
ZAIS Group	$24.4 million	$13.0 million
Non-ZAIS Partner	$23.4 million	$84.8 million

Zephyr A-6 currently invests in CLOs managed by ZAIS (the “ZAIS CLOs”). A portion of the senior fees and all of the subordinate fees and the incentive fees paid to the Company by the ZAIS CLOs in which Zephyr A-6 invests are subsequently paid to Zephyr A-6 by ZAIS and allocated among the limited partners of Zephyr A-6 pro rata based on their percentage interests in Zephyr A-6. The senior fees which will be paid to Zephyr A-6 by us are as follows:

	Prior to October 12, 2017	Subsequent to October 11, 2017
Senior Fees	In excess of 0.15%	In excess of 0.20%

During the period from the Restructuring Date through March 19, 2018, Zephyr A-6 received capital contributions from ZAIS Group and the Non-Controlling Interest in Zephyr A-6 as follows:

	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of the Restructuring Date	$13,047	$84,802	$97,849

Capital contributions	1,333	8,667	10,000

Unfunded capital commitments as of December 31, 2017	11,714	76,135	87,849

Capital contributions	2,667	17,333	20,000

Unfunded capital commitments as of March 19, 2018	$9,047	$58,802	$67,849

Master Repurchase Agreement

On October 16, 2017, Zephyr A-6 entered into a Master Repurchase Agreement with a single counterparty for a maximum of $200.0 million of financing. Subject to the terms and conditions of the Master Repurchase Agreement, the parties may enter into transactions for the counterparty to purchase eligible securities from Zephyr A-6 on such terms agreed upon by the parties. During the term of a transaction entered into under the Master Repurchase Agreement, Zephyr A-6 will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. Upon termination of a transaction, Zephyr A-6 will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. Upfront fees associated with the Master Repurchase Agreement in the amount of $459,434 were prepaid of which $7,002 was expensed during 2017. The Master Repurchase Agreement may be terminated at any time by either party upon providing the requisite notice to the other party.

As of December 31, 2017, the available funding under the Master Repurchase Agreement is approximately $154.1 million.

The following tables present the remaining contractual maturity of the Master Fund's repurchase agreements as of December 31, 2017:

Remaining Contractual Maturity of the Master Repurchase Agreement	Amount Outstanding
(Dollars in thousands)
Collateralized Loan Obligations(1):
Senior debt tranches	$34,431
Mezzanine debt tranches	11,512
Total	$45,943

(1)	Maturities are set to match the maturities of the underlying collateral and are greater than one year.

The fair value of the securities pledged was approximately $46.1 million at December 31, 2017. Zephyr A-6 includes the fair value of the securities pledged in its investments, at fair value in the Consolidated Statements of Financial Condition and still receives the coupon payments for the underlying securities.

Due to entering into these repurchase agreements close to year-end and due to the short term nature of these repurchase agreements and their variable interest rates, the carrying amounts approximate fair value. Zephyr A-6 pays interest to the counterparty at a rate based on the weighted average interest rate of the underlying securities that have been pledged as collateral plus a spread of 0.50% on the periodic roll over dates.  As of December 31, 2017, the accrued interest due to the Counterparty is $299,335. In general, Zephyr A-6 can sell any of the underlying securities that have been pledged as collateral at any time, subject to certain fees.  Other than margin requirements, the repurchase agreements of Zephyr A-6 are not subject to additional terms or contingencies which would expose Zephyr A-6 to additional obligations based upon the performance of the securities pledged as collateral.

Zephyr A-6’s investment activity was as follows:

CLOs

As of December 31, 2017 and December 31, 2016 and for the years then ended, Zephyr A-6’s investments consisted of ZAIS CLOs. The ZAIS CLOs invest primarily in first lien, senior secured loans.

The following is a summary of Zephyr A-6’s investments in ZAIS CLOs during the years ended December 31, 2017 and December 31, 2016:

					Economic Interest at the Closing Date
CLO	Warehouse Period Start Date	Pricing Date	Closing Date	CLO Maturity Date	Senior Notes and Mezzanine Notes	Subordinate Notes	Weighted Average

ZAIS CLO 5	October 1, 2015	September 23, 2016	October 26, 2016	October 2028	2.1%	31.8%	5.0%

ZAIS CLO 6	November 18, 2016	May 3, 2017	June 1, 2017	July 2029	5.0%	5.0%	5.0%

ZAIS CLO 7	June 12, 2017	September 11, 2017	October 19, 2017	April 2030	7.0%	5.0%	6.8%

ZAIS CLO 8	October 16, 2017	February 6, 2018	March 8, 2018	April 2029	5.1%	5.0%	5.1%

We determined that ZAIS CLO 5 was a VIE and that we were the primary beneficiary of ZAIS CLO 5 based on (i) its ability to impact the activities which most significantly impact ZAIS CLO 5’s economic performance as collateral manager and (ii) Zephyr A-6’s significant investment in the subordinated notes of ZAIS CLO 5. Therefore, we initially consolidated ZAIS CLO 5 in our financial statements on the ZAIS CLO 5 closing date.

In February 2017 Zephyr A-6 sold its interest in the Class A-1 tranche of ZAIS CLO 5 for a sales price of approximately $5.4 million and recognized a loss of approximately $81,000. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

On August 10, 2017 Zephyr A-6 sold all of its remaining interests in ZAIS CLO 5 for a sales price of approximately $12.1 million and recognized a loss of approximately $0.2 million. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss). The sale was not to a related party. Subsequent to the sale of its interests in ZAIS CLO 5, Zephyr A-6 did not have any investment in ZAIS CLO 5 and therefore the Company deconsolidated ZAIS CLO 5 as of August 10, 2017. A wholly owned subsidiary of ZAIS continued as the collateral manager for ZAIS CLO 5 subsequent to the deconsolidation

The Company consolidated ZAIS CLO 5 in its financial statements for the period from October 26, 2016 through August 10, 2017.

We determined that ZAIS CLO 6 and ZAIS CLO 7 were VIEs but that we were not the primary beneficiary of these ZAIS CLOs based on Zephyr A-6’s minimal investment in the subordinated notes of these ZAIS CLOs. Therefore, we were not required to consolidate these ZAIS CLOs in our financial statements as of December 31, 2017 or for the year ended December 31, 2017.

Warehouse Periods

Zephyr A-6 contributed the following amounts to the following ZAIS CLOs during the warehouse periods:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
ZAIS CLO 5	$—	$10,000
ZAIS CLO 6	30,000	15,000
ZAIS CLO 7	38,700	—
ZAIS CLO 8	50,000	—
Total	$118,700	$25,000

During the warehouse periods, the ZAIS CLOs financed the majority of its loan purchases using their warehouse facilities. Zephyr A-6’s investments in the ZAIS CLOs did not meet the consolidation criteria during the respective warehouse periods.

ZAIS CLO 8 remained in the warehouse period as of December 31, 2017. Zephyr A-6 purchased all of the preferred shares in ZAIS CLO 8 for $50.0 million. Zephyr A-6 funded this amount in the fourth quarter of 2017.

The following is a summary of Zephyr A-6’s investment activity during the period from January 1, 2018 through March 19, 2018:

ZAIS Upsize Acquisition 1, Ltd. (“ZAIS Upsize Acquisition 1”)

ZAIS Upsize Acquisition 1 was formed on January 10, 2018 for the purpose of refinancing the notes issued by ZAIS CLO 1, Limited. ZAIS Upsize Acquisition 1, which invests primarily in first lien senior secured loans, was in the warehouse phase from its inception date through March 19, 2018. During this period, ZAIS Upsize Acquisition 1 financed the majority of its loan purchases using its warehouse facility. On January 24, 2018, Zephyr A-6 contributed $2.5 million to ZAIS Upsize Acquisition 1 and on March 15, 2018 it sold its interest in ZAIS Upsize Acquisition 1 to the other initial investors in ZAIS Upsize Acquisition 1 and as a result received proceeds of $2.5 million.

ZAIS CLO 9, Limited (“ZAIS CLO 9”)

On January 26, 2018, ZAIS created ZAIS CLO 9, a ZAIS Managed Entity which invests primarily in first lien senior secured loans. ZAIS CLO 9 was in the warehouse phase from January 29, 2018, its inception date, through March 19, 2018. During this period, ZAIS CLO 9 financed the majority of its loan purchases using its warehouse facility. Zephyr A-6 contributed $20.0 million to ZAIS CLO 9 during this period.

ZAIS CLO 8

ZAIS CLO 8 closed on March 8, 2018 (the “CLO 8 Closing Date”). On the CLO 8 Closing Date, Zephyr A-6 purchased the following notes issued by ZAIS CLO 8:

Tranche	Aggregate Principal Balance Purchased	Economic Interest in the Tranche
	(Dollars in thousands)

Senior and Mezzanine	$21,000	5.1%

Subordinate Notes	2,325	5.0%

Total	$23,325	5.1%

Additionally, Zephyr A-6 received approximately $50.0 million for selling its preferred shares of ZAIS CLO 8 during the warehouse period and a dividend of approximately $2.6 million relating to income and gains during the warehouse period.

As of the closing date, we determined that we will not be required to consolidate ZAIS CLO 8 in our financial statements.

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

ZAIS Managed Entities with hedge fund-style fee arrangements are those that pay ZAIS Group, generally, on an annual basis, an incentive fee/allocation based on a percentage of net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreement. Additionally, ZAIS Managed Entities with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or perpetual “high-water mark,” meaning that the funds and accounts will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. ZAIS Managed Entities with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return, as specified in each fund’s operative agreement, must be paid to the investor prior to any payments of incentive-based income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of cumulative profits, subject to the return of contributed capital (and subordinate management fees, if any), and a preferred inception to date return as specified in the respective CLO’s collateral management agreements. The advisory agreement between ZAIS REIT Management and ZFC REIT did not provide for incentive fees.

 The management fee income and incentive income from the Consolidated Funds are eliminated in consolidation, and therefore are not reflected as revenue in our consolidated financial statements. ZAIS Group’s share of the earnings from the consolidated ZAIS Managed Entities is increased by the amount of the management fee income and incentive income that are eliminated in consolidation.

The following table presents the range of management and incentive fee rates generally charged on the ZAIS Managed Entities during the respective periods presented:

	Year Ended December 31,
	2017	2016
Management Fee Income(1) (4)
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%
CLOs	0.15% - 0.50%	0.15% - 0.50%
ZFC REIT(3)	—	1.50%

Incentive Income (1) (2) (4)
Funds and accounts	10% - 20%	10% - 20%
CLOs	20%	20%

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fee rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed Entities may be subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	On October 31, 2016, the management agreement with ZFC REIT was terminated pursuant to the Termination Agreement.

77

(4)

ZAIS Group does not earn management fee income on two ZAIS Managed Entities in which it had made investments that carry first loss risk. ZAIS Group receives distributions of its pro rata share of the gains and losses related to its investments in these ZAIS Managed Entities and incentive income equal to 50% of the net investment gains for the management of these ZAIS Managed Entities.

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

On March 29, 2016, the Compensation Committee of the Board of Directors of ZAIS (the “Compensation Committee”) adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applied to approximately 60 employees of ZAIS Group all of whom had an annual base salary of less than $300,000. The purpose of the Retention Payment Plan was to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group was not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees were entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remained employed by ZAIS Group on such dates. We paid an aggregate amount of approximately $4.6 million during the year ended December 31, 2016 to all participants pursuant to the Retention Payment Plan. In addition, on March 1, 2016, the Compensation Committee approved a retention payment of $900,000 to Howard Steinberg, our former General Counsel, which was paid on March 15, 2016.

On February 27, 2017, Howard Steinberg, our former General Counsel, resigned effective March 31, 2017 and has been retained as Senior Legal Advisor to the Company and ZAIS effective April 1, 2017. Mr. Steinberg received a payment of $450,000 on February 28, 2017 pursuant to the Legal Advisor Agreement.

On April 5, 2017, we provided a retention award (the “Retention Award”) to Michael Szymanski, the Company’s Chief Executive Officer in recognition of the importance of retaining his services as the Chief Executive Officer of the Company and its operating subsidiary, ZAIS Group, and in connection with our review of strategic alternatives to enhance shareholder value. Under the Retention Award, which was approved by the Compensation Committee, Mr. Szymanski received a cash retention payment of $500,000 on each of June 30, 2017 and September 30, 2017 and was entitled to receive a cash retention payment of $500,000 on a date within five business days following the closing date of a “Transaction” as defined in the Retention Award or otherwise as determined by our Board of Directors. On November 7, 2017, the Compensation Committee determined that Mr. Szymanski would receive the final $500,000 Retention Award payment on February 28, 2018. Mr. Szymanski would be entitled to such payments provided he remained employed by the Company on such dates, or if he had been removed as our Chief Executive Officer or his employment terminated for reasons other than for cause prior to such dates. Effective as of January 5, 2018, Mr. Szymanski resigned as Chief Executive Officer, President and a Director of the Company. In connection with his resignation, Mr. Szymanski entered into a Release Agreement with ZAIS Group wherein he agreed to a full release of claims against, and covenant not to sue, ZAIS Group and its affiliates, in exchange for the Company’s agreement to (i) pay the last installment of Mr. Szymanski’s Retention Award which he would have otherwise forfeited and (ii) waive the six-month covenant not to compete and modify the 12-month covenant not to solicit otherwise applicable to Mr. Szymanski. The aggregate amount of retention payments that may be paid to Mr. Szymanski under the Retention Award is $1.5 million. For the year ended December 31, 2017, $1.0 million has been paid to Mr. Szymanski. The final payment of the Retention Award for $500,000 was paid on February 28, 2018.

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

On November 20, 2017, Mr. Gregory Barrett entered into a Separation and Release Agreement (the “Agreement”) with ZAIS. Pursuant to the Agreement, Mr. Barrett resigned as our Head of Business Development and Client Relations effective immediately. Under the Agreement, Mr. Barrett remained an employee of ZAIS through December 31, 2017 and was available to conduct business at our request. Mr. Barrett continued to receive his base salary and benefits through December 31, 2017. Additionally, in lieu of any amounts otherwise due to him, Mr. Barrett received a payment of $500,000 on December 31, 2017 subject to his compliance with the terms of a non-competition, non-solicitation, confidentiality and intellectual property agreement between Mr. Barrett and ZAIS and his compliance with ZAIS’s policies and procedures.

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group previously entered into agreements with employees to share with them a percentage of income generated from certain ZAIS Managed Entities (“Points Agreements”). Under these existing Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from one of the ZAIS Managed Entities to certain employees and former employees. Amounts payable pursuant to the Points Agreements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs later than when the related income is received. Recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. ZAIS Group does not anticipate entering into additional Points Agreements. We did not incur any compensation expense relating to the Points Agreements during the years ended December 31, 2017 or December 31, 2016.

General, administrative and other. General, administrative and other expenses are related to professional services, insurance, information technology, rent and other operating expenses.

Net gain (loss) on investments in affiliates. Net gain (loss) on investments consists of net realized and unrealized gains and losses on our investments in the ZAIS Managed Entities.

Allocation of consolidated net income (loss) to non-controlling interests in Consolidated Funds. The portion of consolidated net income (loss) attributable to investors in the Consolidated Funds that do not have the right to redeem their interests.

Consolidated Funds

Income of Consolidated Funds. Income consists of interest and dividend income on investments held by Zephyr A-6.

Expenses of Consolidated Funds. Expenses consist of interest expense, fund operating expenses and other miscellaneous expenses of Zephyr A-6.

Net gain (loss) of Consolidated Funds’ investments. Net gain (loss) consists of net realized and unrealized gains and losses on investments held by Zephyr A-6.

Net gain (loss) on beneficial interest of consolidated collateralized financing entity. Net gain (loss) includes changes in the fair value of (i) beneficial interests retained by the Company; (ii) beneficial interests that represent compensation for collateral management services and (iii) realized gains resulting from the sale of our beneficial interests in the consolidated collateralized financing entity.

Trends Affecting Our Business

From 2015 through 2016, AUM trended downward due to the wind-up and liquidation of a number of private equity-style and structured vehicles as well as certain withdrawals by investors from the ZAIS Managed Entities that were either voluntary or driven by regulatory constraints. The decrease in AUM was also a result of the termination of the management agreement between ZFC REIT and ZAIS REIT Management, a majority owned consolidated subsidiary of ZAIS Group that was the external investment advisor to ZFC REIT, upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. The termination resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016. Although AUM decreased during the first quarter of 2017 by approximately $0.1 billion from approximately $3.444 billion as of December 31, 2016, AUM increased throughout the remaining three quarters of 2017 to approximately $4.512 billion at December 31, 2017. The increase in AUM is mostly attributable to the formation of new CLOs managed by ZAIS which accounted for approximately $1.0 billion of the increase. The environment for raising new capital remains challenging as lower interest rates, tight credit spreads and changing regulations continue to put pressure on structured credit products. European investors have generally reduced investments in certain securitized investment vehicles due to increased regulatory capital requirements.

Excluding the termination fee of $8.0 million from ZFC REIT, total consolidated management fee income increased by approximately $1.8 million in 2017 as compared to 2016 which was primarily driven by the increase in the AUM of CLOs managed by ZAIS Group. Additionally, total consolidated revenue decreased by approximately $0.8 million, and total consolidated expenses decreased by approximately $3.7 million. The decrease in consolidated expenses was primarily due to a reduction in compensation and benefit costs of $7.4 million resulting from (i) a reduction in force which occurred in 2016 and other departures during 2016 and 2017 and (ii) a decrease in equity compensation expense primarily relating to the vesting in March 2017 of equity units previously awarded to certain employees, offset by an increase of $3.0 million increase in General, administrative and other expenses primarily due to an increase in (i) research and data services used by us for the management of the ZAIS Managed Entities, (ii) information technology costs primarily due to the relocation of servers to an offsite co-location and (iii) an increase in legal expenses.

The current recurring revenue base does not cover the current run-rate of total expenses. We currently anticipate that our expenses in 2018 will again exceed our revenues as they did in 2017, 2016 and 2015. If we are unable to significantly increase our assets under management and thereby generate additional revenue from management fee income and potentially, incentive income, or develop new sources of revenue, it is likely that we will continue incurring operating losses. In that event, we may need to sell assets to raise cash and/or curtail certain business activities, including foregoing additional investments in newly formed ZAIS Managed Entities. There is no assurance that ZAIS Group will be able to increase its assets under management or develop new sources of revenue.

Strategic Review

Commencing in 2015, the Company’s management and the Board of Directors conducted periodic strategic reviews of the Company’s business in order to enhance shareholder value. On February 15, 2017, the Board of Directors formed a special committee of independent and disinterested directors (the “Special Committee”) to consider proposals for strategic transactions, as well as to consider all other strategic options for the Company. Subsequently, the Special Committee’s review of potential strategic alternatives included capital raising, asset sales, strategic partnerships, a sale of the entire Company, a sale of component parts of the Company, acquisitions and other options, including continuing operating as a public company. Thereafter, Mr. Zugel reported to the Board of Directors of the Company that he was considering making a proposal that would be beneficial to the Company’s stockholders and which would result in the Company going private. Mr. Zugel made a proposal for a take private transaction to the Special Committee on September 5, 2017. Over the next several months Mr. Zugel and the Special Committee negotiated his proposal. On September 27, 2017, the Special Committee engaged Houlihan Lokey, Inc. (“Houlihan Lokey”) as its financial adviser in connection with the Special Committee’s evaluation and negotiation of the financial aspects of Mr. Zugel’s proposal.

On January 11, 2018, we entered into the Merger Agreement. At the effective time of the Merger, shares of Class A Common Stock, other than shares held by Mr. Zugel, affiliates of Mr. Zugel, and certain other shareholders, will be converted into the right to receive $4.10 per share in cash without interest, subject to any required withholding taxes. All outstanding RSUs are held by the Company’s independent directors and will also be converted in the Merger into the right to receive $4.10 per share in cash for the number of shares of Class A Common Stock underlying such RSUs. The proposed Merger is a “going private transaction” under SEC rules. The Merger is subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including approval by a majority of the aggregate voting power of all of the shares of capital stock of the Company and approval by the holders of a majority of the outstanding shares of Class A Common Stock, other than shares held by (i) any member of the Parent Group, (ii) any director or officer of the Company, (iii) holders of Rollover Shares or Exchange Shares (each, as defined in the Merger Agreement), (iv) Ramguard LLC (“Ramguard”), and (v) any affiliate of any of the foregoing persons. There is no assurance that the Merger will be consummated. The Company is required to reimburse the Parent Group for all documented fees and expenses incurred by them (including reasonable attorneys’ fees) in connection with the Merger Agreement and the transactions contemplated thereby, up to a maximum of $1.5 million in the aggregate, if the Company or Z Acquisition terminates the Merger Agreement because of an Adverse Company Recommendation (as defined in the Merger Agreement). For a discussion of various risks relating to the Merger, see “Item 1A Risk Factors—Risks Related to the Merger,” and for additional information regarding the Merger, see our Current Report on Form 8-K filed with the SEC on January 12, 2018.

Houlihan Lokey is entitled to an aggregate fee of $800,000 for its services, of which $250,000 was paid to Houlihan Lokey upon its engagement, and $350,000 was paid to Houlihan Lokey upon delivery of its opinion, dated January 11, 2018, to the Special Committee. An additional $200,000 payment is contingent upon consummation of the Merger. In addition, the Company has agreed to reimburse Houlihan Lokey for certain expenses and to indemnify Houlihan Lokey, its affiliates and certain related parties against certain liabilities and expenses, including certain liabilities under the federal securities laws, arising out of or related to Houlihan Lokey’s engagement.

In addition, Z Acquisition has agreed to purchase 6,500,000 shares owned by Ramguard at a price of $4.10 per share (the “Share Purchase”) pursuant to the Amended and Restated Share Purchase Agreement, dated as of January 11, 2018, by and among Z Acquisition, Ramguard and Mr. Zugel (the “Share Purchase Agreement”). No approval of the Board of Directors or vote of stockholders of the Company is necessary in connection with the execution, delivery or performance of the Share Purchase Agreement and the parties are obligated to consummate the Share Purchase whether or not the Merger is completed. Pursuant to the Merger Agreement, the Merger is conditioned on the consummation of the Share Purchase in accordance with the terms of the Share Purchase Agreement. There is no assurance that the Share Purchase will be consummated.

In order to finance the purchase of 6,500,000 shares of the Company’s Class A Common Stock pursuant to the Share Purchase Agreement, Christian Zugel and various trusts for which relatives of Christian Zugel are the beneficiaries have submitted a redemption request to redeem approximately $4.3 million (value date of December 31, 2017) of interests effective March 31, 2018 from ZAIS Opportunity Domestic Feeder Fund, LP (the “Domestic Feeder”), which serves as the feeder fund to ZAIS Opportunity Master Fund, Ltd, a ZAIS Managed Entity. The AUM presented herein has not been reduced to account for this redemption request. On December 31, 2017, Christian Zugel and the various trusts redeemed approximately $5.5 million from the Domestic Feeder.

The Company established April 2, 2018 as the record date for stockholders entitled to vote at its 2017 Annual Meeting of Stockholders (the “Annual Meeting”), which has not yet been scheduled. Stockholders of record at the close of business on April 2, 2018 may vote at the Annual Meeting. At the Annual Meeting, stockholders will be asked to consider and vote upon a proposal to adopt the Merger Agreement. Stockholders will also be asked to elect the Company’s Board of Directors, approve the adjournment of the Annual Meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve adoption of the Merger Agreement, and vote on any other matter properly brought before the Annual Meeting or any adjournments or postponements of the Annual Meeting.

See "Item 1A. Risk Factors" included in this Annual Report on Form 10-K for a discussion of the risks to which our businesses are subject.

Non-U.S. GAAP Financial Measures

Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA

Our management reviews its results on both a Net income (loss) (excluding Consolidated Funds of ZAIS Group) and an Adjusted EBITDA basis. These are key performance measures used by management when making operating decisions, assessing financial performance and allocating capital resources. Net income (loss) (excluding Consolidated Funds of ZAIS Group) and Adjusted EBITDA are non-U.S. GAAP financial measures that exclude the adjustments described below that are required for presentation of our results on a U.S. GAAP basis. These measures supplement and should be considered in addition to and not in lieu of the results of operations prepared in accordance with U.S. GAAP:

Adjustments to Net income (loss) to derive Net income (loss) (excluding Consolidated Funds of ZAIS Group):

•	Consolidating effects of the Consolidated Funds. Amounts related to the Consolidated Funds, including the related eliminations of revenues, expenses and other income (loss).

Adjustments to Net income (loss) (excluding Consolidated Funds of ZAIS Group) to derive Adjusted EBITDA:

•	Equity-based compensation. Management does not consider these non-cash expenses to be reflective of operating performance.

•	Severance. Management does not consider severance costs to be reflective of ongoing operating performance. We incurred severance costs in 2016 primarily due to a reduction in force on March 8, 2016, which resulted in a decrease of 23 employees of ZAIS Group (see Item 1. Business – “General” in this Annual Report on Form 10-K for further discussion). We also incurred severance costs in 2017 of approximately $0.1 million unrelated to the reduction in force that occurred in 2016.

•	Depreciation and amortization. Management does not consider these non-cash expenses to be reflective of operating performance.

•	Any applicable taxes and foreign currency translation adjustments. Management does not consider these amounts to be reflective of operating performance.

The calculations described above may not be directly comparable to other similar non-U.S. GAAP financial measures reported by other asset managers. We believe that these measures are a useful benchmark for measuring our performance. We also believe that investors should review the same supplemental non-U.S. GAAP financial measures that management uses to analyze the business in conjunction with our results of operation prepared in accordance with U.S. GAAP. See “Reconciliations of Non-U.S. GAAP Financial Measures” below.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Consolidated net income (loss)	$(1,221)	$(3,784)	$2,563	68%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-U.S. GAAP	$(6,672)	$(7,289)	$617	8%

Adjusted EBITDA - Non-U.S. GAAP	$(5,041)	$(1,943)	$(3,098)	-159%

Revenues

	Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Management fee income	$15,792	$22,015	$(6,223)	-28%
Incentive income	11,573	9,346	2,227	24%
Reimbursement revenue	1,631	—	1,631	—%
Other revenues	324	316	8	3%
Income of Consolidated Funds	1,516	—	1,516	—
Total Revenues	$30,836	$31,677	$(841)	-3%

Total revenues decreased by $0.8 million primarily due to:

•

A $6.2 million decrease in management fee income due to:

(i) an increase of $3.4 million related to ZAIS CLOs which was primarily driven by the increase in the number of CLOs managed by ZAIS and fees earned from a certain ZAIS CLO beginning in June 2017 which previously had its fees waived in 2016 because all of its subordinated notes were owned by another ZAIS Managed Entity and

(ii) an increase of $1.4 million driven by increased performance of certain ZAIS Managed Entities,

offset by:

(i) a decrease of $10.5 million due to the receipt of a termination fee of $8.0 million in October 2016 relating to the termination of the management agreement between ZAIS REIT Management and ZFC REIT and a decrease in management fee income of $2.5 million resulting from the termination and

(ii) a decrease of $0.5 million relating to ZAIS Managed Entities that liquidated during the periods.

•

A $2.2 million increase in incentive income which was comprised of:

(i) a net increase of $3.0 million in crystalized fees year over year primarily due to the increase in the performance of certain ZAIS Managed Entities and

(ii) an increase of $0.3 million in crystalized fees related to a ZAIS Managed Entity in which our investment carries first loss risk, offset by a decrease of $1.0 million related to funds which generated incentive fees in 2016 and liquidated during 2016 and 2017.

•	A $1.6 million increase in reimbursement revenue which relates to the reimbursement from certain ZAIS Managed Entities for research and data services expenses incurred by us and paid directly to vendors by us (the related expenses are included in General, administrative and other expenses). The net effect of the reimbursement revenue and related expenses has no impact on our Consolidated net income (loss). The amounts for year ended December 31, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss).

•	A $1.5 million increase in income of Consolidated Funds related to Zephyr A-6’s investments in unconsolidated ZAIS CLOs.

The following table details the changes to our AUM:

	Year Ended December 31, 2017
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies		Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$2.072		$0.576		$0.796	$3.444
Contributions (2)	1.067	(3)	—		0.015	1.082
Distributions (2)	(0.392)		(0.017)		—	(0.409)
Redemptions (4)	(0.001)		0.001		(0.101)	(0.101)
Gain & Loss (4)	0.020		0.051		0.061	0.132
Other (5)	0.397		(0.509	)(6)	0.476 (6)	0.364
End of Period AUM (7)	$3.163		$0.102		$1.247	$4.512

Average AUM (8)	$2.489		$0.293		$1.060	$3.842

	Year Ended December 31, 2016
	(dollars in billions)
	Corporate Credit Funds		Mortgage Related Strategies		Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (9)	$1.914		$1.494		$0.749	$4.157
Contributions (2)	0.667	(10)	—		0.002	0.669
Distributions (2)	(0.166)		(0.195)		—	(0.361)
Redemptions (4)	(0.129)		(0.090)		(0.022)	(0.241)
Gain & Loss (4)	0.031		0.062		0.126	0.219
Other (5)	(0.245)		(0.695)		(0.059)	(0.999)
End of Period AUM (1)	$2.072		$0.576		$0.796	$3.444

Average AUM (8)	$1.948		$1.186		$0.743	$3.877

(1)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

(2)	Amounts are related to funds, managed accounts and structured vehicles.

(3)	Amount includes $475.2 million and $515.0 million of assets of ZAIS CLO 6 and ZAIS CLO 7, respectively. In connection with the pricing of ZAIS CLO 6, ZAIS CLO 6 warehouse was repaid resulting in approximately $166.7 million reduction in leverage, aggregate principal balance and other items. In connection with the pricing of ZAIS CLO 7, ZAIS CLO 7 warehouse was repaid resulting in approximately $15.2 million reduction in leverage, aggregate principal balance and other items. These amounts are included in the Other row in the table above.

(4)	Amounts are related to funds and managed accounts.

(5)	Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts, (ii) leverage, aggregate principal balance and other items for structured vehicles and (iii) uncalled capital commitments. Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.

(6)	Includes $459.1 million of AUM that changed strategies from mortgage related strategy to multi-strategy.

(7)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2017 based on the most recent trustee report received as of December 31, 2017 for each respective vehicle.

(8)	Average is based on the beginning balance, quarterly balances and ending balance for the period presented.

(9)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2015 based on the most recent trustee report received as of December 31, 2015 for each respective vehicle.

(10)	Amount includes $212.7 million and $269.4 million of assets of ZAIS CLO 5 and ZAIS CLO 4, respectively. In connection with the pricing of ZAIS CLO 5, there was a (i) reduction in leverage of $153.4 million for the obligation to repay the ZAIS CLO 5 warehouse financing and (ii) a $2.2 million distribution to the equity investor in the warehouse phase. These amounts are included in the Other and Distributions rows in the table above. There was also $0.6 million of reductions related to changes in aggregate principal balance and other items for ZAIS CLO 5 during the period which is included in Other in the table above.

In connection with the pricing of ZAIS CLO 4, there was a reduction in leverage of $93.5 million for the obligation to repay the ZAIS CLO 4 warehouse financing and (ii) $22.5 million of redemptions for amounts returned to the equity investors in the warehouse phase. These amounts are included in the Other and Redemptions rows in the table above. There was also a $0.7 million increase related to changes in aggregate principal balance and other items for ZAIS CLO 4 during the period which is included in Other in the table above.

 Expenses

	Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Compensation and benefits	$24,023	$31,380	$(7,357)	-23%
General, administrative and other	15,300	12,263	3,037	25%
Depreciation and amortization	230	267	(37)	-14%
Expenses of Consolidated Funds	734	82	652	795%
Total Expenses	$40,287	$43,992	$(3,705)	-8%

Total expenses decreased by $3.7 million primarily due to:

•	A $7.4 million decrease in compensation and benefits which was due to:

(i)	a $3.7 million decrease in salaries, bonuses and associated payroll taxes and other employee benefits primarily due to a reduction in headcount resulting from a reduction in force which occurred in 2016 and other departures during 2016 and 2017;

(ii)	a $0.9 million decrease in severance costs primarily due to the reduction in force which occurred in 2016; and

(iii)	a $2.8 million decrease in equity compensation expense primarily relating to the vesting in March 2017 of equity units previously awarded to certain employees.

•	A $3.0 million increase in General, administrative and other expenses primarily due to:

(i)	an increase of $1.6 million due to research and data services borne by us and paid directly to vendors by us and which are reimbursable from certain ZAIS Managed Entities – the related revenue is included in Reimbursement revenue, the net effect of these expenses and related reimbursement revenue had no impact on our Consolidated net income (loss) and the amounts for the year ended December 31, 2016 were not material and therefore were not separately reported in our Consolidated Statements of Comprehensive Income (Loss);

(ii)	an increase of $0.4 million in expenses relating to research and data services used by us for the management of the ZAIS Managed Entities;

(iii)	an increase of $0.4 million in information technology costs primarily due to the relocation of servers to an offsite co-location;

(iv)	an increase of $1.4 million in legal fees primarily due to (i) an increase of $0.9 million related to the strategic review; (ii) an increase of $0.5 million due to payments made pursuant to the Legal Advisory Agreement which commenced in April 2017; and (iii) an increase of $0.2 million in connection with the complaint filed by Parsifal Partners B, LP against Christian Zugel, Michael Szymanski, R. Bruce Cameron, the Company and Berkshire Capital Securities LLC; offset by a decrease in legal fees relating to various other matters;

(v)	an increase of $0.3 million due to the expense incurred for a retainer payable to Houlihan Lokey Capital, Inc. which was engaged by ZAIS and the Special Committee of the Board of Directors to perform investment banking services in connection with a potential take private transaction between the Company and Z Acquisition;

(vi)	a $0.9 million decrease in consulting fees primarily due to a decrease of $0.4 million due to the expiration of a consulting agreement with RQSI, Ltd., an entity controlled by Mr. Neil Ramsey, whose affiliates are significant stockholders of ZAIS, in March 2017 and a $0.5 million decrease related to other third party contracts; and

(vii)	a net decrease of $0.2 million in other general and administrative costs.

Our results of operations depend, in part, on the level of our expenses, which can vary from period to period. We currently anticipate that our expenses will exceed our revenues in 2018, as they did during the years ended December 31, 2017 and December 31, 2016. While we are seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that we will correct this expense imbalance in 2018 or beyond.

Other Income (Loss)

	Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Net gain (loss) on investments in affiliates	$237	$273	$(36)	-13%
Other income (expense)	110	762	(652)	-86%
Net gains (losses) on Consolidated Funds’ investments	5,787	8,333	(2,546)	-31%
Net gain (loss) on beneficial interest of collateralized financing entity	2,118	(842)	2,960	352%
Total Other Income (Loss)	$8,252	$8,526	$(274)	-3%

Total other income (loss) decreased by $0.3 million primarily due to:

•	A $0.7 million decrease in other income (expense) due to an insurance reimbursement, which was received during the three months ended March 31, 2016 and recorded as other income since the reimbursement related to legal costs previously incurred during the year ended December 31, 2015.

•	A $2.5 million decrease in net gain (loss) on Consolidated Funds’ investments primarily driven by the net realized and unrealized gains / losses from Zephyr A-6s investments in ZAIS CLOs during the warehouse period and unconsolidated ZAIS CLOs.

•	A $3.0 million increase in net gain on beneficial interest of consolidated collateralized financing entity which relates to Zephyr A-6’s investment in ZAIS CLO 5. ZAIS CLO 5 was a Consolidated Fund for the period from October 26, 2016 through August 10, 2017, the date which ZAIS CLO 5 was deconsolidated due to the sale of all of its beneficial interests in ZAIS CLO 5.

Income Taxes

	Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Income tax (benefit) expense	$22	$(5)	$27	540%

There was an immaterial change in income tax (benefit) expense for the year ended December 31, 2017 compared to the year ended December 31, 2016. The amounts reported in both years relate to our London subsidiary.

As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of December 31, 2017, we had determined that our current business forecasts do not support the realization of net deferred tax assets recorded. We recorded a book loss for the year ended December 31, 2017, excluding income attributable to Consolidated Funds, and it is anticipated that expenses will continue to exceed revenues for 2018. Although we intend to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend. Accordingly, we continue to believe that it is not more likely than not that the deferred tax assets will be realized, and we have continued to maintain the full valuation allowance against the deferred tax assets as of December 31, 2017.

On December 22, 2017, new tax legislation became effective for January 1, 2018. The new legislation that, among other things, reduced the corporate tax rate from a graduated set of rates with a maximum 35 percent tax rate to a flat 21 percent tax rate, also made changes to the net operating loss (NOL) deduction rules.

Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and the enactment date for U.S. GAAP is the date the new bill is signed into law. Deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, ZAIS had to re-measure its deferred tax balances based upon the new 21% tax rate and re-assess its valuation allowance due to tax reform to continuing operations in the tax provision.

We have recorded a change in the valuation allowance of approximately $(2.4) million and $1.9 million in our Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017 and December 31, 2016, respectively, in connection with the net operating losses and other temporary differences related to our allocable share of the consolidated results of operations for these years. The tax rate change resulted in a decrease in the deferred tax asset balance and corresponding valuation allowance of approximately $2.0 million as of December 31, 2017.

We intend to maintain a full valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9, “Income Taxes” to our consolidated financial statements for further information regarding the items affecting our effective income tax.

As of and for the years ended December 31, 2017 and December 31, 2016, we were not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Foreign currency translation adjustment	$14	$(343)	$357	104%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that we use to translate the assets and liabilities of our London subsidiaries.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
Non-controlling interests in Consolidated Funds	$5,451	$3,505	$1,946	56%

Non-controlling interests in ZAIS Group Parent, LLC	$(2,223)	$(2,129)	$(94)	-4%

•	The $1.9 million increase in the net income allocated to non-controlling interests in Consolidated Funds was primarily related to an increase in income and net gains allocated to investors that do not have the right to redeem their interests from Zephyr A-6, a Consolidated Fund. Zephyr A-6’s net income for the year ended December 31, 2017 and December 31, 2016 was approximately $9.3 million and $7.2 million, respectively, which was primarily comprised of net gain (loss) on Consolidated Funds’ primarily driven by the net realized and unrealized gains / losses from Zephyr A-6s investments in ZAIS CLOs during the warehouse period and unconsolidated ZAIS CLOs.

Net Income (Loss) Allocated to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Year Ended December 31,		Change
	2017	2016	$	%
	(Dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(4,449)	$(5,160)	711	14%

The decrease in net loss attributable to ZAIS Group Holdings, Inc. stockholders’ equity was driven primarily by the year-over-year decrease in our net loss.

Reconciliations of Non-U.S. GAAP Financial Measures

The following table presents the reconciliations of our consolidated U.S. GAAP net income (loss) to our (i) non-U.S. GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) and (ii) non-U.S. GAAP financial measure of Adjusted EBITDA:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Consolidated net income (loss) (U.S. GAAP Net Income (Loss))	$(1,221)	$(3,784)
Add back: Elimination of Management fee income	507	256
Less: Income of Consolidated Funds	(1,516)	—
Less: Elimination of fee rebate expense	(1,092)	—
Add back: Elimination of Net gain on investments in affiliates	3,821	3,648
Add back: Expenses of Consolidated Funds	734	82
Less: Net gain on Consolidated Funds’ investments	(5,787)	(8,333)
(Less)/Add back: Net (gain) loss on beneficial interest of consolidated collateralized financing entity	(2,118)	842
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-U.S. GAAP	(6,672)	(7,289)

Add back (less): Tax expense (benefit)	22	(5)
Add back: Compensation attributable to equity compensation	1,307	4,089
Add back: Severance costs	72	995
Add back: Depreciation and amortization	230	267
Adjusted EBITDA – Non-U.S. GAAP	$(5,041)	$(1,943)

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended December 31, 2017, year-to-date (“YTD”) and inception-to-date (“ITD”) through December 31, 2017 for the following funds.

Fund Name (1)	Net Asset Value as of December 31, 2017 (Dollars in thousands)	Net Return for the Month Ended December 31, 2017 (2)	Net YTD Return through December 31, 2017 (2)		Net ITD Return through December 31, 2017 (2)
ZAIS Opportunity Fund (3) (4) (6)	$418,915	0.43%	6.95%		481.02%
ZAIS INARI Fund	$458,847	0.74%	10.87	%(5)	59.40%

(1)	The performance data in the tables above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in the Domestic Feeder Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. (“Offshore Feeder”) Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date U.S. GAAP returns for years after 2008 would be lower than the adjusted returns presented.

(4)	The net asset value includes the net assets of the Domestic Feeder and Offshore Feeder.

(5)	Actual Net YTD return is based on a calendar year end, although this fund operates on a September 30th fiscal year end.

(6)	In connection with an agreement to purchase shares of the Company’s Class A Common Stock between Christian Zugel, Z Acquisition LLC and Ramguard LLC, Christian Zugel and various trusts for which relatives of Christian Zugel are the beneficiaries have indicated an intention to redeem approximately $4.3 million (value date of December 31, 2017) of interests from the Domestic Feeder effective March 31, 2018. The Net Asset Value presented has not been reduced for this redemption request. On December 31, 2017, Christian Zugel and the various trusts redeemed approximately $5.5 million from the Domestic Feeder.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

We have managed our historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidating the Consolidated Funds. Our primary cash flow activities on an unconsolidated basis include: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to certain ZAIS Managed Entities; and (4) making distributions to its members. At December 31, 2017 and December 31, 2016, our Cash and cash equivalents were $41.6 million and $38.7 million, respectively, including investments in United States government obligations at December 31, 2016.

Our material sources of cash from operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions from investments in certain ZAIS Managed Entities. We primarily use cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. Our cash flows are also used to fund investments in certain ZAIS Managed Entities, property and equipment and other capital items. For the year ended December 31, 2017 and December 31, 2016 the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $7.5 million and $8.1 million, respectively. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, we will continue to fund our business requirements with the proceeds from the Business Combination. We expect to continue to draw from operating cash balances and the proceeds from the Business Combination to fund our operations and working capital for the foreseeable future.

The consolidated financial statements for the years ended December 31, 2017 and December 31, 2016 reflect the cash flows of our operating businesses and the Consolidated Funds required to be consolidated under ASU 2015-02. The assets of our Consolidated Funds have an effect on our reported cash flows. The primary cash flow activities of the Consolidated Funds vary depending on the activities of the Consolidated Funds. These activities may include: (1) raising capital from third party investors, which is reflected as non-controlling interests in the Consolidated Funds; (2) purchasing and selling investments; (3) generating cash through the realization of certain investments; and (4) distributing cash to investors or note holders. The Consolidated Funds, except for consolidated CLOs, are treated as investment companies under U.S. GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as operating cash flows. At December 31, 2017, there were no consolidated CLOs. At December 31, 2016, ZAIS CLO 5 was a Consolidated Fund.

On the Restructuring Date, ZAIS Group and the non-ZAIS partner in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments. An estimated purchase price of approximately $24.1 million was paid to ZAIS Group on the Restructuring Date for the interest purchased.  The estimated purchase price was based on the net asset value of Zephyr A-6 as of June 30, 2017. A true-up payment of approximately $0.9 million was made on November 17, 2017 once the final purchase price was determined based on the net asset value of Zephyr A-6 as of the Restructuring Date. In connection with the restructuring of Zephyr A-6, the limited partners of Zephyr A-6 also amended the limited partnership agreement which, among other items, amended ZAIS Group’s total capital commitment to Zephyr A-6 which is now $20.0 million (down from $51.0 million).

During the period from January 1, 2018 through March 19, 2018, Zephyr A-6 received capital contributions from ZAIS Group and the Non-Controlling Interest in Zephyr A-6 as follows:

	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of December 31, 2017	$11,714	$76,135	$87,849

Capital contributions	2,667	17,333	20,000

Unfunded capital commitments as of March 19, 2018	$9,047	$58,802	$67,849

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity, which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 19, 2018.

As of December 31, 2017, $18.3 million of the proceeds of the Business Combination had been deployed to expand existing product lines. This amount includes $8.3 million of capital contributed to Zephyr A-6 (as adjusted based on the terms of the restructuring discussed in the preceding paragraph), a limited partnership that was majority-owned by ZAIS Group until October 12, 2017, which was formed to invest in ZAIS CLOs, and thereby satisfy the risk retention requirements of the Dodd-Frank Act and two $5.0 million equity investments in the first-loss equity tranche of two separate ZAIS Managed Entities focused on investing in high-yield bonds. On March 12, 2018, ZAIS Group sent notice to terminate its management contracts for the two ZAIS Managed Entities in which it had made investments that carry first loss risk effective March 16, 2018. In connection with the termination of these management contracts, ZAIS Group also requested a complete withdrawal of its investment amounts by March 30, 2018. ZAIS Group’s aggregate investment in these entities as of December 31, 2017 was approximately $10.0 million.  ZAIS Group expects to receive the proceeds from the withdrawals in the second quarter of 2018. In connection with the termination of management contracts for these two ZAIS Managed Entities, ZAIS Group’s assets under management will decrease by approximately $0.109 billion.

We continually review our business and fund activities with a view towards improving our profitability. As a result of concluding that a planned expansion in our capabilities in the residential whole loan market would no longer be a part of our future strategy, a reduction in expenses related to infrastructure staffing was made by completing a reduction in force on March 8, 2016 which resulted in a decrease of 23 employees of ZAIS Group.  This reduction resulted in an annualized run rate savings of approximately $3.5 million in base compensation and benefits.  Total severance charges in the amount of approximately $1.0 million were incurred during the year ended December 31, 2016. At December 31, 2017, the Company had 59 employees compared with 60 employees at December 31, 2016.

On October 31, 2016, the management agreement between ZAIS REIT Management and ZFC REIT was terminated upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. which resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016.  In addition, management fees earned by ZAIS Group decreased by approximately $2.5 million in 2017 compared to 2016 (estimated to be approximately $2.8 million on an annualized basis). Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million in October 2016.

Debt Obligations

On March 17, 2015, in conjunction with the closing of the Business Combination, ZAIS issued two promissory notes with an aggregate principal balance of $1.25 million to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrued interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service until the principal amount of, and all accrued interest on, the notes were paid in full. The notes matured on March 17, 2017 at which time the principal balance and accrued interest was repaid. The notes were issued in lieu of paying certain underwriting costs at the closing of the Business Combination and, accordingly, treated as a direct cost attributable to the Business Combination and capitalized to equity.

Cash Flows

The significant amounts from our consolidated financial statements, which include the effects of the Consolidated Funds in accordance with U.S. GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Year Ended
	2017	2016
	(Dollars in thousands)
Statements of cash flows data:
Net cash provided by (used in) operating activities	$(75,460)	$(18,148)
Net cash provided by (used in) investing activities	(5,111)	8,402
Net cash provided by (used in) financing activities	83,463	4,430
Change in cash and cash equivalents denominated in foreign currency	15	(323)
Net increase (decrease) in cash and cash equivalents	$2,907	$(5,639)

Operating Activities

Net cash provided by (used in) operating activities is primarily driven by ZAIS Group’s earnings in the respective periods after adjusting for any non-cash items. Cash used by the Consolidated Funds to purchase investments and the proceeds received from the sale of such investments are also reflected in our operating activities.

Our net cash used in operating activities for the year ended December 31, 2017 was $75.5 million, compared to net cash used in operating activities of $18.1 million for the year ended December 31, 2016. The increase in cash flow used in operating activities of $57.3 million was primarily due to the following:

•	A net increase of $59.7 million in cash used in the activities of the Consolidated Funds.

•	A decrease in cash receipts of $11.1 million due to the receipt of a termination fee from ZFC REIT of $8.0 million in October 2016 related to the termination of the management agreement between ZAIS REIT Management and ZFC REIT and the reduction of management fee income collected from ZFC REIT of approximately $3.1 million (including $0.7 million relating to the management fees payable to ZAIS Group at December 31, 2016 for the fourth quarter of 2015) resulting from the termination of the management agreement;

•	An increase in cash receipts of $10.9 million primarily due to higher incentive fee income accrued at December 31, 2016 and collected in 2017 compared to amounts accrued at December 31, 2015 and collected in 2016 as well as an increase in cash received for management fee income which was primarily driven by the increase in the number of CLOs managed by ZAIS in 2017 and fees earned from a ZAIS CLO beginning in June 2017 which previously had its fees waived during 2016 because all of the subordinated notes were owned by another ZAIS Managed Entity;

•	A net decrease in cash paid for compensation expense of $2.7 million primarily due to a reduction in salary expense of $1.8 million primarily due to the reduction in force which occurred on March 8, 2016 and other departures during 2016 and 2017 a decrease in cash paid for incentive compensation of $0.9 million;

•	A decrease in cash paid for general, administrative and other expenses of $0.4 million due to an decrease in certain expenses; and

•	A decrease in cash receipts of $0.5 million related to proceeds received in 2016 from our insurance providers for our claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry which had been approved.

 Investing Activities

Our net cash used in investing activities was $5.1 million for the year ended December 31, 2017. This amount includes the contribution of $5.0 million in June 2017 to a ZAIS Managed Entity in which our investment carries first loss risk, the purchase of information technology hardware and software and leasehold improvement costs in the aggregate amount of $0.2 million and proceeds from the liquidation of ZAIS Group’s investment in the Atlas Fund of $0.1 million.

Our cash provided by investing activities was $8.4 million for the year ended December 31, 2016 and is primarily related to the proceeds received from the liquidation of the Company’s mutual fund investment.

Financing Activities

Our net cash provided by financing activities was $83.5 million for the year ended December 31, 2017. This amount includes proceeds of $45.9 million from the Master Repurchase Agreement entered into by Zephyr A-6, contributions from non-controlling interests in Consolidated Funds of $14.5 million and proceeds of $25.0 million from the sale of a portion of ZAIS Group’s interest in Zephyr A-6 to the non-controlling interest in Zephyr A-6, offset by the repayment of our notes payable of $1.3 million and the payment of employee taxes of $0.8 million relating to the issuance of Class A Common Stock, on a net basis, to employees who elected to cancel their B-0 Units in substitution for RSUs which vested on March 17, 2017.

Our net cash provided by financing activities was $4.4 million for the year ended December 31, 2016. This amount includes contributions from non-controlling interests in Consolidated Funds of $4.9 million, partially offset by $0.5 million of distributions to non-controlling interests in ZGP which represents distributions to the Class B interests in ZAIS REIT Management.

Future Sources and Uses of Liquidity

Our current sources of liquidity are (1) cash on hand, including a portion of the net proceeds from the Business Combination; (2) cash flows from operations, including management fee income and incentive income and (3) realizations on our investments in ZAIS Managed Entities. ZAIS believes that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments. Our primary liquidity needs will be comprised of cash to (1) fund our operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business; (3) fund ZAIS Group’s commitments to existing ZAIS Managed Entities; (4) fund ZAIS Group’s potential commitments to new ZAIS Managed Entities; (5) provide capital to facilitate our expansion into businesses that are complimentary to ZAIS Group’s existing investment management business; and (6) pay income taxes.

Gain Contingencies

In 2016 we received notification from one of our insurance providers that our claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved.

We paid approximately $0.06 million during the year ended December 31, 2017 and $0.33 million for the year ended December 31, 2016, for legal and other costs incurred in excess of our insurance deductible.

The cumulative insurance reimbursements that we have received through December 31, 2017 and December 31, 2016 were approximately $1.0 million and $0.9 million, respectively. Pursuant to the guidance under ASC 450, "Contingencies – Gain Contingencies”, approximately $0.6 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016 for the portion that related to 2015.

There were no amounts due from the insurance provider for reimbursement at December 31, 2017. At December 31, 2016, the remaining amount submitted to the insurance carrier for reimbursement was approximately $0.02 million and is included in Other assets in the Consolidated Statements of Financial Condition.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2017 or December 31, 2016.

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

A summary of what we believe to be our critical accounting policies and estimates are as follows:

Fair Value Measurements

The valuation of investments held by the non-CLO ZAIS Managed Entities includes critical estimates made by management which impacts the Company’s results. The valuation of investments held by the non-CLO ZAIS Managed Entities has a significant impact on our results, as our management fee income and incentive income are generally determined based on the fair value of these investments. Additionally, the investments and related notes payable, if applicable, of the Consolidated Funds are also carried at their fair values in our consolidated financial statements and are subject to our valuation process.

Evaluation of our interests in Variable Interest Entities (“VIE”) and/or Voting Interest Entities (“VOE”)

The determination of whether or not to consolidate a VIE or a VOE under U.S. GAAP requires a significant amount of judgment.

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

On December 22, 2017, new tax legislation became effective for January 1, 2018. The new legislation that, among other things, reduced the corporate tax rate from a graduated set of rates with a maximum 35 percent tax rate to a flat 21 percent tax rate, and made changes to net operating loss (NOL) deduction rules.

Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and for U.S. federal purposes, the enactment date for U.S. GAAP is the date the bill is signed into law. ASC 740, Income Taxes, requires deferred tax assets and liabilities to be measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, ZAIS had to re-measure its deferred tax balances based upon the new 21% tax rate as well as re-assess its valuation allowance due to tax reform to continuing operations in the tax provision.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and stockholders of

ZAIS Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of ZAIS Group Holdings, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), changes in equity and non-controlling interests and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
March 19, 2018

We have served as the Company's auditor since 2016.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition
(Dollars in thousands, except share amounts)

	December 31,
	2017	2016

Assets
Cash and cash equivalents	$41,619	$38,712
Income and fees receivable	8,863	8,805
Investments in affiliates, at fair value	10,151	5,273
Due from related parties	798	734
Property and equipment, net	278	274
Prepaid expenses	967	906
Other assets	359	348
Assets of Consolidated Variable Interest Entities
Cash and cash equivalents	8,975	37,080
Investments, at fair value - $46,136 and $0 pledged as collateral for repurchase agreement, at December 31, 2017 and December 31, 2016, respectively.	114,911	404,365
Due from broker	—	16,438
Other assets	968	1,210
Total Assets	$187,889	$514,145

Liabilities and Equity
Liabilities
Notes payable	$—	$1,263
Compensation payable	9,222	7,836
Due to related parties	31	31
Fees payable	2,171	2,439
Other liabilities	1,285	1,127
Liabilities of Consolidated Variable Interest Entities
Notes payable of consolidated CLO, at fair value	—	384,901
Repurchase agreement	45,943	—
Due to broker	—	24,462
Other liabilities	415	2,121
Total Liabilities	59,067	424,180

Commitments and Contingencies (Note 12)

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 14,555,113 and 13,900,917 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding at December 31, 2017 and December 31, 2016.	—	—
Additional paid-in capital	64,365	63,413
Retained earnings (Accumulated deficit)	(23,414)	(18,965)
Accumulated other comprehensive income (loss)	(61)	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,891	44,379
Non-controlling interests in ZAIS Group Parent, LLC	19,568	22,258
Non-controlling interests in Consolidated Funds	68,363	23,328
Total Equity	128,822	89,965
Total Liabilities and Equity	$187,889	$514,145

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
(Dollars in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016
Revenues
Management fee income	$15,792	$22,015
Incentive income	11,573	9,346
Reimbursement revenue	1,631	—
Other revenues	324	316
Income of Consolidated Funds	1,516	—
Total Revenues	30,836	31,677
Expenses
Compensation and benefits	24,023	31,380
General, administrative and other	15,300	12,263
Depreciation and amortization	230	267
Expenses of Consolidated Funds	734	82
Total Expenses	40,287	43,992
Other income (loss)
Net gain (loss) on investments in affiliates	237	273
Other income (expense)	110	762
Net gain (loss) of Consolidated Funds’ investments	5,787	8,333
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	2,118	(842)
Total Other Income (Loss)	8,252	8,526
Income (loss) before income taxes	(1,199)	(3,789)
Income tax (benefit) expense	22	(5)
Consolidated net income (loss)	(1,221)	(3,784)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	14	(343)
Total Comprehensive Income (Loss)	$(1,207)	$(4,127)

Allocation of Consolidated Net Income (Loss)
Non-controlling interests in Consolidated Funds	$5,451	$3,505
Stockholders’ equity, ZAIS Group Holdings, Inc.	(4,449)	(5,160)
Non-controlling interests in ZAIS Group Parent, LLC	(2,223)	(2,129)
Total Allocation of Consolidated Net Income (Loss)	$(1,221)	$(3,784)

Allocation of Total Comprehensive Income (Loss)
Non-controlling interests in Consolidated Funds	$5,451	$3,505
Stockholders’ equity, ZAIS Group Holdings, Inc.	(4,440)	(5,388)
Non-controlling interests in ZAIS Group Parent, LLC	(2,218)	(2,244)
Total Allocation of Total Comprehensive Income (Loss)	$(1,207)	$(4,127)

Consolidated Net Income (Loss), per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.31)	$(0.37)
Consolidated Net Income (Loss), per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.31)	$(0.37)

Weighted average shares of Class A common stock outstanding:
Basic	14,369,295	13,891,245
Diluted	21,369,295	20,891,245

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity and Non-controlling Interests
(Dollars in thousands except share amounts)

	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2015	13,870,917	$1	20,000,000	$-	$60,817	$(13,805)	$158	$23,716	$14,916	$85,803

Settlement of Restricted Stock Units	30,000	-	-	-	30	-	-	(30)	-	-
Modification of equity awards to liability awards	-	-	-	-	(153)	-	-	(77)	-	(230)
Capital contributions	-	-	-	-	-	-	-	-	4,907	4,907
Capital distributions	-	-	-	-	-	-	-	(477)	-	(477)
Equity-based compensation charges	-	-	-	-	2,719	-	-	1,370	-	4,089
Consolidated net income (loss)	-	-	-	-	-	(5,160)	-	(2,129)	3,505	(3,784)
Other comprehensive income (loss)	-	-	-	-	-	-	(228)	(115)	-	(343)
December 31, 2016	13,900,917	1	20,000,000	-	63,413	(18,965)	(70)	22,258	23,328	89,965

Settlement of Restricted Stock Units	654,196		-		463	-	-	(463)	-	-
Payment of employee taxes in connection with net settlement of Restricted Stock Units	-	-	-	-	(801)	-	-	-	-	(801)
Modification of equity awards to liability awards	-	-	-	-	(17)	-	-	(9)	-	(26)
Capital contributions	-	-	-	-	-	-	-	-	14,547	14,547
Change in Non-Controlling interest’s ownership percentage of Zephyr A-6	-	-	-	-	-	-	-	-	25,037	25,037
Equity-based compensation charges	-	-	-	-	1,307	-	-	-	-	1,307
Consolidated net income (loss)	-	-	-	-	-	(4,449)	-	(2,223)	5,451	(1,221)
Other comprehensive income (loss)	-	-	-	-	-	-	9	5		14
December 31, 2017	14,555,113	$1	20,000,000	$-	$64,365	$(23,414)	$(61)	$19,568	$68,363	$128,822

The accompanying notes are an integral part of these consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Year Ended December 31,
	2017	2016

Cash Flows from Operating Activities
Consolidated net income (loss)	$(1,221)	$(3,784)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	230	267
Net (gain) loss on investments in affiliates	(16)	(272)
Non-cash stock-based compensation	1,280	3,859
Interest expense on notes payable	—	9
Cash Flows Due to Changes in Operating Assets and Liabilities:
Income and fees receivable	(58)	(6,276)
Due from related parties	(64)	14
Prepaid expenses	(61)	(130)
Other assets	4	(49)
Compensation payable	1,385	4,261
Due to related parties	—	(145)
Fees payable	(268)	1,683
Other liabilities	160	(419)
Items related to Consolidated Funds:
Purchases of investments and investments in affiliated securities	(416,960)	(163,943)
Proceeds from sale of investments	231,296	137,144
Proceeds from sale of beneficial interest of collateralized financing entities and distributions from CLO warehouses	105,054	—
Net (gain) loss on investments	5,331	(5,165)
Net (gain) loss on beneficial interest of consolidated collateralized financing entity	(1,611)	(842)
Net change in unrealized (gain) loss on notes payable of consolidated CLO	(8,362)	9,154
Change in cash and cash equivalents	14,200	(37,047)
Increase in cash due to initial consolidation	—	129,367
Change in due from broker	12,563	(16,438)
Change in other assets	(1,064)	(1,253)
Change in due to broker	(16,499)	(70,207)
Change in other liabilities	(779)	2,064
Net Cash Provided by (Used in) Operating Activities	(75,460)	(18,148)

Cash Flows from Investing Activities
Purchases of property and equipment	(235)	(17)
Proceeds from sale of investments in affiliates	124	256
Purchases of investments in affiliates	(5,000)	—
Purchases of investments, at fair value	—	(11)
Proceeds from sales of investments, at fair value	—	8,174
Net Cash Provided by (Used in) Investing Activities	(5,111)	8,402

Cash Flows from Financing Activities
Proceeds from sale of interest in Zephyr A-6 to non-controlling interest in Zephyr A-6	25,037	—
Payment of employee taxes in connection with net settlement of RSUs	(801)	—
Repayment of notes payable	(1,263)	—
Proceeds from repurchase agreements	45,943	—
Contributions from non-controlling interests in Consolidated Funds	14,547	4,907
Distributions to non-controlling interests in ZGP	—	(477)
Net Cash Provided by (Used in) Financing Activities	83,463	4,430

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	15	(323)
Net increase (decrease) in cash and cash equivalents	2,907	(5,639)
Cash and cash equivalents, beginning of year	38,712	44,351
Cash and cash equivalents, end of year	$41,619	$38,712

Supplemental Cash Flow Information:
Cash paid for income taxes	$22	$113
Cash paid for interest expense on Notes Payable	$16	$—
Cash paid for interest expense on Repurchase Agreements	$—	$—

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

ZAIS Group is registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940 and with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts, structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) and, through October 31, 2016, ZAIS Financial Corp. (“ZFC REIT”), a publicly traded mortgage real estate investment trust (collectively, the “ZAIS Managed Entities”).

Commencing in 2015, the Company’s management and its board of directors (“Board of Directors”) have been conducting periodic strategic reviews of the Company’s business in order to enhance shareholder value. On February 15, 2017, the Board established a Special Committee of independent and disinterested directors (the “Special Committee of the Board of Directors”) to consider any proposals by management or third parties for strategic transactions. On September 5, 2017, Z Acquisition LLC (“Parent”), an entity in which Christian Zugel, the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group (“Mr. Zugel”), is the managing member, entered into a share purchase agreement, which was amended and restated on January 11, 2018 (as amended and restated, the “Share Purchase Agreement”), with Ramguard LLC (“Ramguard”), pursuant to which Z Acquisition LLC agreed to acquire 6,500,000 shares of Class A Common Stock (“Class A Common Stock”) of the Company at a purchase price of $4.10 per share for a combination of cash and a note. After giving effect to the Share Purchase Agreement, Mr. Zugel would hold, directly or indirectly, 6,800,000 shares of the Class A Common Stock and 3,325,000 Class A Units of ZGP (“Class A Units”). Also, on September 5, 2017, the Special Committee of the Board of Directors received a letter (the “Letter”) from Mr. Zugel seeking to pursue discussions with the Special Committee of the Board of Directors to take the Company private by acquiring through a merger the remaining issued and outstanding shares of Class A Common Stock of the Company, other than shares held by Mr. Zugel and his affiliates, at $4.00 per share in an all cash transaction. On January 11, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Parent, and ZGH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Parent. Mr. Zugel is the sole managing member of Parent, and Daniel Curry, the Company’s Chief Executive Officer, President and a Director, is a member of Parent. At the effective time of the Merger, shares of Class A Common Stock, other than shares held by Mr. Zugel, affiliates of Mr. Zugel, and certain other shareholders, will be converted into the right to receive $4.10 per share in cash without interest, subject to any required withholding taxes. All outstanding restricted stock units (“RSUs”) are held by the Company’s independent directors and will also be converted in the Merger into the right to receive $4.10 per share in cash for the number of shares of Class A Common Stock underlying such RSUs. The proposed Merger is a “going private transaction” under SEC rules. There is no assurance that the Merger will be consummated.

The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as CLOs, securities backed by residential mortgage loans, bank loans and various securities and instruments backed by these asset classes. ZAIS Group’s assets under management (“AUM”) is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS Group had the following AUM:

As of December 31,	AUM (in billions)
2017(1)	$4.512
2016	$3.444

(1) In order to finance the purchase of the Company’s Class A Common Stock pursuant to the Share Purchase Agreement, Mr. Zugel and various trusts for which relatives of Mr. Zugel are the beneficiaries have submitted a redemption request to redeem approximately $4.3 million (value date of December 31, 2017) of interests effective March 31, 2018 from ZAIS Opportunity Domestic Feeder Fund, LP (the “Domestic Feeder”), which serves as the feeder fund to ZAIS Opportunity Master Fund, Ltd, a ZAIS Managed Entity. The AUM presented has not been reduced to account for this redemption request. On December 31, 2017, Mr. Zugel and the various trusts redeemed approximately $5.5 million from the Domestic Feeder.

ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

The Company’s primary sources of revenues are (i) management fee income, which is based predominantly on the net asset values of the ZAIS Managed Entities (or par values of the collateral and cash held by CLOs) and (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities.

Additionally, a significant source of the Company’s revenues and other income is derived from the underlying investments of the Consolidated Funds. This income is comprised of interest, dividends and net gains from the underlying investments in CLOs and net gains on beneficial interests of consolidated collateralized financing entities which invest in first lien, senior secured loans. A portion of income of Consolidated Funds and net gains of Consolidated Funds’ investments are allocated to non-controlling interests in Consolidated Funds.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification.

Fair Value Option

U.S. GAAP permits entities to choose to measure certain eligible financial assets, financial liabilities and firm commitments at fair value (the “Fair Value Option”), on an instrument-by-instrument basis. The election to use the Fair Value Option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. The Fair Value Option is irrevocable and requires changes in fair value to be recognized in earnings. The Company has elected the Fair Value Option for certain assets and liabilities.

The Company has applied the Fair Value Option to the Investments and Notes payable of consolidated CLOs. See Notes 4 and 5 for further disclosure on the assets and liabilities of the Consolidated Funds for which the Fair Value Option has been elected.

The Company has also applied the Fair Value Option to its investments in the ZAIS Managed Entities that are not consolidated. The Company believes that reporting the fair value of these investments is more indicative of the Company’s financial position than the equity method of accounting. See Note 3 for further disclosure on investments in affiliates for which the Fair Value Option has been elected.

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

Principles of Consolidation

The consolidated financial statements included herein are the financial statements of ZAIS, its subsidiaries and certain ZAIS Managed Entities (including CLOs) which are consolidated by the Company (the “Consolidated Funds”). All intercompany balances and transactions are eliminated in consolidation, including ZAIS’s investment in ZGP and ZGP’s investment in ZAIS Group. The Company's fiscal year ends on December 31.

The consolidated financial statements include (i) non-controlling interests in ZGP which is comprised of Class A Units held by Mr. Zugel and certain related parties (collectively, the “ZGP Founder Members”) and (ii) the non-controlling interests in the Consolidated Funds.

Pursuant to the consolidation guidance, under U.S. GAAP, ZAIS first evaluates whether it holds a variable interest in an entity. Fees that are customary and commensurate with the level of services provided, and where ZAIS does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, would not be considered a variable interest. ZAIS factors in all economic interests including proportionate interests through related parties, to determine if fees are considered a variable interest. For entities where ZAIS has determined that it does hold a variable interest, ZAIS performs an assessment to determine whether each of those entities qualify as a variable interest entity (“VIE”).

The determination as to whether an entity qualifies as a VIE depends on the facts and circumstances surrounding each individual entity and therefore certain of ZAIS’s entities may qualify as VIEs under the variable interest model whereas others may qualify as voting interest entities (“VOEs”) under the voting interest model. The granting of substantive kick-out rights is a key consideration in determining whether a limited partnership or similar entity is a VIE.

Under the voting interest model, ZAIS consolidates those entities it controls through a majority voting interest. ZAIS does not consolidate those VOEs in which substantive kick-out rights have been granted to the unrelated investors to either dissolve the entity or remove the general partner. Under the variable interest model, ZAIS consolidates those entities where it has determined that ZAIS is the primary beneficiary of the entity. ZAIS is determined to be the primary beneficiary when it has a controlling financial interest in the VIE, which is defined as possessing both (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. When ZAIS alone is not considered to have a controlling financial interest in the VIE but ZAIS and its related parties under common control in the aggregate have a controlling financial interest in the VIE, ZAIS will still be deemed the primary beneficiary if it is the party that is most closely associated with the VIE. When ZAIS and its related parties not under common control in the aggregate have a controlling financial interest in the VIE then ZAIS would be deemed to be the primary beneficiary if substantially all the activities of the entity are performed on behalf of ZAIS.

ZAIS determines whether it is the primary beneficiary of a VIE at the time it becomes initially involved with the VIE and reconsiders that conclusion continuously. Investments and redemptions (either by ZAIS, related parties of ZAIS, or third parties) or amendments to the governing documents of the respective entity may affect an entity’s status as a VIE or the determination of the primary beneficiary. ZAIS’s other disclosures regarding VIEs are discussed in Note 5 “Variable Interest Entities and Voting Interest Entities”.

The Company’s consolidated financial statements include (i) ZGP, a VOE in which the Company has a controlling financial interest; (ii) ZAIS Group, a VOE in which ZGP has a controlling financial interest and (iii) the following VIEs for which ZAIS Group is considered the primary beneficiary during the reporting periods presented:

	As of December 31,		Year Ended December 31,
Entity	2017	2016	2017		2016

ZAIS Zephyr A-6, LP (“Zephyr A-6”)	✓	✓	✓		✓

ZAIS CLO 5, Limited (“ZAIS CLO 5”)	—	✓	✓	(1)	✓	(1)

 (1) ZAIS CLO 5 was consolidated from October 26, 2016 through August 10, 2017.

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

The majority of the economic interests in the CLOs is held by outside parties, and is reported as Notes payable of consolidated CLOs, at fair value in the consolidated financial statements. The notes payable issued by the CLOs are backed by diversified collateral asset portfolios consisting primarily of loans or structured debt. In exchange for managing the collateral for the CLOs, ZAIS Group may earn investment management fees, including, in some cases, subordinated management fees and contingent incentive fees. All of the management fee income, incentive income, if any, and net gain (loss) on investments earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation.

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

The Company records non-controlling interests in the Consolidated Funds (excluding CLOs) to reflect the economic interests in those funds held by investors other than interests attributable to ZAIS Group. Income allocated to non-controlling interests in ZGP includes the portion of management fee income received from ZFC REIT that was payable to holders of Class B interests in ZAIS REIT Management, LLC (“ZAIS REIT Management”), a majority owned subsidiary of ZAIS Group which was the external adviser to ZFC REIT prior to October 31, 2016 .

Changes in the Company’s ownership interest while the Company retains its controlling financial interest in its subsidiary are accounted for as equity transactions. Therefore, no gain or loss is recognized in the Company’s consolidated statements of comprehensive income (loss). The carrying amount of the non-controlling interest is adjusted to reflect the change in its ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the non-controlling interest is adjusted is recognized in equity attributable to ZAIS Group.

Allocations of income and loss to non-controlling interests follow the contractual provisions of the pertinent agreements. Accordingly, amounts of incentive compensation due to ZAIS from Consolidated Funds are not deducted from non-controlling interest holders’ capital accounts until the applicable legal conditions for incentive income have been fulfilled.

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

Cash equivalents generally consist of excess cash that is swept daily into a money market fund, or into weekly or monthly term deposit accounts to earn short-term interest, or maintained as a short-term deposit. Additionally, the Company may from time-to-time invest in United States government obligations to manage excess liquidity. These investments are carried at fair value, as the Company has elected the Fair Value Option in order to include any gains or losses within consolidated net income (loss). These investments are recorded as cash equivalents in the Consolidated Statements of Financial Condition. At December 31, 2017 and December 31, 2016, the Company had approximately $39.0 million and $29.0 million, respectively, invested in money market funds and short-term deposits. The Company did not have any United States government obligations at December 31, 2017. At December 31, 2016, the Company had approximately $8.0 million invested in United States government obligations.

Investments in Affiliates at Fair Value

The Company has elected the Fair Value Option for ZAIS Group’s direct investments in the ZAIS Managed Entities that are not consolidated, and would otherwise be accounted for under the equity method. The resulting net gains or losses on investments are included in Net gain (loss) on investments in affiliates in the Consolidated Statements of Comprehensive Income (Loss).

In estimating the fair value for financial instruments for which the Fair Value Option has been elected, the Company uses the valuation methodologies as discussed in Note 4 – “Fair Value Measurements”.

Revenue Recognition

ZAIS Group’s primary sources of revenue are (i) management fee income, (ii) incentive income and (iii) income of Consolidated Funds. The management fee income and incentive income are derived from ZAIS Group’s advisory agreements with the ZAIS Managed Entities. Certain investments held by employees, executives and other related parties in the ZAIS Managed Entities are not subject to management fees or incentive fees/allocations and therefore do not generate revenue for ZAIS Group. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation.

Management Fee Income

ZAIS Group earns management fee income for investment advisory and asset management services provided to the ZAIS Managed Entities. Management fees are accrued as earned, and are calculated and collected on a monthly or quarterly basis, depending on the applicable agreement. In the event management fee income is received before it is earned, deferred revenue is recorded and is included in Other liabilities in the Consolidated Statements of Financial Condition.

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

Incentive Income

ZAIS Group earns incentive income for investment advisory and asset management services provided to the ZAIS Managed Entities. Incentive income is recognized when it is (i) contractually receivable, (ii) fixed or determinable (also referred to as “crystallized”) and (iii) all related contingencies have been removed and collection is reasonably assured, which generally occurs in the quarter of, or the quarter immediately prior to, payment of the incentive income to ZAIS Group by the ZAIS Managed Entities. The criteria for revenue recognition related to incentive income is typically met only after all contributed capital and the preferred return, if any, on that capital have been distributed to the ZAIS Managed Entities’ investors for vehicles with private equity style fee arrangements, and is typically met only after any profits exceed a high-water mark for vehicles with hedge fund style fee arrangements. The criteria for revenue recognition related to incentive income from CLOs is typically met only after the full par amount and the preferred return, if any, has been paid to the subordinate note holders.

Reimbursement Revenue

Research and data services expenses (the “Research Costs”) and other costs (the “Other Direct Costs”) relating to the management of the ZAIS Managed Entities are paid by ZAIS Group directly to vendors for which ZAIS Group is the primary obligor. Certain of these amounts may be reimbursable by the respective ZAIS Managed Entities per the terms of the applicable agreement. Reimbursed amounts are recorded as Reimbursement revenue in the Consolidated Statements of Comprehensive Income (Loss). The amounts for the year ended December 31, 2016 were not material and therefore were not separately reported in the Consolidated Statements of Comprehensive Income (Loss). Research Costs and Other Direct Costs which have not yet been collected are included in Due from related parties in the Consolidated Statements of Financial Condition.

Other Revenue

Other revenue primarily consists of consulting fees and is recorded on an accrual basis.

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

Compensation and Benefits

Compensation and benefits expense is comprised of salaries, payroll taxes, employer contributions to welfare plans, discretionary and guaranteed cash bonuses, stock compensation and other contractual compensation programs payable to ZAIS Group employees and non-employee directors. Compensation and benefits expense is generally recognized over the related service period. On an annual basis, compensation and benefits comprise a significant portion of total expenses, with discretionary cash bonuses, guaranteed cash bonuses, stock compensation and other contractual compensation programs generally comprising a significant portion of total compensation and benefits.

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

Compensation and benefits expense also includes compensation directly related to incentive income in the form of percentage interests (also referred to as “Points”) awarded to certain employees associated with the operation and management of certain ZAIS Managed Entities (“Points Agreements”). Under the Points Agreements, ZAIS Group has an obligation to pay certain employees and former employees a fixed percentage of the incentive income earned from the referenced entities. Amounts payable pursuant to these arrangements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs not later than when the related income is received. Most recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. There are outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements.

Pursuant to ZAIS’s 2015 Stock Incentive Plan (the “2015 Stock Plan”), non-employee directors and employees of ZAIS are eligible to receive RSUs as a component of compensation for their service as directors or employees of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or other material rights until such RSUs vest. The RSUs generally vest pursuant to the agreements between the recipient and the Company. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”), the Company is measuring the expense associated with these awards based on grant date fair value adjusted for estimated forfeitures. This expense will be amortized equally over the applicable vesting period, typically one year, and will be cumulatively adjusted for changes in estimated forfeitures at each reporting date.

General, Administrative and Other Expenses

General, administrative and other expenses include professional fees, insurance costs, information technology, rent expense and other operating expenses. Amounts are recorded on an accrual basis as incurred.

Prepaid Expenses

Prepaid expenses consist of various payments that the Company has made in advance for services to be received in the future. These amounts will be expensed over the remaining term of the underlying service contracts. The prepaid expenses primarily include insurance and other service contracts incurred in the normal course of business.

Loss Contingencies

Certain conditions may exist as of the date that the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief available, sought or expected to be sought therein.

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

Property and Equipment

Property and equipment consist of furniture and fixtures, office equipment, leasehold improvements and software, and are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on furniture and fixtures, office equipment and software is calculated on a straight-line basis over an estimated useful life of three to five years.  Amortization of leasehold improvements is calculated using the straight-line method over the lesser of the lease terms or the estimated useful life of the asset. Depreciation and amortization expense is presented in Depreciation and amortization in the Consolidated Statements of Comprehensive Income (Loss). Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The costs associated with maintenance and repairs are recorded as other operating expenses as incurred.

Foreign Currency Translation Gains (Losses)

The functional currency of ZGH and its domestic subsidiaries as well as the Consolidated Funds and the reporting currency of the Company is the U.S. Dollar. Foreign currency transactions are remeasured at the exchange rate on the date of the transactions whereas assets and liabilities denominated in foreign currencies are remeasured at the exchange rate prevailing on the balance sheet date. Net exchange gains and losses resulting from remeasuring transactions, assets and liabilities denominated in currencies other than the functional currency are included in other income (expense) in the Consolidated Statements of Comprehensive Income (Loss).

Assets and liabilities of foreign subsidiaries that have non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. Results of such foreign operations are translated at the weighted-average exchange rate for each reporting period. Resultant translation adjustments are included as a component of accumulated other comprehensive income (loss) until realized. Foreign currency translation gains and losses relate to the Company’s U.K. operations.

Income Taxes

Although ZGP and its subsidiaries operate as pass-through entities for U.S. income tax purposes and are not subject to entity level U.S. income taxes, ZAIS is taxable as a corporation for U.S. tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the ZAIS’s allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S related to the foreign subsidiaries.

The Company accounts for income taxes using the asset and liability method as prescribed in ASC 740, Accounting for Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management periodically assesses the recoverability of its deferred tax assets based upon all available evidence, including past operating results, the existence of cumulative losses in the most recent fiscal years, estimates of future taxable income, the feasibility of tax planning strategies and other factors. If management determines that it is not more likely than not that the deferred tax asset will be fully recoverable in the future, a valuation allowance may be established for the difference between the asset balance and the amount expected to be recoverable in the future. The allowance will result in a charge to the Company’s Consolidated Statements of Comprehensive Income (Loss). Further, the Company records its income taxes receivable and payable based upon its estimated income tax liability.

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

 The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established. The Company recognizes accrued interest and penalties related to uncertain tax positions in Income tax (benefit) expense in the Consolidated Statements of Comprehensive Income (Loss).

Recent Accounting Pronouncements

Since May 2014, the FASB has issued ASU Nos. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers. The objective of the guidance is to clarify the principles for recognizing revenue and supersedes most current revenue recognition guidance, including industry-specific guidance. The Company has elected to apply the modified retrospective transition approach on January 1, 2018, the date of the new standard. Following this approach, the Company will apply the new guidance to contracts which are not completed at the adoption date and will not adjust prior reporting periods. A cumulative adjustment for applicable contracts will be recorded at the adoption date. The Company currently recognizes incentive income subject to contingent repayment once all contingencies have been resolved, whereas the new guidance requires an entity to recognize such revenue when it concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when the uncertainty is resolved. As such, the adoption of the new guidance may require the Company to recognize incentive income earlier than as prescribed under current guidance. The Company does not anticipate a significant change in the amount and timing of revenue recognition for management fee and reimbursement revenue. Additional disclosures are required for the year of adoption which include the following: (i) nature of and reason for the change in the accounting principle; (ii) comparison of the impact on relevant financial statement line items under the new standard and previous guidance; and (iii) qualitative explanation of significant changes between reported results under the new standard and previous guidance.  The above includes the Company’s assessment through the current report date.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees are required to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases. The amendments in ASU No. 2016-02 are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the impact of adopting this new standard.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The adoption of ASU 2016-15 will be applied using the retrospective method and is not expected to have a material effect on the Company's consolidated financial statements.

Significant Accounting Policies of Consolidated Funds

Investments, at Fair Value

The Consolidated Funds, except for consolidated CLOs, are considered investment companies for U.S. GAAP purposes. Pursuant to specialized accounting guidance for investment companies, and the retention of that guidance in the Company’s consolidated financial statements, the investments held by the Consolidated Funds are reported at their fair values.

See Note 4 - “Fair Value of Investments” for information regarding the valuation of these assets.

Due from Broker

Due from broker represents the Consolidated Funds’ receivable from a broker for unsettled sales of investments as of the balance sheet date.

Due to Broker

Due to broker represents the Consolidated Funds’ payable to a broker for unsettled purchases of investments as of the balance sheet date.

Notes Payable of Consolidated CLO, at fair value

Under the Measurement Alternative, the Company measures both the financial assets and financial liabilities of the collateralized financing entities which it consolidates in its financial statements using the more observable of the fair value of the financial assets or the fair value of the financial liabilities.

The notes payable of Consolidated CLO are measured using the fair value of the financial assets which the Company considers the more observable of the fair values.

Repurchase Agreements

Zephyr A-6 enters into repurchase agreements, pursuant to which it sells securities to a counterparty at a specified price and agrees to repurchase the same securities from the same counterparty at a fixed rate or determinable price at a future date. The repurchase agreements allow Zephyr A-6 to transfer possession of securities to the counterparty, as collateral, in exchange for cash from the counterparty. Zephyr A-6 agrees to repay the cash plus interest at an agreed upon rate to the counterparty in exchange for the return of the same securities. The repurchase date is mutually agreed to by Zephyr A-6 and the counterparty.

Income of Consolidated Funds

Income of Consolidated Funds reflects the interest and dividend income recognized by Zephyr A-6 related to its investments in unconsolidated CLOs. Any discounts and premiums on fixed income securities purchased are accreted or amortized into income or expense using the effective interest rate method over the lives of such securities. The effective interest rates are calculated using projected cash flows including the impact of paydowns on each of the aforementioned securities.

Other Income (Loss)

This income is comprised of net gains (losses) from the Consolidated Funds’ investments in CLOs and net gains on beneficial interests of consolidated collateralized financing entities which invest in first lien, senior secured loans.

Income Taxes

The Consolidated Funds are generally not subject to U.S. federal and state income taxes and, consequently, no income tax provision has been made in the consolidated financial statements because individual investors are responsible for taxes on their proportionate share of the taxable income.

3. Investments in Affiliates, at fair value

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity, which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 19, 2018.

In June 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity in which its investment carries first loss risk. ZAIS Group funded its entire $5.0 million commitment on June 29, 2017.

In July 2017, ZAIS liquidated ZAIS Atlas Master Fund, LP and its feeder fund (together, the “Atlas Fund”), both ZAIS Managed Entities. At December 31, 2016, the Company’s investment in the Atlas Fund was $0.1 million.

At December 31, 2017 and December 31, 2016, the Company held investments in four and five unconsolidated ZAIS Managed Entities (excluding an investment in a ZAIS Managed Entity for which no capital has been called as of December 31, 2017), respectively.

The fair value of these investments in affiliates was as follows:

At December 31,
2017	2016
(Dollars in thousands)

$10,151	$5,273

The Company recorded a change in unrealized gain (loss) associated with the investments still held at the end of each year as follows:

Year Ended December 31,
2017	2016

$10	$44

Such amounts are included in Net gain (loss) on investments in affiliates in the Consolidated Statements of Comprehensive Income (Loss).

At December 31, 2017 and December 31, 2016, neither the Company’s equity investment, nor the Company’s proportionate share of the total assets of unconsolidated ZAIS Managed Entities in which the Company invested, individually or in the aggregate, exceeded 20% of the Company’s total consolidated assets. Additionally, the Company did not have any income related to these investments, individually or in the aggregate, which exceeded 20% of its total Consolidated net income, for the years ended December 31, 2017 and December 31, 2016. As such, the Company did not present separate or summarized financial statements for any of these investees in the notes to its consolidated financial statements.

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

The following is a description of the valuation techniques used to measure fair value:

Investments in First Lien, Senior Secured Loans

The Company uses a nationally recognized pricing source to provide pricing information used to determine the price for the loans held by the consolidated CLOs.

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

Collateralized Loan Obligation – Warehouses

A collateralized loan obligation vehicle is an entity formed for the issuance of securities backed by first lien, senior secured loans, also known as leveraged loans. Prior to the issuance of the securities, the collateralized loan obligation vehicle enters into a financing arrangement with a bank (the “CLO Warehouse”).  During the warehouse period, a CLO Warehouse will secure investments and build a portfolio of primarily leveraged loans and other debt obligations. The warehouse period terminates when the collateralized loan obligation vehicle issues various tranches of securities to the market and the underlying assets held by the CLO Warehouse are securitized. At this time, financing through the issuance of debt and equity securities is used to repay the bank financing.

The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest and delayed compensation plus interest received and any realized gain/(loss) from the sale of any loan positions during the warehouse period less financing cost, cost of carry and any applicable warehouse expenses) to the CLO Warehouse equity contribution made by the Fund. If it is determined, at any given time, that the securitization will not be achieved, the fair value of the CLO Warehouse will be determined based on the fair value of the underlying loan positions which are valued in a manner consistent with ZAIS Group’s valuation policy and procedures.  CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes.

Investment in Affiliates, at fair value

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

Notes payable of Consolidated CLO, at fair value

The fair value of Notes payable of consolidated CLO is determined by applying the Measurement Alternative.

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels or based on net asset values, as applicable:

	December 31, 2017
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$38,980	$—	$—	$—	$38,980

Investments in affiliates, at fair value	—	—	—	10,151	10,151

Assets of Consolidated VIEs:
Investments, at fair value:
CLOs:
Senior notes	—	—	34,588	—	34,588
Mezzanine notes	—	—	24,695	—	24,695
Subordinated notes	—	—	4,876	—	4,876
Warehouse	—	—	50,752	—	50,752
Total – investments, at fair value	—	—	114,911	—	114,911
Total assets, at fair value	$38,980	$—	$114,911	$10,151	$164,042

	December 31, 2016
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$36,971	$—	$—	$—	$36,971

Investments in affiliates, at fair value	—	—	—	5,273	5,273
Assets of Consolidated Variable Interest Entities
Investments, at fair value:
First lien, senior secured loans	—	—	389,329	—	389,329
CLOs:
Warehouse	—	—	15,036	—	15,036
Total – investments, at fair value	—	—	404,365	—	404,365
Total assets, at fair value	$36,971	$—	$404,365	$5,273	$446,609

Liabilities, at fair value:
Liabilities of Consolidated Variable Interest Entities
Notes payable of consolidated CLO, at fair value	—	—	384,901	—	384,901
Total liabilities, at fair value	$—	$—	$384,901	$—	$384,901

The following tables summarize the changes in the Company’s Level 3 assets and liabilities:

	Year Ended December 31, 2017
	(Dollars in thousands)
	Beginning Balance January 1, 2017	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Amortization of Discounts/ Premiums	Effect of Deconsolidation	Transfers to (from) Level 3	Ending Balance December 31, 2017	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2017
Assets:
First lien, senior secured loans	$389,329	$231,203	$(231,296)	$(4,236)	$848	$(385,848)	$—	$—	$—
CLOs:
Senior notes	—	34,350	—	(155)	393	—	—	34,588	(154)
Mezzanine notes	—	24,166	—	(53)	582	—	—	24,695	(53)
Subordinated notes	—	8,541	(3,872)	594	(387)	—	—	4,876	262
Warehouse	15,036	118,700	(88,385)	5,401	—	—	—	50,752	752
Total investments, at fair value	$404,365	$416,960	$(323,553)	$1,551	$1,436	$(385,848)	$—	$114,911	$807

Liabilities:
Notes payable of consolidated CLO, at fair value	$384,901	—	—	(8,362)	—	(376,539)	—	—	—
Total liabilities, at fair value	$394,901	$—	$—	$(8,362)	$—	$(376,539)	$—	$—	$—

	Year Ended December 31, 2016
	(Dollars in thousands)
	Beginning Balance January 1, 2016	Initial Consolidation	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Amortization of Discounts/ Premiums	Transfers to (from) Level 3	Ending Balance December 31, 2016	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at December 31, 2016
Assets:
ZAIS CLO 5, Limited- Warehouse	$30,509	$—	$10,000	$(40,000)	$(509)	$—	$—	$—	$—
First lien, senior secured loans	—	361,399	118,594	(97,144)	6,256	224	—	389,329	5,345
ZAIS CLO 6, Limited – Warehouse	—	—	15,000	—	36	—	—	15,036	36
Total investments, at fair value	$30,509	$361,399	$143,594	$(137,144)	$5,783	$224	$—	$404,365	5,381

Liabilities:
Notes payable of Consolidated CLO, at fair value	$—	$375,747	$—	$—	$9,154	$—	$—	$384,901	$9,154
Total liabilities, at fair value	$—	$375,747	$—	$—	$9,154	$—	$—	$384,901	$9,154

The Company’s policy is to record transfers between Level 1, Level 2 and Level 3, if any, at the end of the period. There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2017 or December 31, 2016.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds:

Investment Type	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Variable Interest Entities:
CLOs:
Warehouse	$50,752	Cost plus excess spread	Excess spread	1.5%	1.5%	1.5%	1.5%
Total – Investments, at fair value	$50,752

At December 31, 2017, all securities, except the warehouse equity, were valued using independent third party valuation quotes.

Investment Type	Fair Value at December 31, 2016	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
Assets of Consolidated Variable Interest Entities:
ZAIS CLO 6, Limited - Warehouse	$15,036	Cost plus excess spread	Excess spread	0.2%	0.2%	0.2%	0.2%
Total – Investments, at fair value	$15,036

Liabilities of Consolidated Variable Interest Entities:
Notes payable of Consolidated CLO, at fair value	$384,901	Measurement Alternative	Not applicable	Not applicable	—	—	—
Total – Notes payable of Consolidated CLO, at fair value	$384,901

At December 31, 2016, all securities, except the warehouse equity, were valued using independent third party valuation quotes.

5. Variable Interest Entities

In the ordinary course of business, ZAIS Group sponsors the formation of VIEs and VOEs that can be broadly classified into the following categories: hedge funds, hybrid private equity funds and CLOs. ZAIS Group generally serves as the investment advisor or collateral manager with certain investment-related, decision-making authority for these entities. The Company has not recorded any liabilities with respect to VIEs that are not consolidated.

Risk Retention

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

A recent ruling by the U.S. Court of Appeals for the District of Columbia Circuit determined that federal agencies responsible for the U.S. risk retention rules exceeded their statutory authority when designating the collateral manager of an open-market CLO as the securitizer of an open-market CLO (see Note 17 – “Subsequent Events”).

Zephyr A-6 was formed to invest in CLOs managed by ZAIS Group (“ZAIS CLOs”) in a manner compliant with the above rules. These CLOs are entities that issue collateralized notes which offer investors the opportunity for returns that vary commensurately with the risks they assume. The notes issued by the CLOs are generally backed by asset portfolios consisting of loans. For acting as the collateral manager for these structures, ZAIS Group receives collateral management fees comprised of senior collateral management fees, subordinated collateral management fees and incentive collateral management fees (subject to hurdle rates).

Structure

ZAIS Group owned 51% of Zephyr A-6 a “majority-owned affiliate” (as such term is defined in the Dodd-Frank Act), at December 31, 2016. On October 12, 2017 (the “Restructuring Date”), ZAIS Group and the non-ZAIS partner in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments.

Pursuant to the terms of the restructuring, an estimated purchase price for the interest purchased was calculated based on the net asset value as of June 30, 2017 and the final purchase price was determined based on the net asset value as of the day prior to the Restructuring Date. An estimated purchase price of approximately $24.1 million was paid to ZAIS Group on the Restructuring Date and a true-up payment of approximately $0.9 million was paid to ZAIS Group on November 17, 2017 once the final purchase price was computed and agreed to by the partners.

In connection with the restructuring of Zephyr A-6, the limited partners of Zephyr A-6 also amended the limited partnership agreement. The partners’ ownership interests and capital commitments were as follows:

	As of October 11, 2017	As of the Restructuring Date
Ownership Interest:
ZAIS Group	51.00%	13.33%
Non-ZAIS Partner	49.00%	86.67%

Capital Commitments:
ZAIS Group	$51.0 million	$20.0 million
Non-ZAIS Partner	$49.0 million	$130.0 million

Capital Commitments funded:
ZAIS Group	$26.6 million	$7.0 million
Non-ZAIS Partner	$25.6 million	$45.2 million

Remaining Capital Commitments to be funded:
ZAIS Group	$24.4 million	$13.0 million
Non-ZAIS Partner	$23.4 million	$84.8 million

During the period from the Restructuring Date through December 31, 2017, Zephyr A-6 received capital contributions from ZAIS Group and the Non-Controlling Interest in Zephyr A-6 as follows:

	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of the Restructuring Date	$13,047	$84,802	$97,849

Capital contributions	1,333	8,667	10,000

Unfunded capital commitments as of December 31, 2017	$11,714	$76,135	$87,849

Pursuant to the terms of the limited partnership agreement of Zephyr A-6, a portion of the senior fees and all of the subordinate fees and the incentive fees paid to ZAIS Group by the ZAIS CLOs in which Zephyr A-6 invests are subsequently paid to Zephyr A-6 by ZAIS Group (the “Rebated Fees”) and allocated among the limited partners of Zephyr A-6 pro rata based on their percentage interests in Zephyr A-6. The senior fees which will be paid to Zephyr A-6 by the Company are as follows:

	Prior to October 12, 2017	Subsequent to October 11, 2017
Senior Fee	In excess of 0.15%	In excess of 0.20%

The Company has determined that Zephyr A-6 is a VIE and that ZAIS Group is the primary beneficiary of Zephyr A-6 at December 31, 2017 and December 31, 2016 and for the years then ended. Therefore ZAIS Group consolidates Zephyr A-6 in its consolidated financial statements at December 31, 2017 and December 31, 2016 and for the years then ended. ZAIS Group is the primary beneficiary because it is deemed to have (i) the power to direct activities of Zephyr A-6 that most significantly impacts its economic performance and (ii) the obligation to absorb losses of Zephyr A-6 and the right to receive benefits from Zephyr A-6 that could potentially be significant to Zephyr A-6.

Master Repurchase Agreement

On October 16, 2017, Zephyr A-6 entered into a master repurchase agreement with a single counterparty for a maximum of $200.0 million of financing (the “Master Repurchase Agreement”). Subject to the terms and conditions of the Master Repurchase Agreement, the parties may enter into transactions for the counterparty to purchase eligible securities from Zephyr A-6 on such terms agreed upon by the parties. During the term of a transaction entered into under the Master Repurchase Agreement, Zephyr A-6 will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. Upon termination of a transaction, Zephyr A-6 will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. Upfront fees associated with the Master Repurchase Agreement in the amount of $459,434 were prepaid of which $7,002 was expensed during 2017. The Master Repurchase Agreement may be terminated at any time by either party upon providing the requisite notice to the other party.

As of December 31, 2017, the available funding under the Master Repurchase Agreement is approximately $154.1 million.

The following table presents the remaining contractual maturity of Zephyr A-6’s Master Repurchase Agreement as of December 31, 2017:

Remaining Contractual Maturity of the Master Repurchase Agreement	Amount Outstanding
(Dollars in thousands)
Collateralized Loan Obligations(1):
Senior debt tranches	$34,431
Mezzanine debt tranches	11,512
Total	$45,943

(1)       Maturities are set to match the maturities of the underlying collateral and are greater than one year.

The fair value of the securities pledged under the Master Repurchase Agreement was approximately $46.1 million at December 31, 2017. Zephyr A-6 includes the fair value of the securities pledged in its investments, at fair value in the Consolidated Statements of Financial Condition and still receives the coupon payments for the underlying securities.

As a result of entering into the Master Repurchase Agreement close to year-end and the short term nature of these borrowings at variable interest rates, the carrying amount approximates fair value (if fair valued, then the carrying amount would be classified as level 2 in the fair value measurement hierarchy described above). Zephyr A-6 pays interest to the counterparties at a rate based on the weighted average interest rate of the underlying securities that have been pledged as collateral plus a spread of 0.50% on the periodic roll over dates.  As of December 31, 2017, the accrued interest due to the counterparty is $299,335. In general, Zephyr A-6 can sell any of the underlying securities that have been pledged as collateral at any time, subject to certain fees.  Other than margin requirements, the Master Repurchase Agreement of Zephyr A-6 is not subject to additional terms or contingencies which would expose Zephyr A-6 to additional obligations based upon the performance of the securities pledged as collateral.

The following table presents both gross and net information regarding the repurchase agreements eligible for offset with the related collateral in the Consolidated Statements of Financial Condition at December 31, 2017 in the event of default:

				Gross amounts not offset in the Consolidated Statements of Financial Condition (a)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amount of assets (liabilities) presented in the Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount

Master Repurchase Agreement	$(45,943)	$—	$(45,943)	$45,943	$—	$—

(a)	The sum of the financial instruments and cash collateral not offset on the Consolidated Statements of Financial Condition may exceed the repurchase balance. Where this is the case, the total amounts reported in these two columns is limited to the balance of the repurchase balance.

Investment Activity

As of December 31, 2017 and December 31, 2016 and for the years then ended, all of Zephyr A-6’s investments consisted of ZAIS CLOs. The ZAIS CLOs invest primarily in first lien, senior secured loans.

The following is a summary of Zephyr A-6’s investments in ZAIS CLOs during the years ended December 31, 2017 and December 31, 2016 at the respective closing date of the ZAIS CLO:

					Economic Interest at the Closing Date
CLO	Warehouse Period Start Date	Pricing Date	Closing Date	CLO Maturity Date	Senior Notes and Mezzanine Notes	Subordinate Notes	Weighted Average

ZAIS CLO 5	October 1, 2015	September 23, 2016	October 26, 2016	October 2028	2.1%	31.8%	5.0%

ZAIS CLO 6	November 18, 2016	May 3, 2017	June 1, 2017	July 2029	5.0%	5.0%	5.0%

ZAIS CLO 7	June 12, 2017	September 11, 2017	October 19, 2017	April 2030	7.0%	5.0%	6.8%

ZAIS CLO 8	October 16, 2017	February 6, 2018	March 8, 2018	April 2029	5.1%	5.0%	5.1%

The Company determined that ZAIS CLO 5 was a VIE and that it was the primary beneficiary of ZAIS CLO 5 based on (i) its ability to impact the activities which most significantly impact ZAIS CLO 5’s economic performance as collateral manager and (ii) Zephyr A-6’s significant investment in the subordinated notes of ZAIS CLO 5. Therefore, the Company initially consolidated ZAIS CLO 5 in its financial statements on the ZAIS CLO 5 closing date.

In February 2017 Zephyr A-6 sold its interest in the Class A-1 tranche of ZAIS CLO 5 for a sales price of approximately $5.4 million and recognized a loss of approximately $81,000. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss). The sale was not to a related party.

On August 10, 2017 Zephyr A-6 sold all of its remaining interests in ZAIS CLO 5, to an unrelated party, for a sales price of approximately $12.1 million and recognized a loss of approximately $0.2 million. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss). Subsequent to the sale of its interests in ZAIS CLO 5, Zephyr A-6 did not have any investment in ZAIS CLO 5. A wholly owned subsidiary of ZAIS continued as the collateral manager for ZAIS CLO 5 subsequent to the sale. Since the fee arrangement with CLO 5 does not constitute a variable interest on its own, ZAIS Group deconsolidated ZAIS CLO 5 as of August 10, 2017.

The Company consolidated ZAIS CLO 5 in its financial statements for the period from October 26, 2016 through August 10, 2017.

The Company determined that ZAIS CLO 6 and ZAIS CLO 7 are VIEs and that it is not the primary beneficiary of these ZAIS CLOs based on Zephyr A-6’s minimal investment in the subordinated notes of these ZAIS CLOs and the fee arrangement not constituting a variable interest. Therefore, the Company was not required to consolidate these ZAIS CLOs in its financial statements as of December 31, 2017.

Warehouse Periods

Zephyr A-6 contributed the following amounts to the following ZAIS CLOs during their warehouse periods:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
ZAIS CLO 5	$—	$10,000
ZAIS CLO 6	30,000	15,000
ZAIS CLO 7	38,700	—
ZAIS CLO 8	50,000	—
Total	$118,700	$25,000

During the warehouse periods, the ZAIS CLOs finance the majority of their loan purchases using their warehouse facilities. The Company determined that it is not the primary beneficiary of CLO Warehouses, which are VIEs, because the financing counterparty must approve all significant financing requests and, as a result, the Company does not have the power to direct activities of the entity that most significantly impacts its economic performance.

Consolidated VIEs

At December 31, 2017 the Consolidated Funds consist of only Zephyr A-6. At December 31, 2016, the Consolidated Funds consist of Zephyr A-6 and ZAIS CLO 5. All of the assets and liabilities of the Consolidated Funds are presented separately in the Consolidated Statements of Financial Condition.

The assets presented belong to the investors in Zephyr A-6 and ZAIS CLO 5, are available for use only by the entity to which they belong and are not available for use by the Company. The Consolidated Funds have no recourse to the general credit of ZAIS Group with respect to any liability.

Net gain (loss) of Consolidated Funds’ Investments

Net gain (loss) related to Zephyr A-6’s investments in ZAIS CLOs for the period which the investments were not consolidated by the Company includes the following:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)
Distributions of income and gains during the warehouse period upon closing of ZAIS CLOs	$4,685	$8,806
Net Change in unrealized gain or loss and net realized gains	1,102	(473)

Total – Net gain (loss) of Consolidated Funds’ investments	$5,787	$8,333

Notes Payable of Consolidated CLO, at fair value

Notes payable of ZAIS CLO 5, a consolidated CLO as of December 31, 2016, were collateralized by the assets held by ZAIS CLO 5. The Company did not consolidate ZAIS CLO 5 at December 31, 2017 as a result of Zephyr A-6 selling all of its interest in ZAIS CLO 5 in August 2017. Therefore, there are no notes payable of consolidated CLOs at December 31, 2017.

The Company has elected to carry these notes at fair value in its Consolidated Statements of Financial Condition. The Company measured the fair value of the notes payable using the Measurement Alternative as described in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies”.

The table below presents information related to ZAIS CLO 5’s notes payable outstanding as of December 31, 2016. The subordinated notes have no stated interest rate, and are entitled to any excess cash flows after contractual payments are made to the more senior notes.

	December 31, 2016
	(Dollars in thousands)

	Unpaid Principal Outstanding	Fair Value	Weighted Average Interest Rate	Weighted Average Maturity (in Years)	Stated Maturity Dates
Senior and Mezzanine Secured Notes	$360,395	$357,489	2.97%	11.83	October 2028
Subordinated Notes	27,635	27,412	N/A	11.83	October 2028
Total	$388,030	$384,901

Unconsolidated VIEs

At December 31, 2017 and December 31, 2016, the Company’s unconsolidated VIEs consist of the Company’s investments in certain ZAIS Managed Entities as well as the Consolidated Fund’s investments in certain ZAIS CLOs.

The assets recognized in the Company’s Consolidated Statements of Financial Condition for unconsolidated VIEs in which the Company has a variable interest and the Company’s maximum exposure to loss from these entities are as follows:

Financial Statement Line Item	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Income and fees receivable	$1,082	$380
Investments in affiliates, at fair value	5,150	272
Due from related parties	24	27

Assets of Consolidated Variable Interest Entities:
Investments, at fair value	114,911	15,036
Maximum exposure to loss	$121,167	$15,715

Such amounts are included in the Consolidated Statements of Financial Condition.

ZAIS Group has a minimal direct ownership in the unconsolidated VIEs and its involvement is generally limited to providing asset management services. ZAIS Group’s exposure to loss from these entities is limited to a decrease in the management fee income and incentive income that has been earned and accrued, as well as any change in fair value of its direct equity ownership in the VIEs.

6. Management Fee Income and Incentive Income

The Company’s management fee income and incentive income are as follows:

Management Fee Income

ZAIS Group earns management fees from the funds and accounts it manages and are generally based on (i) the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or (ii) drawn capital during the investment period. Management fees are generally collected on a monthly or quarterly basis.

Management fee income earned for ZAIS CLOs are generally based on the par value of the collateral and cash held in the CLOs. Additionally, subordinated management fees may be earned from the ZAIS CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. The subordinated management fee is an additional payment for the same collateral management service, but has a lower priority in the CLOs’ cash flows and is contingent upon the economic performance of the respective CLO. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees.

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

On October 31, 2016, the management agreement with ZFC REIT was terminated upon the completion of the merger between ZFC REIT and Sutherland Asset Management Corp (the “Termination Agreement”). Pursuant to the Termination Agreement, ZAIS REIT Management received a termination payment in the amount of $8.0 million in October 2016. Such amount is included in Management fee income in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016.

Incentive Income

ZAIS Group manages certain ZAIS Managed Entities from which it may earn incentive income based on hedge fund-style and private equity-style fee arrangements. ZAIS Managed Entities with hedge fund-style fee arrangements are those that pay ZAIS Group, generally, on an annual basis, an incentive fee/allocation based on a percentage of net realized and unrealized profits attributable to each investor, subject to a hurdle (if any) set forth in each respective entity’s operative agreements. Additionally, all ZAIS Managed Entities with hedge fund-style fee arrangements are subject to a perpetual loss carry forward, or a perpetual “high-water mark,” i.e., the relevant ZAIS Managed Entity will not pay incentive fees/allocations with respect to positive investment performance generated for an investor in any year following negative investment performance until that loss is recouped, at which point an investor’s capital balance surpasses the high-water mark. ZAIS Managed Entities with private equity-style fee arrangements are those that pay an incentive fee/allocation based on a priority of payments under which investor capital must be returned and a preferred return must be paid, as specified in each related ZAIS Managed Entity’s operative agreement, to the investor prior to any payments of incentive income to ZAIS Group. For CLOs, incentive income is earned based on a percentage of cumulative profits, subject to the return of contributed capital, payment of subordinate management fees (if any) and a preferred inception to date return as specified in the respective CLOs’ collateral management agreements.

The advisory agreement between ZAIS REIT Management and ZFC REIT did not provide for incentive fees.

The following tables present the general fee ranges earned, the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

		Year Ended December 31, 2017
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1) (4)
Funds and accounts	0.50% - 1.25%	$10,803	$—	$10,803
CLOs	0.15% - 0.50%	5,496	(507)	4,989
Total		$16,299	$(507)	$15,792

Incentive Income (1) (2) (4)
Funds and accounts	10% - 20%	$11,441	$—	$11,441
CLOs	20%	132	—	132
Total		$11,573	$—	$11,573

		Year Ended December 31, 2016
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income (1) (4)
Funds and accounts	0.50% - 1.25%	$10,004	$(256)	$9,748
CLOs	0.15% - 0.50%	1,762	—	1,762
ZFC REIT(3)	1.50%	10,505	—	10,505
Total		$22,271	$(256)	$22,015

Incentive Income (1) (2) (4)
Funds and accounts	10% - 20%	$9,294	$—	$9,294
CLOs	20%	52	—	52
Total		$9,346	$—	$9,346

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fees rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	On October 31, 2016, the management agreement with ZFC REIT was terminated pursuant to the Termination Agreement.

(4)

ZAIS Group does not earn management fee income on two ZAIS Managed Entities in which it had made investments that carry first loss risk. ZAIS Group receives distributions of its pro rata share of the gains and losses related to its investments in these ZAIS Managed Entities and incentive income equal to 50% of the net investment gains for the management of these ZAIS Managed Entities.

Management fee income and incentive income which was accrued, but not received is as follows:

	At December 31,
	2017	2016
	(Dollars in thousands)

Management fee income	$2,837	$1,284
Incentive income	6,026	7,521
Total	$8,863	$8,805

Such amounts are included in Income and fees receivable in the Consolidated Statements of Financial Condition.

The Company did not recognize any bad debt expense related to the management fee income or incentive income for the years ended December 31, 2017 and December 31, 2016. The Company believes all income and fees receivable balances are deemed to be fully collectible.

Fee Rebates

The following table presents the gross amount of the Rebated Fees prior to eliminations due to the consolidation of Zephyr A-6 and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

	Year Ended December 31, 2017
	( Dollars in thousands )
	Gross Amount	Elimination	Net Amount
Rebated Fees	$1,092	$(1,092)	$—
Total	$1,092	$(1,092)	$—

As a result of its ownership interest in Zephyr A-6, ZAIS Group is allocated a portion of the Rebated Fees. The fee rebate income and related expense are eliminated in consolidation. The amounts allocable to the non-ZAIS partner of Zephyr A-6 are included in Non-controlling interest in Consolidated Funds in the Consolidated Statements of Comprehensive Income (Loss).

There were no Rebated Fees for the year ended December 31, 2016.

Fees Payable

Fees payable represents a fee credit due to an investor in one of the ZAIS Managed Entities for the fees charged to that investor on their investment balance in another ZAIS Managed Entity. The following credits are recorded as a direct reduction to Management fee income and Incentive income in the Consolidated Statements of Comprehensive Income (Loss):

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)

Management fee income credit	$248	$215
Incentive income credit	2,050	2,328
Total	$2,298	$2,543

Revenue Concentration

The Company’s revenue concentration for the years ended December 31, 2017 and 2016, based on total revenues before the effects of consolidating the Consolidated Funds, was approximately as follows:

	Year Ended December 31,
Investors	2017	2016

Non-CLO ZAIS Managed Entities:
- Top Two	51.8%	30.1%

- Top Ten	69.6%	42.5%

ZAIS CLOs	18.3%	6.2%

7. Notes Payable

On March 17, 2015, in conjunction with the contribution of cash by HF2 Financial Management, Inc. to ZGP in exchange for newly issued Class A Units, representing a majority financial interest in ZGP (the “Business Combination”), ZAIS issued two promissory notes with an aggregate principal balance of $1.25 million to EarlyBirdCapital, Inc. and Sidoti & Company, LLC. The notes accrued interest at an annual rate equal to the annual applicable federal rate as published by the Internal Revenue Service until the principal amount of, and all accrued interest on, the notes were paid in full. The notes matured on March 17, 2017 at which time the principal balance and accrued interest was paid in full. The notes were issued in lieu of paying certain underwriting costs at the closing of the Business Combination and, accordingly, treated as a direct cost attributable to the Business Combination and capitalized to equity.

The carrying amount of the Company’s notes payable approximates their fair value at December 31, 2016.

Total interest expense is included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) and was as follows:

Year Ended December 31,
2017	2016
(Dollars in thousands)

$3	$9

8. Compensation

The following table presents a detailed breakout of the Company’s compensation expense:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands)

Salaries	$9,307	$10,727
Bonus	11,769	13,665
Commissions	—	3
Severance	72	995
Equity-Based Compensation	1,307	4,089
Payroll taxes and benefits	1,568	1,901
Total	$24,023	$31,380

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

Levels of incentive compensation will vary to the extent they are tied to the performance of certain ZAIS Managed Entities or the financial and operating performance of the Company. The compensation payable balance includes accrued incentive compensation and severance, if applicable.

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

Aggregate future payments pursuant to the Bonus Agreements and Guarantee Agreements for the four years subsequent to December 31, 2017, are approximately as follows:

Year Ending December 31,	(Dollars in thousands)

2018	$9,647
2019	1,360
2020	1,360
2021	903
Total	$13,270

At December 31, 2017, there are no future payments due subsequent to February 2021.

The amount to be paid during 2018 in the table above includes approximately $9.2 million which has been recognized as an expense for the year ended December 31, 2017. Such amount is included in Compensation payable in the Consolidated Statements of Financial Condition and Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss). The remaining balance of approximately $0.4 million will be recognized as an expense during the two month period ending February 28, 2018.

Retention Payment Plan

On March 29, 2016, the Compensation Committee adopted a retention payment plan for certain employees of ZAIS Group (the "Retention Payment Plan"). The Retention Payment Plan applied to approximately 60 employees of ZAIS Group all of whom had an annual base salary of less than $300,000. The purpose of the Retention Payment Plan was to enable ZAIS Group to retain the services of its employees in order to ensure that ZAIS Group was not disrupted or adversely affected by the possible loss of personnel or their commitment to ZAIS Group. Under the Retention Payment Plan, the participating employees were entitled to receive cash retention payments on each of April 15, 2016, August 15, 2016 and November 15, 2016, if the employee remained employed by ZAIS Group on such dates. The Company paid an aggregate amount of approximately $4.6 million during the year ended December 31, 2016 to all participants pursuant to the Retention Payment Plan.

Amounts incurred under the Retention Payment Plan are included in “Bonus” in the table above.

There were no amounts payable under the Retention Payment Plan at December 31, 2017 or December 31, 2016.

Other

On March 1, 2016, the Compensation Committee approved a retention payment of $900,000 to Howard Steinberg, the Company's former General Counsel, which was paid on March 15, 2016. This retention payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016.

Pursuant to the Legal Advisor Agreement (see Note 12 – “Commitments and Contingencies”), Mr. Steinberg received a payment of $450,000 on February 28, 2017. This payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2017.

On April 5, 2017, the Company provided a retention award (the “Retention Award”) to Michael Szymanski, the Company’s Chief Executive Officer in recognition of the importance of retaining his services as the Chief Executive Officer of the Company and its operating subsidiary, ZAIS Group, and in connection with the Company’s review of strategic alternatives to enhance shareholder value. Under the Retention Award, which was approved by the Compensation Committee, Mr. Szymanski received a cash retention payment of $500,000 on each of June 30, 2017 and September 30, 2017 and is entitled to receive a cash retention payment of $500,000 on a date within five business days following the closing date of a “Transaction” as defined in the Retention Award or otherwise as determined by the Board of Directors of the Company. On November 7, 2017, the Compensation Committee determined that Mr. Szymanski would receive the final $500,000 Retention Award payment on February 28, 2018. Mr. Szymanski would be entitled to such payments provided he remains employed by the Company on such dates, or if he has been removed as the Company’s Chief Executive Officer or his employment terminated for reasons other than for cause prior to such dates. Effective January 5, 2018, Mr. Szymanski resigned as Chief Executive Officer, President and a Director of the Company. In connection with his resignation, Mr. Szymanski entered into a Release Agreement with ZAIS Group (the “Szymanski Release Agreement”) wherein he agreed to a full release of claims against, and covenant not to sue, ZAIS Group and its affiliates, in exchange for the Company’s agreement to (i) pay the last installment of Mr. Szymanski’s Retention Award which he would have otherwise forfeited and (ii) waive the six-month covenant not to compete and modify the 12-month covenant not to solicit otherwise applicable to Mr. Szymanski. The aggregate amount of retention payments that may be paid to Mr. Szymanski under the Retention Award is $1.5 million. For the year ended December 31, 2017, $1.0 million has been paid and is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss). The last installment of $500,000 was paid on February 28, 2018.

On November 20, 2017, Gregory Barrett entered into a Separation and Release Agreement (the “Barrett Release Agreement”) with ZAIS Group. Pursuant to the Barrett Release Agreement, Mr. Barrett resigned as the Company’s Head of Business Development and Client Relations effective immediately. Under the Barrett Release Agreement, Mr. Barrett remained an employee of ZAIS Group and continued to receive his base salary and benefits through December 31, 2017. Additionally, in lieu of any amounts otherwise due to him, Mr. Barrett received a payment of $500,000 on December 31, 2017. For the year ended December 31, 2017, the amount paid is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

Points

ZAIS Group had entered into agreements in previous years with certain of its employees whereby certain current and former employees were granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities (referred to as “Points Agreements”). There are currently outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements. The Company did not incur any compensation expense relating to the Points Agreements for the years ended December 31, 2017 or December 31, 2016.

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

The Company is measuring the expense associated with these awards based on the fair value on the grant date adjusted for estimated forfeitures. This expense is being amortized equally over the vesting periods and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date. The grant date fair value of these B-0 Units is based on the market value of the Company’s shares on the grant date.

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

All holders of Class B-0 Units accepted the Proposal to receive either RSUs or the Cash Amount. Upon the expiration of the offer period, the holders’ Class B-0 Units were cancelled. For those holders of Class B-0 Units who elected to receive RSUs, ZAIS granted the RSUs under the 2015 Stock Plan. The RSUs vested on March 17, 2017, the same date that the Class B-0 Units were scheduled to vest. The RSUs entitled the holders to receive ZAIS Class A Common Stock, which was issued, subject to applicable wage withholding requirements, immediately upon the vesting of the RSUs. In consideration of the issuance of such stock by ZAIS to the employees of ZGP’s subsidiary, ZAIS Group, ZGP issued a number of Class A Units to ZAIS equal to the number of shares of stock that were issued to the holders of RSUs. If the Class B-0 Unit holder elected to receive the Cash Amount, provided the holder remained employed by ZAIS Group or its subsidiaries through the date of vesting, the Cash Amount was paid by ZAIS Group to the holder, subject to applicable wage withholding requirements, on March 22, 2017. See disclosures below for additional information relating to cash payments and the issuance of RSUs in consideration for the cancellation of the B-0 Units.

The Company accounted for the cancellation of B-0 Units as follows:

RSUs Provided as a Replacement for the Cancellation of B-0 Units

The Company accounted for the issuance of RSUs as a modification of the award, treating it as a cancellation of the limited liability company units accompanied by the concurrent grant of RSUs. The Company determined that the fair value of the RSUs and the Class B-0 Units at the modification date were equal and therefore there was no incremental compensation cost required to be recognized. ZAIS completed the amortization of the related compensation expense equally over the two-year vesting period subject to cumulative adjustments for changes in estimated forfeitures at each reporting date.

Cash Provided as a Replacement for the Cancellation of Class B-0 Units

The Company accounted for the cash payment to be made in consideration for the cancellation of certain B-0 Units described above as a modification of the award pursuant to ASC 718. However the modification of these awards changed the classification from equity awards to a liability awards. The fair value of the modified award at the time of the modification was approximately $256,000. The Company recognized a liability of approximately $230,000 at December 31, 2016 which reflects the vested amount of the modified award’s measurement date fair value. The remaining fair value of approximately $26,000 was amortized ratably over the remaining vesting period which ended on March 17, 2017.

ZAIS Group paid the Cash Amount of approximately $256,000 to the holders who elected the Cash Amount (subject to applicable wage withholding requirements) on March 22, 2017.

The number of Class B-0 Units cancelled and Election Consideration provided as a result of the Proposal is as follows:

Total number of Class B-0 Units cancelled in substitution for:
RSUs	899,674
Cash	133,559
Total number of Class B-0 Units cancelled	1,033,233

Class B-0 Units not cancelled	—

Total Cash Amount paid in March 2017 (in thousands)	$256

The following table presents the Class B-0 Units’ activity:

	Years Ended December 31,
	2017		2016
	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit	Number of B-0 Units	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of year	—	$—	1,337,486	$9.67
Granted	—	—	100,000	6.34
Forfeited	—	—	(404,253)	9.59
Cancelled pursuant to the Proposal	—	—	(1,033,233)	9.37
Balance at end of year	—	$—	—	$—

The Company incurred compensation expense relating to the Class B-0 Units (including Class B-0 Units cancelled in consideration for the receipt of RSUs or cash) as follows:

Year Ended December 31,
2017	2016
(Dollars in thousands)

$1,059	$3,964

The estimated forfeiture rates of Class B-0 Units, including those cancelled in consideration of the issuance of RSUs, were as follows:

December 31,
2017	2016

—%	31%

The expense relating to the Class B-0 Units, including those cancelled in consideration of the issuance of RSUs, is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

RSUs

Non-employee directors of ZAIS receive RSUs pursuant to the 2015 Stock Plan as a component of their annual compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or distributions from ZAIS or other material rights until such RSUs vest. The RSUs vest in full on the one-year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. In accordance with ASC 718, the Company is measuring the expense associated with these awards based on the fair value on the grant date adjusted for estimated forfeitures. This expense is being amortized equally over the one-year vesting period and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date. The grant date fair value of these RSUs is based on the market value of the Company’s shares on the grant date.

The following table presents the RSU activity for non-employee directors during the year ended December 31, 2016 and December 31, 2017:

RSU Grant Date	Number of RSUs Issued	Fair Value per RSU on Grant Date	RSU Vesting Date
April 30, 2015	10,000	$9.85	April 21, 2016
April 30, 2015	20,000	$9.85	April 30, 2016
April 21, 2016	30,942	$3.22	April 21, 2017
November 1, 2016	74,331	$1.73	November 1, 2017
May 9, 2017	63,219	$2.19	May 9, 2018
November 7, 2017	40,464	$3.67	November 7, 2018

Additionally, pursuant to the Proposal (see “Class B-0 Units” above), the Company issued 899,674 RSUs on December 30, 2016. The weighted average grant date fair value of these RSUs was equal to the fair value of the related B-0 Units at the time the units were issued.

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

The following table presents the RSU activity:

	Year Ended December 31,
	2017		2016
	Number of RSUs	Weighted Average Grant Date Fair Value per Unit	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of year:	1,004,947	$8.60	30,000	$9.85
Grants during the year to:
Non-employee directors	103,683	2.77	105,273	2.37
In consideration for cancellation of B-0 units pursuant to the Proposal	—	—	899,674	9.33
Total - Granted	103,683	2.77	1,004,947	8.60

Vested	(1,004,947)	8.58	(30,000)	9.85
Balance at end of year	103,683	2.77	1,004,947	8.60

The Company incurred compensation expense relating to the non-employee RSUs as follows:

Year Ended December 31,
2017	2016
(Dollars in thousands)

$248	$125

The remaining expense and vesting periods for the RSUs outstanding at December 31, 2017 are as follows:

Grant Date	Number of RSUs Outstanding	Remaining Expense	Remaining Vesting Period
		(in thousands)	(in years)

May 9, 2017	63,219	$49	0.35
November 7, 2017	40,464	127	0.85
Total	103,683	$176

The expense relating to these RSUs is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

9. Income Taxes

ZAIS is taxable as a corporation for U.S. tax purposes while ZGP and its subsidiaries operate as pass-through entities for U.S. income tax purposes not subject to entity level income taxes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on ZAIS’s allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S related to the foreign subsidiaries.

On December 22, 2017, new tax reform legislation became effective for January 1, 2018. The new legislation that, among other things, reduced the corporate tax rate from a graduated set of rates with a maximum 35 percent tax rate to a flat 21 percent tax rate, also made changes to the net operating loss (NOL) deduction rules.

Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and the enactment date for U.S. GAAP is the date the new bill is signed into law. Deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment, ZAIS measured its deferred tax balances based upon the new 21% tax rate and re-assessed its valuation allowance due to tax reform to continuing operations in the tax provision. The tax rate change resulted in a decrease in deferred tax asset balance and corresponding valuation allowance of approximately $2.0 million as of December 31, 2017.

The following details the components of income tax (benefit) expense:

	Year Ended December 31,
	(Dollars in thousands)
	2017	2016
Current provision:
Federal	$—	$—
State and local	—	—
Foreign	22	(5)
Total current (benefit) expense	22	(5)
Deferred provision:
Federal	—	—
State and local	—	—
Foreign	—	—
Total deferred (benefit) expense	—	—
Total income tax (benefit) expense	$22	$(5)

The following is a reconciliation of the U.S. statutory federal income tax to the Company’s effective tax:

	December 31,
	2017	2016
	(Dollars in thousands)
Income tax (benefit) expense at the US federal statutory income tax rate	$(408)	$(1,288)
State and local income tax, net of federal benefit	(249)	(290)
Foreign Tax	22	(5
Effect of permanent differences	275	6
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	(1,854)	(1,192)
Income attributable to non-controlling interests in ZGP not subject to tax	754	724
Equity compensation shortfall adjustment	1,903	56
Remeasurement of deferred tax balances due to rate change	2,012	42
Provision to return adjustment	1	54
Valuation Allowance	(2,434)	1,888
Total	$22	$(5)

The Company’s effective tax for the years presented above includes a benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal and state income tax purposes. Accordingly, the Company’s consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the equity holders owning such non-controlling interests in ZAIS subsidiaries. The effective tax for the year is also impacted by a shortfall adjustment related to equity compensation that vested during the year. Finally, as discussed above, the Company re-measured its deferred tax balances based upon the new 21% tax rate the impact of which was fully offset by a full valuation allowance. Due to the full valuation allowance, the net effective tax represents the taxes accrued related to the Company’s operations in jurisdictions outside the U.S.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the accompanying Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. Details of the Company's deferred tax assets and liabilities, measured at the enacted rate of 21% as of December 31, 2017 and a rate of 34% as of December 31, 2016, offset by a full valuation allowance are summarized as follows:

	Year Ended December 31
	(Dollars in thousands)
	2017	2016
Deferred tax assets:
Net operating losses	$3,473	$3,104
Equity compensation	13	2,277
Start-up costs	378	591
Unrealized loss on investments and other temporary differences	658	984
Total deferred tax assets	4,522	6,956
Valuation allowance	(4,522)	(6,956)
Total deferred tax assets (net of valuation allowance)	—	—

Deferred tax liabilities:
Unrealized gain on investments and other temporary differences	—	—
Total deferred tax liabilities	—	—
Total net deferred tax assets (liabilities)	$—	$—

The Company’s net deferred tax assets relate to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations as well as the Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP.

The Company has established a full valuation allowance on the deferred tax asset as of December 31, 2017 and December 31, 2016.

As of December 31, 2017, the Company has estimated federal and state income tax net operating loss carryforwards, which will expire as follows:

(Dollars in thousands)
2032	$1
2033	83
2034	122
2035	5,990
2036	1,703
2037	4,773
Total	$12,672

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2017, the Company has determined that the current management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has reported a net book loss for the year ended December 31, 2017 and it is anticipated that expenses will exceed revenues in 2018. While the Company continues to work to grow its AUM, explore business development opportunities, and intends to pursue various initiatives with potential to alter the operating loss trend, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management believes that it is not more likely than not that the Company’s deferred tax asset will be realized, and the Company has established a full valuation allowance against the deferred tax asset as of December 31, 2017.

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance.

The Company’s primary jurisdictions in which it and its subsidiaries operate are the United States, New Jersey, New York, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of December 31, 2017, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2014 through 2017 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Company is not under examination of any tax authorities.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the years ended December 31, 2017 and 2016, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Income tax (benefit) expense on the Consolidated Statements of Comprehensive Income (Loss).

In connection with the Business Combination and pursuant to the Exchange Agreement by and among the Company, ZGP, the Company Unitholders and Christian M. Zugel, as trustee of the ZGH Class B Voting Trust (the "Exchange Agreement"), holders of Class A Units and any vested ZGP Class B Units (collectively, the "Units") (other than the Company) may, subject to certain conditions and transfer restrictions, exchange their Units for Class A Common Stock or cash or a combination of stock and cash at the election of ZAIS. These exchanges may result in increases in the Company’s allocable share of the tax basis of the tangible and intangible assets of ZGP. These increases in tax basis may increase (for tax purposes) depreciation and amortization deductions and therefore reduce the amount of income or franchise tax that the Company would otherwise be required to pay in the future.

In connection with the Business Combination, the Company also entered into the Tax Receivable Agreement (the "Tax Receivable Agreement"), which provides for payment by the Company to exchanging holders of Units of 85% of income or franchise tax benefits, if any, that the Company realizes as a result of these increases in tax basis and of certain other tax benefits related to entering into the Tax Receivable Agreement, including income or franchise tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of the Company and not of ZGP.

As of December 31, 2017 there have been no exchanges of Units into Class A common stock and the Company has not recorded a deferred tax asset for the future amortization of tax basis of the tangible and intangible assets of ZGP. Accordingly, the Company has not recorded a related tax receivable agreement liability in due to related parties in the consolidated statements of financial condition for the expected payments under the Tax Receivable Agreement.

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

ZAIS Group invests in its subsidiaries and some of the ZAIS Managed Entities. Investments in subsidiaries and certain ZAIS Managed Entities that are consolidated are eliminated. Investments in certain ZAIS Managed Entities that are not consolidated are further described in Note 3 - “Investments in Affiliates” and Note 5 – “Variable Interest Entities and Voting Interest Entities”.

ZAIS Group did not charge management fees or earn incentive income on investments made in the ZAIS Managed Entities (excluding CLOs and ZFC REIT) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged fees were approximately as follows:

At December 31,
2017		2016
(Dollars in thousands)

$12,610	(1)	$21,713

(1) In order to finance the purchase of the Company’s Class A Common Stock pursuant to the Share Purchase Agreement, Mr. Zugel and various trusts for which relatives of Mr. Zugel are the beneficiaries have submitted a redemption request to redeem approximately $4.3 million (value date of December 31, 2017) of interests effective March 31, 2018 from the Domestic Feeder. The capital balances presented have not been reduced to account for this redemption request. At December 31, 2017, Mr. Zugel and the various trusts redeemed approximately $5.5 million from the Domestic Feeder.

Additionally, certain ZAIS Managed Entities, with existing fee arrangements, have investments representing (i) 100% of the equity tranche of ZAIS CLO 2, Limited (“ZAIS CLO 2”) at December 31, 2017 and December 31, 2016 and for the years then ended and (ii) ZAIS CLO 1, Limited (“ZAIS CLO 1”) for the period from January 1, 2017 through June 7, 2017 and at December 31, 2016 and for the year ended December 31, 2016. Therefore, ZAIS Group did not earn management fees or incentive fees from these ZAIS managed CLOs for the period which certain ZAIS Managed Entities with existing fee arrangements held investments representing 100% of the equity tranche of such CLOs. The total amounts of CLO AUM that are not being charged fees were approximately as follows:

At December 31,
2017	2016
(Dollars in thousands)

$296,413	$560,272

The amounts due from the ZAIS Managed Entities for Research Costs and Other Direct Costs are as follows:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)

Research Costs	$464	$581
Other Direct Costs	334	117
Total	$798	$698

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

The Company has recorded the following expense related to the Consulting Agreement:

Year Ended December 31,
2017	2016
(Dollars in thousands)

$105	$500

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

There were no amounts payable to Mr. Ramsey pursuant to the Consulting Agreement at December 31, 2017 or December 31, 2016.

ZAIS Group had agreed to use certain statistical data generated by RQSI, Ltd. models. ZAIS Group had used this information for trading futures on behalf of the ZAIS Managed Entities through August 2017.

ZAIS Group entered into a month to month lease agreement with an affiliate of RQSI, Ltd dated February 1, 2016 to occupy space in the Company’s London office. The agreement was terminable upon 30 days’ notice. There was no charge to RQSI, Ltd. or its affiliate for use of the space prior to March 1, 2017. From March 1, 2017 through May 31, 2017, the date the lease was terminated, the monthly rate was approximately $5,300.

Ms. Tracy Rohan

ZAIS Group is a party to a consulting agreement with Ms. Tracy Rohan (“Ms. Rohan”), Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earns approximately $96,000 annually (based on the GBP conversion rate as of December 31, 2017). The Company recognized the following amounts for her services:

Year Ended December 31,
2017	2016
(Dollars in thousands)

$96	$101

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Amounts payable to Ms. Rohan pursuant to the consulting agreement are as follows:

At December 31,
2017	2016
(Dollars in thousands)

$17	$16

Such amounts are included in Other liabilities in the Consolidated Statements of Financial Condition.

11. Property and Equipment

Property and equipment consist of the following:

	At December 31,
	2017	2016
	(Dollars in thousands)

Office equipment	$3,277	$3,098
Leasehold improvements	606	684
Furniture and fixtures	573	572
Software	412	409
	4,868	4,763
Less accumulated depreciation and amortization	(4,590)	(4,489)
Total	$278	$274

12. Commitments and Contingencies

Engagement Agreement with Berkshire Capital

On April 22, 2016, the Company entered into an investment banking engagement agreement with Berkshire Capital Securities, LLC (“Berkshire Capital”), an affiliate of Mr. R. Bruce Cameron, a former director of the Company, pursuant to which Berkshire Capital was to provide financial advisory services in connection with the Company’s strategic planning. Pursuant to the engagement letter, Berkshire Capital received a $100,000 retainer and was entitled to receive a monthly retainer of $15,000 beyond the initial three month term of the engagement, in certain circumstances, reimbursements for its expenses and in the event a covered transaction was consummated, a success fee equal to no more than the greater of $750,000 and 2% of the total consideration paid.  The Company is no longer paying the monthly retainer as of October 2017.

The Company incurred the following expenses pursuant to the engagement agreement:

Year Ended December 31,
2017	2016
(Dollars in thousands)
$154	$181

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

The Company incurred the following expenses pursuant to the Legal Advisor Agreement:

Year Ended December 31,
2017	2016
(Dollars in thousands)

$992	$—

Such amounts (excluding the February 2017 Payment) are included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). The February 2017 Payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

Engagement Agreement with Houlihan Lokey Capital, Inc.

On September 27, 2017, the Company and the Special Committee of the Board of Directors entered into an investment banking engagement agreement (the “Investment Banking Agreement”) with Houlihan Lokey, Inc. (“Houlihan Lokey”) pursuant to which the Special Committee of the Board of Directors retained Houlihan Lokey as its financial adviser in connection with a potential transaction between the Company and Z Acquisition. Pursuant to the Investment Banking Agreement, Houlihan Lokey is entitled to an aggregate fee of $800,000 for its services, of which $250,000 was paid to Houlihan Lokey upon its engagement (“Houlihan Lokey Retainer Payment”), and $350,000 (plus $15,990 in expense reimbursement) was paid to Houlihan Lokey upon delivery of its opinion, dated January 11, 2018, to the Special Committee. An additional $200,000 payment is contingent upon consummation of the Merger. In addition, the Company has agreed to reimburse Houlihan Lokey for certain expenses and to indemnify Houlihan Lokey, its affiliates and certain related parties against certain liabilities and expenses, including certain liabilities under the federal securities laws, arising out of or related to Houlihan Lokey’s engagement.

The Houlihan Lokey Retainer Payment is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss).

Capital Commitments

At December 31, 2017 and December 31, 2016, the Company has committed $20.0 million and $51.0 million, respectively, of equity capital to Zephyr A-6, a Consolidated Fund, which has been established to invest in ZAIS CLOs and thereby satisfy the risk retention requirements of the Dodd-Frank Act. The Company’s cumulative contributions to Zephyr A-6 were as follows:

December 31, 2017	December 31, 2016
(Dollars in thousands)

$8,287	$20,477

On the Restructuring Date, ZAIS Group and the non-ZAIS partner in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments (see Note 5 – “Variable Interest Entities and Voting Interest Entities”).

There is no assurance that the full commitments will be required to be funded by ZAIS Group or as to the period of time during which these commitments may be required to be funded. ZAIS Group serves as the investment manager to these ZAIS Managed Entities and determines when, and to what extent, capital will be called.

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of March 19, 2018.

Lease Obligations

ZAIS Group currently leases office space in New Jersey and London under operating lease agreements.

New Jersey

Effective September 30, 2016, the Company terminated a portion of its lease and reduced its office space in New Jersey by approximately 2,600 square feet. In connection with the lease termination, the Company paid a lease termination fee of approximately $20,000 pursuant to the terms of the lease in 2016. Such amount is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss).

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

London

On June 5, 2017, ZAIS Group (UK) Limited, the Company’s London subsidiary, provided notice that the lease of its London office premises would terminate on September 7, 2017. On July 26, 2017, ZAIS Group (UK) Limited entered into an agreement to license alternative office space in London. The license for the alternative office space commenced on September 11, 2017 and may be terminated on each anniversary of the commencement date thereafter subject to the provision of at least three months’ notice.

The Company recognizes rent expense related to its operating leases on a straight-line basis over the lease term and is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). The Company incurred rent expense as follows:

Year Ended December 31,
2017	2016
(Dollars in thousands)

$844	$1,006

Aggregate future minimum annual rental payments for the five years subsequent to December 31, 2017 and thereafter, including rental payments due under the New Lease, are approximately as follows:

Period	(Dollars in thousands)

Year Ending December 31,
2018	$472
2019	327
2020	399
2021	406
2022	412
Thereafter	951
Total	$2,967

Litigation

From time to time, ZAIS Group may become involved in various claims, formal regulatory inquiries and legal actions arising in the ordinary course of business. The Company discloses information regarding such inquiries if disclosure is required pursuant to accounting and financial reporting standards.

Other Contingencies

In the normal course of business, ZAIS Group enters into contracts that provide a variety of indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to ZAIS Group under these arrangements could involve future claims that may be made against ZAIS Group. The Company has received a claim for indemnification from R. Bruce Cameron, a former director of the Company, in connection with a complaint that was filed by Parsifal Partners B, LP against Mr. Zugel, Michael Szymanski, R. Bruce Cameron, the Company and Berkshire Capital Securities LLC.

The Company incurred the following expenses related to the indemnification claim:

Year Ended December 31,
2017	2016
(Dollars in thousands)

$203	$—

Such amounts are included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Gain Contingencies

In 2016 the Company received notification from one of its insurance providers that its claim for reimbursement of certain legal and other costs relating to a formal regulatory inquiry had been approved.

The Company had paid approximately $0.06 million during the year ended December 31, 2017 and $0.33 million during the year ended December 31, 2016 for legal and other costs incurred in excess of its insurance deductible.

The cumulative insurance reimbursements that the Company has received through December 31, 2017 and December 31, 2016 were approximately $1.0 million and $0.9 million, respectively. Approximately $0.6 million of the insurance reimbursements received was recorded in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016 for the portion that related to 2015.

There were no amounts due from the insurance provider for reimbursement at December 31, 2017. At December 31, 2016, the remaining amount submitted to the insurance provider for reimbursement was approximately $0.02 million and is included in Other assets in the Consolidated Statements of Financial Condition.

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

The Company issued the following Class A Common Stock related to RSUs which vested:

Year Ended December 31,
2017	2016

654,196	30,000

2015 Stock Plan

A summary of the Class A Common Stock which the Company may issue pursuant to the 2015 Stock Plan is as follows:

Total shares which may be issued pursuant to the plan	2,080,637

Total shares issued through December 31, 2017	684,196

Total shares available for issuance at December 31, 2017	1,396,441

Class B Common Stock

The Company is authorized to issue 20,000,000 shares of Class B Common Stock with a par value of $0.000001 per share, all of which are issued and outstanding. The Class B Common Stock has no economic rights and therefore is not considered participating securities for purposes of allocation of net income (loss). Holders of record of Class B Common Stock are entitled to ten votes for each share held on all matters to be voted on by stockholders.

At December 31, 2017 and December 31, 2016, 20,000,000 shares of Class B Common Stock are held by an irrevocable voting trust of which Mr. Zugel is the sole trustee (the “ZGH Class B Voting Trust”). Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by the Company’s stockholders.

Class A Units

At December 31, 2017 and December 31, 2016, ZAIS’s ownership of the Class A Units was 67.5% and 66.5%, respectively. The remaining Class A Units of ZGP are held by the ZGP Founder Members.

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

There were 654,196 Class A Units issued to ZAIS during the year ended December 31, 2017 and 30,000 Class A Units issued during the year ended December 31, 2016.

Class B Units

ZGP may issue up to 6,800,000 Class B units (“Class B Units”) at any time during the five year period following the closing of the Business Combination. These units are comprised of 1,600,000 Class B-0 and 5,200,000 Class B units which are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units. A portion of the Class B-0 Units were awarded but subsequently (i) forfeited or (ii) cancelled (see Note 8 – “Compensation”) in exchange for RSUs or cash. These Class B-0 Units are still available for re-issuance. The Class B-1, Class B-2, Class B-3 and Class B-4 Units, once issued, vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the closing of the Business Combination ranging from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

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

There were no Class B-1, Class B-2, Class B-3 or Class B-4 Units awarded during the year ended December 31, 2017 or December 31, 2016 and no Class B Units currently are issued and outstanding.

On December 1, 2016, the Board of Directors authorized ZGP to offer the employees who agreed to the cancellation of their unvested Class B-0 Units the right to receive in substitution for the cancellation of their Class B-0 Units, at the holder’s option, either (a) RSUs of ZAIS, on a one-for-one basis, or (b) an amount of cash per Class B-0 Unit cancelled. Both were subject to vesting requirements. When the RSUs issued in substitution for the Class B-0 Units vested on March 17, 2017, the Company issued 548,923 shares of Class A Common Stock to the RSU holders (See Note 8 – “Compensation”).

15. Earnings Per Share

Shares of Class B Common Stock have no impact on the calculation of consolidated net income (loss) per share of Class A Common Stock as holders of Class B Common Stock do not participate in net income or dividends, and thus, are not participating securities.

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Year Ended December 31,
	2017	2016
	(Dollars in thousands, except shares and per share amounts)
Numerator:
Consolidated Net Income (Loss), attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(4,449)	$(5,160)
Effect of dilutive securities:
Consolidated Net Income (Loss), attributable to non-controlling interests in ZGP	(2,223)	(2,129)
Less: Consolidated Net (Income) Loss, attributable to ZAIS REIT Management Class B interests (1)	—	(477)
Income tax (benefit) expense (2)	—	—
Consolidated Net Income (Loss), attributable to stockholders, after effect of dilutive securities	$(6,672)	$(7,766)
Denominator:
Weighted average number of shares of Class A Common Stock	14,369,295	13,891,245
Effect of dilutive securities:
Weighted average number of Class A Units (4)	7,000,000	7,000,000
Dilutive number of Class B-0 Units and RSUs (3)	—	—
Diluted weighted average shares outstanding	21,369,295	20,891,245
Consolidated Net Income (Loss), per Class A common share – Basic	$(0.31)	$(0.37)
Consolidated Net Income (Loss), per Class A common share – Diluted	$(0.31)	$(0.37)

(1)	Amount represents portion of the management fee income received from ZFC REIT that was payable to holders of Class B interests in ZAIS REIT Management.
(2)	Income tax (benefit) expense is calculated using an assumed tax rate of (54.88)% and 36.56% for the years ended December 31, 2017 and December 31, 2016, respectively, which is fully offset by a 100% valuation allowance in each year. See Note 9 – “Income Taxes” for details surrounding income taxes.
(3)	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors of ZAIS and employees of ZAIS Group. These Class B-0 Units and RSUs are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.
(4)	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

16. Supplemental Financial Information (Unaudited)

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition and results of operations:

	December 31, 2017
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$41,619	$—	$—	$41,619
Income and fees receivable	8,863	—	—	8,863
Investments in affiliates, at fair value	20,669	—	(10,518)	10,151
Due from related parties	798	—	—	798
Property and equipment, net	278	—	—	278
Prepaid expenses	967	—	—	967
Other assets	359	—	—	359
Assets of Consolidated Variable Interest Entities
Cash and cash equivalents	—	8,975	—	8,975
Investments, at fair value	—	114,911	—	114,911
Other assets	—	1,353	(385)	968
Total Assets	$73,553	$125,239	$(10,903)	$187,889
Liabilities and Equity
Liabilities
Compensation payable	$9,222	$—	$—	$9,222
Due to related parties	31	—	—	31
Fees payable	2,556	—	(385)	2,171
Other liabilities	1,285	—	—	1,285
Liabilities of Consolidated Variable Interest Entities
Repurchase Agreements	—	45,943	—	45,943
Other liabilities	—	415	—	415
Total Liabilities	13,094	46,358	(385)	59,067

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	64,365	—	—	64,365
Retained earnings (Accumulated deficit)	(23,414)	—	—	(23,414)
Accumulated other comprehensive income (loss)	(61)	—	—	(61)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,891	—	—	40,891
Non-controlling interests in ZAIS Group Parent, LLC	19,568	—	—	19,568
Non-controlling interests in Consolidated Funds	—	78,881	(10,518)	68,363
Total Equity	60,459	78,881	(10,518)	128,822
Total Liabilities and Equity	$73,553	$125,239	$(10,903)	$187,889

	December 31, 2016
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$38,712	$—	$—	$38,712
Income and fees receivable	8,805	—	—	8,805
Investments in affiliates, at fair value	29,554	—	(24,281)	5,273
Due from related parties	734	—	—	734
Property and equipment, net	274	—	—	274
Prepaid expenses	906	—	—	906
Other assets	348	—	—	348
Assets of Consolidated Variable Interest Entities
Cash and cash equivalents	—	37,080	—	37,080
Investments, at fair value	—	423,871	(19,506)	404,365
Due from broker	—	16,438	—	16,438
Other assets	—	1,254	(44)	1,210
Total Assets	$79,333	$478,643	$(43,831)	$514,145
Liabilities and Equity
Liabilities
Notes payable	$1,263	$—	$—	$1,263
Compensation payable	7,836	—	—	7,836
Due to related parties	31	—	—	31
Fees payable	2,439	—	—	2,439
Other liabilities	1,127	—	—	1,127
Liabilities of Consolidated Variable Interest Entities
Notes payable of consolidated CLO, at fair value	—	404,407	(19,506)	384,901
Due to broker	—	24,462	—	24,462
Other liabilities	—	2,165	(44)	2,121
Total Liabilities	12,696	431,034	(19,550)	424,180

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	63,413	—	—	63,413
Retained earnings (Accumulated deficit)	(18,965)	—	—	(18,965)
Accumulated other comprehensive income (loss)	(70)	—	—	(70)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	44,379	—	—	44,379
Non-controlling interests in ZAIS Group Parent, LLC	22,258	—	—	22,258
Non-controlling interests in Consolidated Funds	—	47,609	(24,281)	23,328
Total Equity	66,637	47,609	(24,281)	89,965
Total Liabilities and Equity	$79,333	$478,643	$(43,831)	$514,145

	Year Ended December 31, 2017
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$16,299	$—	$(507)	$15,792
Incentive income	11,573	—	—	11,573
Reimbursement revenue	1,631	—	—	1,631
Other revenues	324	—	—	324
Income of Consolidated Funds	—	7,801	(6,285)	1,516
Total Revenues	29,827	7,801	(6,792)	30,836
Expenses
Compensation and benefits	24,023	—	—	24,023
General, administrative and other	16,392	—	(1,092)	15,300
Depreciation and amortization	230	—	—	230
Expenses of Consolidated Funds	—	734	—	734
Total Expenses	40,645	734	(1,092)	40,287
Other Income (loss)
Net gain (loss) on investments in affiliates	4,058	—	(3,821)	237
Other income (expense)	110	—	—	110
Net gain (loss) of Consolidated Funds’ investments	—	2,204	3,583	5,787
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	—	—	2,118	2,118
Total Other Income (Loss)	4,168	2,204	1,880	8,252
Income (loss) before income taxes	(6,650)	9,271	(3,820)	(1,199)
Income tax (benefit) expense	22	—	—	22
Consolidated net income (loss)	(6,672)	9,271	(3,820)	(1,221)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	14	—	—	14
Total Comprehensive Income (Loss)	$(6,658)	$9,271	$(3,820)	$(1,207)

	Year Ended December 31, 2016
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$22,271	$—	$(256)	$22,015
Incentive income	9,346	—	—	9,346
Other revenues	316	—	—	316
Total Revenues	31,933	—	(256)	31,677
Expenses
Compensation and benefits	31,380	—	—	31,380
General, administrative and other	12,263	—	—	12,263
Depreciation and amortization	267	—	—	267
Expenses of Consolidated Funds	—	338	(256)	82
Total Expenses	43,910	338	(256)	43,992
Other Income (loss)
Net gain (loss) on investments in affiliates	3,921	—	(3,648)	273
Other income (expense)	762	—	—	762
Net gain (loss) of Consolidated Funds’ investments	—	7,491	842	8,333
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	—	—	(842)	(842)
Total Other Income (Loss)	4,683	7,491	(3,648)	8,526
Income (loss) before income taxes	(7,294)	7,153	(3,648)	(3,789)
Income tax (benefit) expense	(5)	—	—	(5)
Consolidated net income (loss)	(7,289)	7,153	(3,648)	(3,784)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	(343)	—	—	(343)
Total Comprehensive Income (Loss)	$(7,632)	$7,153	$(3,648)	$(4,127)

17. Subsequent Events

General

On January 5, 2018, the Company announced that Michael Szymanski had tendered his resignation as Chief Executive Officer, President and a Director of the Company and that the Company’s Board of Directors had elected Daniel Curry to succeed Mr. Szymanski in these positions. Mr. Szymanski’s resignation was effective as of the close of business on January 5, 2018 and the election of Mr. Curry was effective as of January 8, 2018. In connection with his resignation, Mr. Szymanski entered into the Szymanski Release Agreement with ZAIS Group (see Note 8 – “Compensation”). Additionally, on January 4, 2018, the Company entered into a Consulting Agreement with Mr. Szymanski wherein, effective on January 6, 2018, Mr. Szymanski would commence providing consulting services to the Company and ZAIS Group through February 28, 2018 for a monthly consulting fee equal to $50,000 payable in advance and the reimbursement of all reasonable expenses.

On January 11, 2018, the Company entered into the Merger Agreement providing for the Merger. At the effective time of the Merger, shares of Class A Common Stock, other than shares held by Mr. Zugel, affiliates of Mr. Zugel, and certain other shareholders, and RSUs held by the Company’s independent directors will be converted into the right to receive $4.10 per share in cash without interest, subject to any required withholding taxes. There is no assurance that the Merger will be consummated. In addition, Parent has agreed to purchase 6,500,000 shares owned by Ramguard at a price of $4.10 per share pursuant to the Share Purchase Agreement, which was amended and restated on January 11, 2018.

On January 25, 2018, the Company paid Houlihan Lokey $350,000 after Houlihan Lokey delivered to the Special Committee its opinion dated January 10, 2018 on the potential transaction pursuant to the Investment Banking Agreement.

Zephyr A-6

Capital Contributions

During the period from January 1, 2018 through March 19, 2018, Zephyr A-6 received capital contributions from ZAIS Group and the Non-Controlling Interest in Zephyr A-6 as follows:

	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of December 31, 2017	$11,714	$76,135	$87,849

Capital contributions	2,667	17,333	20,000

Unfunded capital commitments as of March 19, 2018	$9,047	$58,802	$67,849

ZAIS CLOs

(i) Dodd-Frank Credit Risk Retention Rules

On February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit held (the “DC Circuit Ruling”) that the federal agencies responsible for the U.S. risk retention rules (the “Applicable Agencies”) exceeded their statutory authority when designating the collateral manager of an open-market CLO as the securitizer of the open-market CLO. The DC Circuit Ruling is not yet effective; however, when the DC Circuit Ruling becomes effective, the U.S. Risk Retention Rules will no longer apply to the ZAIS Group, in which case ZAIS Group would be permitted to retain or dispose of the applicable risk retention interests in its discretion. The effective date of the DC Circuit Ruling is dependent on what steps the Applicable Agencies take, or do not take, to seek review of the ruling. If the Applicable Agencies elect to not to seek review of the DC Circuit Ruling, it will become effective early in the second quarter of 2018. Even if the Applicable Agencies were to seek review and delay implementation of the DC Circuit Ruling, it would still be possible that at some future date the U.S. Risk Retention Rules would no longer be applicable to ZAIS Group.

In addition to the judicial ruling described above, there have been proposals to modify the U.S. Risk Retention Rules as they relate to CLO transactions. It is therefore possible that applicability of the U.S. Risk Retention Rules could be modified or eliminated entirely.

There are a number of unresolved questions regarding the application of the U.S. Risk Retention Rules, in particular with respect to a sponsor holding the required risk retention interest through an entity that is a “majority-owned affiliate” (as such term is defined in the Dodd-Frank Act) that has raised a majority of its capital from third-party investors and will, at least initially, be limited in its investment purpose to the acquisition of retention interests in securitization transactions of the sponsor. There is little regulatory guidance, and no established line of authority, precedent or market practice with respect to what is required to comply with the U.S. Risk Retention Rules in those circumstances. Moreover, the determination of whether an entity is a “majority-owned affiliate” (as such term is defined in the Dodd-Frank Act) of a sponsor is dependent on accounting rules which are subject to change. If an applicable regulator were to determine that ZAIS Group had not satisfied the requirements of the U.S. Risk Retention Rules, it may result in regulatory actions and other proceedings, and any such action may have a material and adverse effect on the business or financial condition, reputation or operations of the Company and thus may have a material and adverse effect on the Company’s reputation and its results of operations.

The impact of the rule on the loan securitization market and the leveraged loan market generally are uncertain due to the unpredictable effects of the rule on market expectations and the relative appeal of alternative investments not impacted by the rule or other factors. The rule may result in a reduction of the number of collateral managers active in the market, which may result in fewer new issue CLOs and reduce the liquidity provided by CLOs to the leveraged loan market generally. A contraction or reduced liquidity in the loan market could reduce opportunities for ZAIS Group in the CLO markets. However, by eliminating the risk retention requirements, the barriers to entry for becoming a CLO manager may be reduced. This could result in more CLO managers and increased competition for ZAIS Group.

(ii) ZAIS Upsize Acquisition 1, Ltd. (“ZAIS Upsize Acquisition 1”)

ZAIS Upsize Acquisition 1 was formed on January 10, 2018 for the purpose of refinancing the notes issued by an existing ZAIS CLO 1, Limited. ZAIS Upsize Acquisition 1, which invests primarily in first lien senior secured loans, was in the warehouse phase from its inception date, through March 19, 2018. During this period, ZAIS Upsize Acquisition 1 financed the majority of its loan purchases using its warehouse facility. On January 24, 2018, Zephyr A-6 contributed $2.5 million to ZAIS Upsize Acquisition 1 and on March 15, 2018 it sold its interest in ZAIS Upsize Acquisition 1 to the other initial investors in ZAIS Upsize Acquisition 1 and as a result received proceeds of $2.5 million.

(iii) ZAIS CLO 9, Limited (“ZAIS CLO 9”)

On January 26, 2018, ZAIS created ZAIS CLO 9, a ZAIS Managed Entity which invests primarily in first lien senior secured loans. ZAIS CLO 9 was in the warehouse phase from January 29, 2018, its inception date, through March 19, 2018. During this period, ZAIS CLO 9 financed the majority of its loan purchases using its warehouse facility. Additionally, Zephyr A-6 contributed $20.0 million to ZAIS CLO 9 during this period.

(iv) ZAIS CLO 8

ZAIS CLO 8 closed on March 8, 2018 (the “CLO 8 Closing Date”). On the CLO 8 Closing Date, Zephyr A-6 purchased the following notes issued by ZAIS CLO 8:

Tranche	Aggregate Principal Balance Purchased	Economic Interest in the Tranche
	(Dollars in thousands)

Senior and Mezzanine	$21,000	5.1%

Subordinate Notes	2,325	5.0%

Total	$23,325	5.1%

Additionally, Zephyr A-6 received $50.0 million for selling its preferred shares of ZAIS CLO 8 during the warehouse period and a dividend of approximately $2.6 million relating to income and gains during the warehouse period.

As of the closing date, the Company has determined that it will not be required to consolidate ZAIS CLO 8 in its financial statements.

Investments in Affiliates, at fair value

On March 12, 2018, ZAIS Group sent notice to terminate its management contracts for the two ZAIS Managed Entities in which it had made investments that carry first loss risk effective March 16, 2018. In connection with the termination of these management contracts, ZAIS Group also requested a complete withdrawal of its investment amounts as of March 30, 2018. ZAIS Group’s aggregate investment in these entities as of December 31, 2017 was approximately $10.0 million. ZAIS Group expects to receive the proceeds from the withdrawals in the second quarter of 2018. In connection with the termination of the management contracts for these two ZAIS Managed Entities, ZAIS Group’s assets under management will decrease by approximately $0.109 billion.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this annual report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2017. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the 2013 framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO 2013”).

Based on its assessment, the Company’s management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The information required by Item 10 with respect to the executive officers of the Company has been included in Item 1 of Part I of this Form 10-K under the heading “Executive Officers of the Company” in reliance on Instruction G(3) of Form 10-K and Instruction 3 to Item 401(b) Regulation S-K.

Pursuant to instruction G(3) to Form 10-K, information concerning the Audit Committee and audit committee financial expert disclosure set forth under the heading “Board and Committee Matters” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning compliance with Section 16(a) of the Securities Act of 1933 by officer and directors of the Company set forth under the heading “Section 16(a) Beneficial Ownership Reporting Compliance in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to instruction G(3) to Form 10-K, information concerning the Company’s Code of Ethics set forth under the heading “Corporate Governance” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Item 11. Executive Compensation

Pursuant to Instruction G(3) to Form 10-K, information concerning director and officer executive compensation, compensation committee interlocks and insider participation and related matters set forth under the headings “Executive Compensation,” “Corporate Governance” and “Board and Committee Matters” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Pursuant to Instruction G(3) to Form 10-K, information concerning shares of common stock of the Company beneficially owned by management and certain beneficial owners set forth under the heading “Additional Information Regarding the Company—Security Ownership of Management and Certain Beneficial Owners” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Pursuant to Instruction G(3) to Form 10-K, information concerning securities authorized for issuance under equity compensation plans set forth under the headings “Executive Compensation” and “Additional Information Regarding the Company—Equity Compensation Plan Information” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Pursuant to Instruction G(3) to Form 10-K, information concerning certain relationships and related party transactions and director independence in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference, including the information set forth under the headings “Special Factors,” “Proposal 1: Approval of the Merger Agreement, “The Merger Agreement,” “Agreements with Parent Group Members, “Executive Compensation,” “Election of Directors,” “Board and Committee Matters” and “Corporate Governance”.

Item 14. Principal Accountant Fees and Services.

Pursuant to Instruction G(3) to Form 10-K, information concerning principal accounting fees and services set forth under the headings “Independent Registered Public Accounting Firm Fees” and “Board and Committee Matters” in the Company's definitive proxy statement to be filed within 120 days following the end of the fiscal year covered by this report is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 96 through 149 of this Annual Report on Form 10-K and are incorporated herein by reference. See Item 8, “Financial Statements and Supplementary Data,” filed herewith, for a list of financial statements.

(2) Financial Statement Schedule:

All financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

(3) Exhibits:

EXHIBIT INDEX

Exhibit No.	Description

2.1	Investment Agreement, dated as of September 16, 2014, by and among ZAIS Group Holdings, Inc. (the “Company”), ZAIS Group Parent, LLC (“ZGP”), and the members of ZGP, as amended on October 31, 2014 and March 5, 2015 (incorporated by reference to Annex A to the Company’s Definitive Proxy Stated on Schedule 14A (File No. 001-35848), filed with the United States Securities and Exchange Commission (“SEC”) on January 16, 2015).

2.2	Second Amendment to Investment Agreement, dated as of March 4, 2015, by and among HF2 Financial Management Inc., ZGP and the members of ZGP (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 4, 2015).

2.3**	Agreement and Plan of Merger, dated as of January 11, 2018, by and among the Company, Z Acquisition LLC and ZGH Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 12, 2018).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC March 23, 2015).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

4.1	Specimen Class A common stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's registration statement on Form S-1/A (File No. 333-186264), filed with the SEC on March 18, 2013).

4.2	Specimen Class B common stock Certificate (incorporated by reference to Exhibit 4.2 to the Company's registration statement on Form S-1/A (File No. 333-186264), filed with the SEC on February 26, 2013).

9	Voting Trust Agreement, dated as of March 17, 2015, by and among Christian M. Zugel, Laureen Lim, Sonia Zugel, Family Trust u/ Christian M. Zugel 2005 GRAT, Zugel Family Trust, Christian M. Zugel, as trustee, and the Company (incorporated by reference to Exhibit 9.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.1	Second Amended and Restated Limited Liability Company Agreement of ZGP, entered into as of March 17, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.2	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of ZGP, entered into as of March 20, 2015 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.3	Second Amendment to the Second Amended and Restated Limited Liability Company Agreement of ZAIS Group Parent, LLC, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on July 27, 2015).

10.4	Exchange Agreement, dated as of March 17, 2015, by and among the Company, ZGP, the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee (solely in his capacity as the trustee) of the ZGH Class B Voting Trust (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.5	First Amendment to Exchange Agreement by and among ZAIS Group Parent, LLC, ZAIS Group Holdings, Inc., the Company Unitholders (as defined therein) and Christian M. Zugel, as trustee of the ZGH Class B Voting Trust, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on July 27, 2015).

10.6	Form of Registration Rights Agreement among the Company and the holders of Founders’ Shares and Sponsors’ Shares (as defined therein) (incorporated by reference to Exhibit 10.6 to Amendment No. 4 to the Company’s registration statement on Form S-1 (File No. 333-186264), filed with the SEC on March 21, 2013)

10.7	Registration Rights Agreement, dated as of March 17, 2015, by and among the Company and the Holders (as defined therein) (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.8	Tax Receivable Agreement, dated as of March 17, 2015, by and among the Company and the parties signatory thereto (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.9	First Amendment to Tax Receivable Agreement by and among ZAIS Group Holdings, Inc. and the other parties signatory thereto, entered into as of July 21, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35848) filed, with the SEC on July 27, 2015).

10.10*	ZAIS Group Holdings, Inc. 2015 Stock Incentive Plan (incorporated by reference to Annex F of the Company’s Definitive Proxy Statement on Schedule 14A filed, with the SEC on January 16, 2015).

10.11*	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on May 11, 2015).

10.12*	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on May 11, 2015).

10.13	Letter Agreement, dated March 21, 2013, between R. Bruce Cameron and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.14	Letter Agreement, dated March 21, 2013, between Broad Hollow LLC and the Company (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.15	Letter Agreement, dated March 21, 2013, between Broad Hollow Investors LLC and the Company (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 27, 2013).

10.16	Form of Stock Escrow Agreement by and among the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders identified therein (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.17	Form of Subscription Agreement between the Registrant and each of Bulldog Investors and White Sand Investor Group, LP (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.18	Form of Subscription Agreement between the Registrant and each of Broad Hollow Investors LLC, Broad Hollow LLC, Sally H. Foote, Healey Associates LLC, Healey Family Foundation, Randall S. Yanker, Burke Family Trust, Parsifal Partners B, LP, PanMar Capital llc, R. Bradley Forth, NAR Special Global, LLC, Thomas Maheras, Daniel T. Smythe, Ramnarain Jaigobind, Paul D. Schaeffer, Dickinson Investments LLC, SC-NGU LLC, Jeffrey J. Hodgman, Robert H. Zerbst and Joseph C. Canavan (incorporated by reference to Exhibit 10.8 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.19	Subscription Agreement between the Registrant and R. Bruce Cameron for the purchase of 20,000,000 shares of Class B Common Stock (incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333-186264), filed with the SEC on February 26, 2013).

10.20	Consulting Agreement, dated March 17, 2015, between ZGP and RQSI Ltd (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.21*	Incentive Agreement, dated as of February 26, 2013, between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.22*	Incentive Agreement, dated as of December 19, 2013, between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.23*	Incentive Agreement, dated December 19, 2013, between ZAIS Group, LLC and Christian Zugel (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.24*	Non-Competition, Non-Solicitation, Confidentiality and Intellectual Property Agreement between ZAIS Group, LLC and Michael Szymanski (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.25*	Offer Letter, dated May 14, 2015, from ZAIS Group LLC to Donna Blank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on August 6, 2015).

10.26	Promissory Note, dated March 17, 2015, in favor of EarlyBirdCapital, Inc (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.27	Promissory Note, dated March 17, 2015, in favor of Sidoti & Company LLC (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.28	Incentive Fee Agreement, dated March 4, 2015, between ZGP and Neil Ramsey (incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.29*	Form of Restricted Unit Award Agreement (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on March 23, 2015).

10.30*	Form of Indemnity Agreement between the Company and each Officer and Director of the Company (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K (File No. 001-35848), filed with the SEC on March 24, 2017).

10.31*	Employment Agreement, dated as of December 15, 2015, between ZAIS Group, LLC and Gregory Barrett (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 001-35848), filed with the SEC on May 10, 2016).

10.32*	Form of Employee Restricted Stock Units Agreement, dated December 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 5, 2017).

10.33*	Form of Employee Restrictive Covenants Agreement, dated December 30, 2016 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 5, 2017).

10.34*	Compensation Agreement, dated as of November 3, 2016, between ZAIS Group, LLC and Nisha Motani (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K (File No. 001-35848), filed with the SEC on March 24, 2017).

10.35*	Separation Agreement dated as of November 22, 2016, between ZAIS Group, LLC and Donna Blank (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K (File No. 001-35848), filed with the SEC on March 24, 2017).

10.36*	Advisory Agreement, dated as of February 27, 2017, between ZAIS Group, LLC and Howard Steinberg (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K (File No. 001-35848), filed with the SEC on March 24, 2017).

10.37*	Award Letter, dated as of April 5, 2017, from ZAIS Group, LLC to Michael Szymanski (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on April 7, 2017).

10.38*†	Separation and Release Agreement, dated as of November 20, 2017, between ZAIS Group, LLC and Gregory Barrett.

10.39*	Agreement, dated October 1, 2009, between ZAIS Group, LLC and Denise Crowley.

10.40*	Incentive Agreement, dated December 19, 2013, between ZAIS Group, LLC and Denise Crowley.

10.41*	Incentive Agreement, dated January 31, 2017, between ZAIS Group, LLC and Denise Crowley.

10.42*	Description of Agreement, dated February 27, 2012, between Christian Zugel and holders of equity interests in ZAIS Group, LLC

14	Code of Ethics

21.1	List of Subsidiaries of ZAIS Group Holdings, Inc.

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

†	Certain confidential portions have been omitted pursuant to a request for confidential treatment submitted to the SEC. Omitted portions have been filed separately with the SEC.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZAIS Group Holdings, Inc.

Date: March 19, 2018	By:	/s/ Daniel A. Curry
Daniel A. Curry
Chief Executive Officer, President and Director
(principal executive officer)

Date: March 19, 2018	By:	/s/ Nisha Motani
Nisha Motani
Chief Financial Officer
(principal financial officer)

Date: March 19, 2018	By:	/s/ Christian Zugel
Christian Zugel
Chief Investment Officer and Chairman of the Board

Date: March 19, 2018	By:	/s/ James Zinn
James Zinn
Director

Date: March 19, 2018	By:	/s/ John Burke
John Burke
Director

Date: March 19, 2018	By:	/s/ Paul B. Guenther
Paul B. Guenther
Director