Form 10-Q
period 2018-03-31
ZAIS Group Holdings, Inc.
filed 2018-05-11
CIK 1562214

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

As of May 10, 2018, 14,618,332 shares of Class A common stock, par value $0.0001 per share, and 20,000,000 shares of Class B Common Stock, par value $0.000001 per share, were issued and outstanding.

EXHIBIT 31.1 CERTIFICATIONS

EXHIBIT 31.2 CERTIFICATIONS

EXHIBIT 32.1 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

EXHIBIT 32.2 CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Financial Condition (Unaudited)
(Dollars in thousands, except share amounts)

	March 31, 2018	December 31, 2017

Assets
Cash and cash equivalents	$30,906	$41,619
Income and fees receivable	2,947	8,863
Investments in affiliates, at fair value	158	10,151
Due from related parties	594	798
Property and equipment, net	1,791	278
Prepaid expenses	786	967
Withdrawals receivable	9,380	—
Other assets	1,570	359
Assets of Consolidated Variable Interest Entities
Cash	29,762	8,975
Investments in affiliated securities, at fair value – $46,212 and $46,136 pledged as collateral for repurchase agreement, at March 31, 2018 and December 31, 2017, respectively.	117,195	114,911
Other assets	619	968
Total Assets	$195,708	$187,889

Liabilities and Equity
Liabilities
Compensation payable	$2,427	$9,222
Due to related parties	—	31
Fees payable	2,235	2,171
Other liabilities	1,686	1,285
Liabilities of Consolidated Variable Interest Entities
Repurchase agreement	45,500	45,943
Other liabilities	451	415
Total Liabilities	52,299	59,067

Commitments and Contingencies (Note 12)

Equity
Preferred Stock, $0.0001 par value; 2,000,000 shares authorized; 0 shares issued and outstanding.	—	—
Class A Common Stock, $0.0001 par value; 180,000,000 shares authorized; 14,555,113 and 14,555,113 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively.	1	1
Class B Common Stock, $0.000001 par value; 20,000,000 shares authorized; 20,000,000 shares issued and outstanding at March 31, 2018 and December 31, 2017.	—	—
Additional paid-in capital	64,436	64,365
Retained earnings (Accumulated deficit)	(27,191)	(23,414)
Accumulated other comprehensive income (loss)	(55)	(61)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	37,191	40,891
Non-controlling interests in ZAIS Group Parent, LLC	17,755	19,568
Non-controlling interests in Consolidated Funds	88,463	68,363
Total Equity	143,409	128,822
Total Liabilities and Equity	$195,708	$187,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues
Management fee income	$5,063	$3,107
Incentive income	146	297
Reimbursement revenue	309	494
Other revenues	77	93
Income of Consolidated Funds	1,013	—
Total Revenues	6,608	3,991
Expenses
Compensation and benefits	6,086	7,424
General, administrative and other	4,496	3,669
Depreciation and amortization	16	40
Expenses of Consolidated Funds	480	43
Total Expenses	11,078	11,176
Other income (loss)
Net gain (loss) on investments in affiliates	(586)	75
Other income (expense)	104	(16)
Net gain (loss) of Consolidated Funds’ investments in affiliated securities	2,130	1,107
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	—	589
Total Other Income (Loss)	1,648	1,755
Income (loss) before income taxes	(2,822)	(5,430)
Income tax (benefit) expense	4	5
Consolidated net income (loss)	(2,826)	(5,435)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9	30
Total Comprehensive Income (Loss)	$(2,817)	$(5,405)

Allocation of Consolidated Net Income (Loss)
Non-controlling interests in Consolidated Funds	$2,767	$810
Stockholders’ equity, ZAIS Group Holdings, Inc.	(3,777)	(4,162)
Non-controlling interests in ZAIS Group Parent, LLC	(1,816)	(2,083)
Total Allocation of Consolidated Net Income (Loss)	$(2,826)	$(5,435)

Allocation of Total Comprehensive Income (Loss)
Non-controlling interests in Consolidated Funds	$2,767	$810
Stockholders’ equity, ZAIS Group Holdings, Inc.	(3,771)	(4,142)
Non-controlling interests in ZAIS Group Parent, LLC	(1,813)	(2,073)
Total Allocation of Total Comprehensive Income (Loss)	$(2,817)	$(5,405)

Consolidated Net Income (Loss), per Class A common share applicable to ZAIS Group Holdings, Inc. – Basic	$(0.26)	$(0.30)
Consolidated Net Income (Loss), per Class A common share applicable to ZAIS Group Holdings, Inc. – Diluted	$(0.26)	$(0.30)

Weighted average shares of Class A common stock outstanding:
Basic	14,555,113	13,986,305
Diluted	21,555,113	20,986,305

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Equity and Non-controlling Interests (Unaudited)
(Dollars in thousands except share amounts)

	Class A Common Stock		Class B Common Stock		Additional paid-in-capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Non-controlling interests in ZAIS Group Parent, LLC	Non-controlling interests in Consolidated Funds	Total Equity
	Shares	Amount	Shares	Amount
Three Months Ended March 31, 2018
December 31, 2017	14,555,113	$1	20,000,000	$-	$64,365	$(23,414)	$(61)	$19,568	$68,363	$128,822

Capital contributions	-	-	-	-	-	-	-	-	17,333	17,333
Equity-based compensation charges	-	-	-	-	71	-	-	-	-	71
Consolidated net income (loss)	-	-	-	-	-	(3,777)	-	(1,816)	2,767	(2,826)
Other comprehensive income (loss)	-	-	-	-	-	-	6	3	-	9
March 31, 2018	14,555,113	$1	20,000,000	$-	$64,436	$(27,191)	$(55)	$17,755	$88,463	$143,409

Three Months Ended March 31, 2017

December 31, 2016	13,900,917	$1	20,000,000	$-	$63,413	$(18,965)	$(70)	$22,258	$23,328	$89,965
Settlement of Restricted Stock Units	548,923	-	-	-	527	-	-	(527)	-	-
Payment of employee taxes in connection with net settlement of Restricted Stock Units	-	-	-	-	(534)	-	-	(267)	-	(801)
Modification of equity awards to liability awards	-	-	-	-	(17)	-	-	(9)	-	(26)
Capital contributions	-	-	-	-	-	-	-	-	5,880	5,880
Equity-based compensation charges	-	-	-	-	741	-	-	371	-	1,112
Consolidated net income (loss)	-	-	-	-	-	(4,162)	-	(2,083)	810	(5,435)
Other comprehensive income (loss)	-	-	-	-	-	-	20	10	-	30
March 31, 2017	14,449,840	$1	20,000,000	$-	$64,130	$(23,127)	$(50)	$19,753	$30,018	$90,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZAIS GROUP HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017

Cash Flows from Operating Activities
Consolidated net income (loss)	$(2,826)	$(5,435)
Adjustments to reconcile consolidated net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16	40
Net (gain) loss on investments in affiliates	612	(75)
Non-cash stock-based compensation	71	1,112
Cash Flows Due to Changes in Operating Assets and Liabilities:
Income and fees receivable	5,916	7,305
Due from related parties	204	(628)
Prepaid expenses	181	(544)
Other assets	(1,211)	31
Compensation payable	(6,795)	(5,655)
Due to related parties	(31)	—
Fees payable	64	63
Other liabilities	(145)	276
Proceeds from investments in affiliates	—	62
Items related to Consolidated Funds:
Purchases of investments and investments in affiliated securities	(55,350)	(123,951)
Proceeds from sale of investments and investments in affiliated securities	52,500	78,691
Proceeds from sale of beneficial interest of collateralized financing entities and distributions from CLO warehouses	2,567	5,390
Net (gain) loss on investments in affiliated securities	(2,000)	422
Net (gain) loss on beneficial interest of consolidated collateralized financing entity	—	589
Change in due from broker	—	7,097
Change in other assets	(95)	91
Change in due to broker	—	(2,766)
Change in other liabilities	36	2,991
Net Cash Provided by (Used in) Operating Activities	(6,286)	(34,894)

Cash Flows from Investing Activities
Purchases of property and equipment	(983)	—
Purchases of investments in affiliates	1	—
Net Cash Provided by (Used in) Investing Activities	(982)	—

Cash Flows from Financing Activities
Payment of employee taxes in connection with net settlement of RSUs	—	(801)
Repayment of notes payable	—	(1,263)
Contributions from non-controlling interests in Consolidated Funds	17,333	5,880
Net Cash Provided by (Used in) Financing Activities	17,333	3,816

Net increase (decrease) in cash and cash equivalents denominated in foreign currency	9	30
Net increase (decrease) in cash and cash equivalents	10,074	(31,048)
Cash and cash equivalents, beginning of period	50,594	75,792
Cash and cash equivalents, end of period	$60,668	$44,744

Supplemental Cash Flow Information:
Income taxes paid	$—	$—
Interest expense paid on Notes Payable	$—	$16
Interest expense paid on Repurchase Agreement	$366	$—

Non-Cash Investing Activities:
Purchases of leasehold improvements	$546	$—
Withdrawals receivable	$9,380	$—

Reconciliation of Cash and cash equivalents reported in the Consolidated Statements of Financial Condition to the amounts shown in the Consolidated Statements of Cash Flows:
Cash and cash equivalents	$30,906	$25,456
Cash of Consolidated Variable Interest Entities	29,762	19,288
Total cash and cash equivalents reported in the Consolidated Statements of Cash Flows	$60,668	$44,744

Cash of Consolidated Variable Interest Entities is comprised of cash accounts held by Zephyr A-6. These accounts belong to the investors of Zephyr A-6 and are available for its use. This cash is not available for use by the Company.

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

ZAIS Group is registered with the Securities and Exchange Commission under the Investment Advisors Act of 1940 and with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts and structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) (collectively, the “ZAIS Managed Entities”).

Commencing in 2015, the Company’s management and its board of directors (“Board of Directors”) have been conducting periodic strategic reviews of the Company’s business in order to enhance shareholder value. On February 15, 2017, the Board of Directors established a special committee of independent and disinterested directors (the “Special Committee”) to consider any proposals thereafter by management or third parties for strategic transactions, as well as to consider all other strategic options for the Company. On September 5, 2017, Z Acquisition LLC (“Z Acquisition”), an entity in which Christian Zugel (“Mr. Zugel”), the former managing member of ZGP and the founder and Chief Investment Officer of ZAIS Group, is the managing member, entered into a share purchase agreement with Ramguard LLC (“Ramguard”), pursuant to which Z Acquisition LLC agreed to acquire 6,500,000 shares of Class A Common Stock (“Class A Common Stock”) of the Company at a purchase price of $4.00 per share for a combination of cash and a note, which was amended and restated on January 11, 2018 (as amended and restated, the “Share Purchase Agreement”) to, among other things, increase the purchase price to $4.10 per share. After giving effect to the Share Purchase Agreement, Mr. Zugel would hold, directly or indirectly, 6,800,000 shares of the Class A Common Stock and 3,325,000 Class A Units of ZGP (“Class A Units”). Also, on September 5, 2017, the Special Committee received a letter (the “Letter”) from Mr. Zugel seeking to pursue discussions with the Special Committee to take the Company private by acquiring through a merger the remaining issued and outstanding shares of Class A Common Stock of the Company, other than shares held by Mr. Zugel and his affiliates, at $4.00 per share in an all cash transaction. On January 11, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Z Acquisition, and ZGH Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a subsidiary of Z Acquisition. Mr. Zugel is the sole managing member of Z Acquisition, and Daniel Curry, the Company’s Chief Executive Officer, President and a Director, is a member of Z Acquisition. At the effective time of the Merger, shares of Class A Common Stock, other than shares held by Mr. Zugel, affiliates of Mr. Zugel, and certain other shareholders, will be converted into the right to receive $4.10 per share in cash without interest, subject to any required withholding taxes. All outstanding restricted stock units (“RSUs”) are held by the Company’s independent directors and will also be converted in the Merger into the right to receive $4.10 per share in cash for the number of shares of Class A Common Stock underlying such RSUs. The proposed Merger is a “going private transaction” under SEC rules. There is no assurance that the Merger will be consummated.

The Company filed a Definitive Proxy Statement on March 30, 2018. The Company established April 2, 2018 as the record date for stockholders entitled to vote at its 2017 Annual Meeting of Stockholders (the “Annual Meeting”), which has been scheduled for May 17, 2018. Stockholders of record at the close of business on April 2, 2018 may vote at the Annual Meeting. At the Annual Meeting, stockholders will be asked to consider and vote upon a proposal to adopt the Merger Agreement. Stockholders will also be asked to elect the Company’s Board of Directors, approve the adjournment of the Annual Meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve adoption of the Merger Agreement, and vote on any other matter properly brought before the Annual Meeting.

The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as leveraged bank loans and CLOs, real estate, securities backed by residential and commercial mortgage loans and asset backed securities collateralized by a range of consumer loan products. ZAIS Group’s assets under management (“AUM”) is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

ZAIS Group had the following AUM:

Reporting Period	AUM (in billions)
As of March 31, 2018(1)	$4.793
As of December 31, 2017	$4.512

(1) In order to finance a portion of the purchase of the Company’s Class A Common Stock pursuant to the Share Purchase Agreement, Sonia Zugel, Mr. Zugel’s spouse, has indicated an intention to withdraw approximately $1.7 million of interests from the ZAIS Opportunity Domestic Feeder Fund, LP (the “Domestic Feeder”), which serves as the feeder fund to ZAIS Opportunity Master Fund, Ltd, a ZAIS Managed Entity, effective September 30, 2018. The AUM presented has not been reduced for this withdrawal request.

ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

The Company’s primary sources of revenues are (i) management fee income, which is based predominantly on the net asset values of the funds and accounts managed by ZAIS Group or par values of the collateral and cash held by CLOs managed by ZAIS Group (“ZAIS CLOs”) and (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities.

Additionally, a significant source of the Company’s revenues and other income is derived from the underlying investments of certain ZAIS Managed Entities (including CLOs) which are consolidated by the Company (the “Consolidated Funds”). This income is comprised of interest, dividends and net gains from the underlying investments in CLOs and net gains on beneficial interests of consolidated collateralized financing entities which invest in first lien, senior secured loans. A portion of income of Consolidated Funds and net gains of Consolidated Funds’ investments are allocated to non-controlling interests in Consolidated Funds.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, interim, condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") as contained within the Financial Accounting Standards Board’s ("FASB") Accounting Standards Codification ("ASC") and the rules and regulations of the SEC for interim reporting. In the opinion of management, all adjustments considered necessary for a fair statement of the Company's financial position, results of operations and cash flows have been included and are of a normal and recurring nature. The operating results presented for the interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP as contained in the ASC have been condensed or omitted from the unaudited interim condensed consolidated financial statements according to the SEC rules and regulations. The information and disclosures contained in these unaudited interim condensed consolidated financial statements and notes should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. Certain comparative amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Fair Value Option

U.S. GAAP permits entities to choose to measure certain eligible financial assets, financial liabilities and firm commitments at fair value (the “Fair Value Option”), on an instrument-by-instrument basis. The election to use the Fair Value Option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. The Fair Value Option is irrevocable and requires changes in fair value to be recognized in earnings. The Company has elected the Fair Value Option for Investments in affiliates and Investments in affiliated securities, at fair value.

Specifically, the Company has applied the Fair Value Option to consolidated CLOs as described more fully below. See Note 4 for further disclosure on the assets and liabilities of consolidated CLOs for which the Fair Value Option has been elected.

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

Segment Reporting

The Company currently is comprised of one reportable segment, the investment management segment, and all of the Company’s operations are conducted through this segment. The investment management segment provides investment advisory and asset management services to the ZAIS Managed Entities.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes that the estimates used in preparing the condensed consolidated financial statements are reasonable and prudent, actual results may ultimately materially differ from those estimates.

Principles of Consolidation

The condensed consolidated financial statements included herein are the financial statements of ZAIS, its subsidiaries and the Consolidated Funds. All intercompany balances and transactions are eliminated in consolidation, including ZAIS’s investment in ZGP and ZGP’s investment in ZAIS Group. The Company's fiscal year ends on December 31.

The condensed consolidated financial statements include (i) non-controlling interests in ZGP which is comprised of Class A Units held by Mr. Zugel and certain related parties (collectively, the “ZGP Founder Members”) and (ii) the non-controlling interests in the Consolidated Funds. The Company’s condensed consolidated financial statements also include (i) ZGP, a voting interest entity in which the Company has a controlling financial interest; (ii) ZAIS Group, a voting interest entity in which ZGP has a controlling financial interest and (iii) the following Consolidated Funds which are VIEs for which ZAIS Group is considered the primary beneficiary during the reporting periods presented:

	As of		Three Months Ended March 31,
Entity	March 31, 2018	December 31, 2017	2018	2017

ZAIS Zephyr A-6, LP (“Zephyr A-6”)	✓	✓	✓	✓

ZAIS CLO 5, Limited (“ZAIS CLO 5”)(1)	—	—	—	✓

 (1) ZAIS CLO 5 was consolidated from October 26, 2016 through August 10, 2017 (see Note 5 – “Variable Interest Entities”).

The Consolidated Funds, except for the consolidated CLO, are deemed to be investment companies under U.S. GAAP, and therefore, the Company has retained the specialized investment company accounting of these consolidated entities in its condensed consolidated financial statements.

For the consolidated CLO, the Company used the measurement alternative included in the collateralized financing entity guidance (the “Measurement Alternative”). The Company measured both the financial assets and financial liabilities of the consolidated CLO in its condensed consolidated financial statements using the fair value of the financial assets of the consolidated CLO, which were more observable than the fair value of the financial liabilities of the consolidated CLO. As a result, the financial assets of the consolidated CLO were measured at fair value and the financial liabilities were measured in consolidation as: the sum of the fair value of the financial assets and the carrying value of any non-financial assets that were incidental to the operations of the CLO less (ii) the sum of the fair value of any beneficial interests retained by the reporting entity (other than those that represent compensation for services) and the Company’s carrying value of any beneficial interests that represented compensation for services. The resulting amount was allocated to the individual financial liabilities (other than the beneficial interest retained by the Company) using a reasonable and consistent methodology. Under the Measurement Alternative, the Company’s consolidated net income reflects the Company’s own economic interests in the consolidated CLO including changes in the (i) fair value of the beneficial interests retained by the Company and (ii) beneficial interests that represent compensation for collateral management services. Such changes are presented in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).

Non-Controlling Interests

The non-controlling interests within the Consolidated Statements of Financial Condition are comprised of (i) equity attributable to non-controlling interests in Consolidated Funds (excluding CLOs) reported inside the permanent capital section when the investors do not have the right to redeem their interests and (ii) equity attributable to non-controlling interests in ZGP inside the permanent capital section.

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

Revenue Recognition

ZAIS Group’s primary sources of revenue are (i) management fee income, (ii) incentive income and (iii) income of Consolidated Funds. The management fee income and incentive income are derived from ZAIS Group’s advisory agreements with the ZAIS Managed Entities, which ZAIS considers to be its clients. Certain investments held by employees, executives and other related parties in the ZAIS Managed Entities are not subject to management fees or incentive fees/allocations and therefore do not generate revenue for ZAIS Group. All of the management fee income and incentive income earned by ZAIS Group from the Consolidated Funds are eliminated in consolidation.

Management Fee Income

ZAIS Group earns management fee income for investment advisory and asset management services provided to the ZAIS Managed Entities. ZAIS Group earns management fees from the funds and accounts it manages. Such management fees are generally based on a fixed percentage of (i) the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or (ii) drawn capital during the investment period. Management fees are calculated and collected on a monthly or quarterly basis, depending on the applicable agreement.

Management fee income earned for ZAIS CLOs is generally based on a fixed percentage of the par value of the collateral and cash held in the CLOs. Additionally, subordinated management fee income may be earned from the ZAIS CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. Subordinated management fees are additional payments, but have a lower priority in the CLOs’ cash flows than non-subordinated management fees and are contingent upon the economic performance of the respective CLOs. If the CLOs experience a certain level of asset defaults, these fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees.

A fixed percentage asset-based management fee is considered a type of variable consideration. The amount of revenue recognized is limited to the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in future periods. The Company updates its estimate of the variable consideration each reporting period. Any uncertainty related to the variable consideration will be resolved as of the end of each reporting period. The Company attributes the management fee income to the services provided during the period because the fee relates specifically to the entity’s efforts to transfer the services for that period.

In the event management fee income is received before it is earned, deferred revenue is recorded and is included in Other liabilities in the Consolidated Statements of Financial Condition.

Incentive Income

ZAIS Group earns incentive income for investment advisory and asset management services provided to the ZAIS Managed Entities. Incentive income typically arises from investment management activities that were initially undertaken in prior reporting periods and is recognized when it is (i) contractually receivable and (ii) the Company concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when any uncertainty, which existed at the time the revenue was recognized, is resolved, which generally occurs in the quarter of, or the quarter immediately prior to, payment of the incentive income to ZAIS Group by the ZAIS Managed Entities.

The criteria for revenue recognition related to incentive income is typically met only after all contributed capital and the preferred return, if any, on that capital have been distributed to the ZAIS Managed Entities’ investors for vehicles with private equity style fee arrangements, and is typically met only after (i) any profits exceed a high-water mark for vehicles with hedge fund style fee arrangements, (ii) all contributed capital and the preferred return, if any, have been distributed to the investors in vehicles with private equity-style fee arrangements and (iii) all contributed capital and the preferred return, if any, have been distributed to the investors and subordinate management fees (if any) have been paid to the collateral manager for CLOs.

The Company primarily considers the type of assets held by each ZAIS Managed Entity, cash held by the entity, estimated future expenses and potential fluctuations in the expected realizable value of investments held by the ZAIS Managed Entity when determining whether or not it is probable that a significant reversal in the cumulative amount of revenue recognized from the entity will not occur when the uncertainty is resolved.

Reimbursement Revenue

Research and data services expenses (the “Research Costs”) and other costs (the “Other Direct Costs”) relating to the management of the ZAIS Managed Entities are paid by ZAIS Group directly to vendors for which ZAIS Group is the principal. Certain of these amounts may be reimbursable by the respective ZAIS Managed Entities per the terms of the applicable agreement. Reimbursed amounts are recorded as Reimbursement revenue in the Consolidated Statements of Comprehensive Income (Loss). Research Costs and Other Direct Costs which have not yet been collected are included in Due from related parties in the Consolidated Statements of Financial Condition.

Other Revenue

Other revenue primarily consists of consulting fees. Such consulting services are transferred over time.

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

Income and Fees Receivable

Income and fees receivable primarily includes management fee income and incentive income due from ZAIS Managed Entities, excluding the Consolidated Funds. The Company evaluates the collectability of the amounts receivable to determine whether any allowance for doubtful accounts is necessary.

Recently Issued Accounting Pronouncements Adopted by the Company

Revenue Recognition

Since May 2014, the FASB has issued ASU Nos. 2014-09, 2015-14, 2016-08, 2016-10 and 2016-12, Revenue from Contracts with Customers, which superseded previous revenue recognition guidance, including industry specific guidance. The objective of the new standard and related guidance is to clarify the principles for recognizing revenue. The Company has elected to apply the modified retrospective transition approach on January 1, 2018, the effective date of the new standard. Following this approach, the Company has applied the new standard to contracts which were open at the adoption date and will not adjust prior reporting periods. The adoption of the new standard did not result in a change in the amount and timing of revenue recognition for management fee income, incentive income, reimbursement revenue or other revenue for open contracts at the adoption date. No cumulative adjustment to revenue was required under the modified retrospective transition approach for applicable contracts at the adoption date.

Financial Instruments

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments─Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments, among other things, (i) requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (iii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables) and (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 as of January 1, 2018. The adoption of ASU-2016-01 did not have any impact on the Company’s condensed consolidated financial statements.

Share-Based Payments

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payments Accounting ("ASU 2016-09"). ASU 2016-09 simplifies accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the consolidated statement of cash flows. The Company adopted ASU 2016-09 as of January 1, 2017. The adoption of ASU 2016-09 did not have any impact on the Company’s condensed consolidated financial statements.

Statement of Cash Flows

Classification of Certain Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This ASU addresses the following eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early application is permitted, including adoption in an interim period. The Company adopted ASU 2016-15 as of January 1, 2018. The adoption of ASU 2016-15 did not have any impact on the Company’s Consolidated Statements of Cash Flows.

Presentation of Change in Cash and Cash Equivalents of Consolidated Funds

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 is effective for fiscal years and interim periods within those years beginning after December 15, 2017 and requires a retrospective approach to adoption.

The Company adopted ASU 2016-18 as of January 1, 2018. After the adoption of ASU 2016-18, changes in cash and cash equivalents of the Consolidated Funds will no longer be presented as a component of the Company's Net Cash Provided by (Used in) Operating Activities. Instead, the changes in cash and cash equivalents of the Consolidated Funds will form part of the reconciliation of the cash and cash equivalents of both the Company and the Consolidated Funds for the reporting period. The adoption of this standard does not impact the Company’s cash and cash equivalents (excluding Consolidated Funds) but is a change in presentation within the Consolidated Statements of Cash Flows. The presentation of the Consolidated Statement of Cash Flows for the three months ended March 31, 2017 has been revised to conform to the presentation for the three months ended March 31, 2018.

The impact on the presentation of the Company’s Consolidated Statements of Cash Flows for the three months ended March 31, 2017 was as follows:

Line Item	As Previously Reported	Subsequent to the Adoption of ASU2016-18
	(Dollars in thousands)

Items related to Consolidated Funds: Change in cash and cash equivalents	$17,793	$—

Net Cash Used in Operating Activities	$(17,102)	$(34,894)

Net decrease in cash and cash equivalents	$(13,256)	$(31,048)

Cash and cash equivalents, beginning of period	$38,712	$75,792

Cash and cash equivalents, end of period	$25,456	$44,744

Recently Issued Accounting Pronouncements Pending Adoption by the Company

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

3. Investments in Affiliates, at fair value

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity, which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of May 10, 2018.

The Company had investments at December 31, 2017 in two ZAIS Managed Entities that carried first loss risk in the aggregate amount of approximately $10.0 million and such amount is included in Investment in affiliates, at fair value in the Consolidated Statements of Financial Condition at December 31, 2017.

On March 12, 2018, ZAIS Group sent notice to terminate its management contracts for these two ZAIS Managed Entities effective March 16, 2018. In connection with the termination of these management contracts, ZAIS Group also requested a complete withdrawal of its investment amounts as of March 30, 2018. The withdrawals were recorded using trade date accounting. The withdrawal receivable of approximately $9.4 million is included in Withdrawals receivable in the Consolidated Statements of Financial Condition at March 31, 2018. ZAIS Group received the majority of the proceeds from the withdrawals in the second quarter of 2018 (see Note 17 – “Subsequent Events”).

At March 31, 2018 and December 31, 2017, the Company held investments in one and four unconsolidated ZAIS Managed Entities (excluding an investment in a ZAIS Managed Entity for which no capital has been called as of May 10, 2018), respectively.

The Company recorded a change in unrealized gain (loss) associated with the investments still held at the end of each period as follows:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$3	$75

Such amounts are included in Net gain (loss) on investments in affiliates in the Consolidated Statements of Comprehensive Income (Loss).

At March 31, 2018 and December 31, 2017, neither the Company’s equity investment, nor the Company’s proportionate share of the total assets of unconsolidated ZAIS Managed Entities in which the Company invested, individually or in the aggregate, exceeded 20% of the Company’s total consolidated assets. Additionally, the Company did not have any income related to these investments, individually or in the aggregate, which exceeded 20% of its total Consolidated net income, for the three months ended March 31, 2018 and March 31, 2017. As such, the Company did not present separate or summarized financial statements for any of these investees in the notes to its condensed consolidated financial statements.

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

Level 3 — Fair value is determined based on inputs that are unobservable for the investment and includes situations where there is little, if any, market activity for the asset or liability. The inputs into the determination of fair value require significant management judgment or estimation and the Company may use models or other valuation methodologies to arrive at fair value. Investments that are included in this category generally include distressed debt, less liquid corporate debt securities, non-investment grade residual interests in securitizations, collateralized debt obligations, collateralized loan obligations and certain derivative contracts. The hierarchy gives the lowest priority to Level 3.

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

The following is a description of the valuation techniques used to measure fair value:

Investments in Affiliated Securities, at fair value

CLOs - Senior Notes, Mezzanine Notes and Subordinated Notes

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

CLO Warehouses

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

The fair value of a CLO Warehouse is determined by adding the excess spread (accrued interest and delayed compensation plus interest received and any realized gain/(loss) from the sale of any loan positions during the warehouse period less financing cost, cost of carry and any applicable warehouse expenses) to the CLO Warehouse equity contributions. If it is determined, at any given time, that the securitization will not be achieved, the fair value of the CLO Warehouse will be determined based on the fair value of the underlying loan positions which are valued in a manner consistent with ZAIS Group’s valuation policy and procedures.  CLO warehouses can be exposed to credit events, mark to market changes, rating agency downgrades and financing cost changes.

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

The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis within the fair value hierarchy levels or based on net asset values, as applicable:

	March 31, 2018
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$30,019	$—	$—	$—	$30,019

Investments in affiliates, at fair value	—	—	—	158	158

Assets of Consolidated VIEs:
Investments in affiliated securities, at fair value:
ZAIS CLOs:
Senior notes	—	—	48,836	—	48,836
Mezzanine notes	—	—	31,563	—	31,563
Subordinated notes	—	—	6,675	—	6,675
Warehouse	—	—	30,121	—	30,121
Total – investments in affiliated securities, at fair value	—	—	117,195	—	117,195
Total assets, at fair value	$30,019	$—	$117,195	$158	$147,372

	December 31, 2017
	(Dollars in thousands)
	Level 1	Level 2	Level 3	Net Asset Value	Total
Assets, at fair value:
Cash equivalents	$38,980	$—	$—	$—	$38,980

Investments in affiliates, at fair value	—	—	—	10,151	10,151

Assets of Consolidated VIEs:
Investments in affiliated securities, at fair value:
ZAIS CLOs:
Senior notes	—	—	34,588	—	34,588
Mezzanine notes	—	—	24,695	—	24,695
Subordinated notes	—	—	4,876	—	4,876
Warehouse	—	—	50,752	—	50,752
Total – investments in affiliated securities, at fair value	—	—	114,911	—	114,911
Total assets, at fair value	$38,980	$—	$114,911	$10,151	$164,042

The following tables summarize the changes in the Company’s Level 3 assets and liabilities:

		Three Months Ended March 31, 2018
		(Dollars in thousands)
		Beginning Balance January 1, 2018	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Amortization of Discounts/ Premiums	Transfers to (from) Level 3	Ending Balance March 31, 2018	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at March 31, 2018
Assets:
ZAIS CLOs:
Senior notes		$34,588	$14,174	$—	$74	$—	$—	$48,836	$(74)
Mezzanine notes		24,695	6,825	—	(99)	142	—	31,563	(99)
Subordinated notes		4,876	1,851	—	219	(271)	—	6,675	179
Warehouse		50,752	32,500	(55,067)	1,936	—	—	30,121	(631)
Total investments in affiliated securities, at fair value		$114,911	$55,350	$(55,067)	$2,130	$(129)	$—	$117,195	$(477)

	Three Months Ended March 31, 2017
	(Dollars in thousands)
	Beginning Balance January 1, 2017	Initial Consolidation	Purchases/ Issuances	Sales/ Redemptions/ Settlements	Total Realized and Change in Unrealized Gains (Losses)	Amortization of Discounts/ Premiums	Transfers to (from) Level 3	Ending Balance March 31, 2017	Change in Unrealized Gains/Losses Relating to Assets and Liabilities Still Held at March 31, 2017
Assets:
First lien, senior secured loans	$389,329	$—	$93,951	$(78,690)	$(1,122)	$340	$—	$403,808	$(240)
ZAIS CLOs:
Warehouse	15,036	—	30,000	—	1,107	—	—	46,143	1,107
Total investments	$404,365	$—	$123,951	$(78,690)	$(15)	$340	$—	$449,951	867

Liabilities:
Notes payable of Consolidated CLO, at fair value	$384,901	$—	$—	$—	$6,727	$—	$—	$391,628	$6,727
Total liabilities, at fair value	$384,901	$—	$—	$—	$6,727	$—	$—	$391,628	$6,727

The Company’s policy is to record transfers between Level 1, Level 2 and Level 3, if any, at the end of the period. There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2018 or March 31, 2017.

The tables below summarize information about the significant unobservable inputs used in determining the fair value of the Level 3 assets and liabilities held by the Consolidated Funds:

Investment Type	Fair Value at March 31, 2018	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Variable Interest Entities:
ZAIS CLOs:
Warehouse	$30,121	Cost plus excess spread	Excess spread	0.40%	0.40%	0.40%	0.40%
Total – Investments in affiliated securities, at fair value	$30,121

Investment Type	Fair Value at December 31, 2017	Valuation Technique	Unobservable Input	Amount/ Percentage	Min	Max	Weighted Average
	(Dollars in Thousands)
Assets of Consolidated Variable Interest Entities:
ZAIS CLOs:
Warehouse	$50,752	Cost plus excess spread	Excess spread	1.5%	1.5%	1.5%	1.5%
Total – Investments in affiliated securities, at fair value	$50,752

At March 31, 2018 and December 31, 2017, the senior notes, mezzanine notes and subordinated notes of the ZAIS CLOs which were held by the Company were valued using independent third party pricing sources.

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

Risk Retention

The Dodd-Frank credit risk retention rules (the “U.S. Risk Retention Rules”), which became effective on December 24, 2016, apply by their terms to any newly issued CLOs or certain cases in which an existing CLO is refinanced, issues additional securities or is otherwise materially amended. The U.S. Risk Retention Rules specify that for each CLO, the relevant collateral manager must purchase and hold, unhedged, directly or through a majority-owned affiliate, either (i) 5% of the face amount of each tranche of the CLO’s securities, (ii) an amount of the CLO’s equity equal to 5% of the aggregate fair value of all of the CLO’s securities or (iii) a combination of the two for a total of 5%. The required risk must be retained until the latest of (i) the date that the CLO has paid down its securities to 33% of their original principal amount, (ii) the date that the CLO has sold down its assets to 33% of their original principal amount or (iii) the date that is two years after closing.

On February 9, 2018, the U.S. Court of Appeals for the District of Columbia Circuit held (the “DC Circuit Ruling”) that the federal agencies responsible for the U.S. risk retention rules (the “Applicable Agencies”) exceeded their statutory authority when designating the collateral manager of an open-market CLO as the securitizer of the open-market CLO. The DC Circuit Ruling became effective on April 5, 2018, after the Applicable Agencies failed to seek a rehearing from the Court of Appeals. Although the Applicable Agencies could still file a petition with the Supreme Court to review the DC Circuit Ruling no later than May 10, 2018, the Supreme Court does not grant most petitions for review and the mere filing of such a petition does not stay the effectiveness of a lower court’s ruling. Accordingly, the U.S. Risk Retention Rules do not now apply to open-market CLOs.

There have also been proposals to modify the U.S. Risk Retention Rules legislatively to eliminate their application to CLO transactions. Notwithstanding the foregoing, Congress could legislatively reverse the DC Circuit Ruling. If the U.S. Risk Retention Rules were reapplied to open-market CLOs, it can be anticipated that various unresolved questions and interpretive ambiguities would exist in their application.

The impact of the U.S. Risk Retention Rules on the loan securitization market and the leveraged loan market generally has been uncertain due to the unpredictable effects of the Rules on market expectations and the relative appeal of alternative investments not impacted by the Rules. The Rules may have resulted in a reduction of the number of collateral managers active in managing open-market CLOs, which may have resulted in fewer new issue CLOs and a reduction in the liquidity provided by CLOs to the leveraged loan market generally. However, as a result of the DC Circuit Ruling, the barriers to entry for becoming a CLO manager may be reduced. This could result in more CLO managers and increased competition for ZAIS Group. ZAIS Group is evaluating the potential impact of the DC Circuit Ruling on its business and operations.

Zephyr A-6 was formed to invest predominantly in ZAIS CLOs, including during the related warehouse period of such CLOs, in a manner compliant with the U.S. Risk Retention Rules. These CLOs are entities that issue collateralized notes which offer investors the opportunity for returns that vary commensurately with the risks they assume. The notes issued by the CLOs are generally backed by asset portfolios consisting of loans. For acting as the collateral manager for these structures, ZAIS Group receives collateral management fees comprised of senior collateral management fees, subordinated collateral management fees and incentive collateral management fees (subject to hurdle rates).

Structure

ZAIS Group owned 51% of Zephyr A-6, a “majority-owned affiliate” (as such term is defined in the Dodd-Frank Act), at December 31, 2016. On October 12, 2017 (the “Restructuring Date”), ZAIS Group and the non-ZAIS partner in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments. The total purchase price was approximately $25.0 million based on the net asset value of Zephyr A-6 as of the Restructuring Date.

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

During the three months ended March 31, 2018 and March 31, 2017, Zephyr A-6 received capital contributions from ZAIS Group and the Non-Controlling Interest in Zephyr A-6 as follows:

Three Months Ended March 31, 2018	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of December 31, 2017	$11,714	$76,135	$87,849

Capital contributions	2,667	17,333	20,000

Unfunded capital commitments as of March 31, 2018	$9,047	$58,802	$67,849

Three Months Ended March 31, 2017	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of December 31, 2016	$30,523	$29,326	$59,849

Capital contributions	6,120	5,880	12,000

Unfunded capital commitments as of March 31, 2017	$24,403	$23,446	$47,849

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

	Prior to the Restructuring Date	As of and Subsequent to the Restructuring Date
Senior Fee	In excess of 0.15%	In excess of 0.20%

The Company has determined that Zephyr A-6 is a VIE and that ZAIS Group is the primary beneficiary of Zephyr A-6 at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017. Therefore the Company consolidated Zephyr A-6 in its condensed consolidated financial statements during these periods. ZAIS Group is the primary beneficiary because it is deemed to have (i) the power to direct activities of Zephyr A-6 that most significantly impacts its economic performance and (ii) the obligation to absorb losses of Zephyr A-6 and the right to receive benefits from Zephyr A-6 that could potentially be significant to Zephyr A-6.

Investments in ZAIS CLOs

As of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017, all of Zephyr A-6’s investments consisted of ZAIS CLOs. The ZAIS CLOs invest primarily in first lien, senior secured loans.

The following is a summary of Zephyr A-6’s investments in ZAIS CLOs at the respective closing date of the ZAIS CLO:

					Economic Interest at the Closing Date
CLO	Warehouse Period Start Date	Pricing Date	Closing Date	CLO Maturity Date	Senior Notes and Mezzanine Notes	Subordinate Notes	Weighted Average

ZAIS CLO 5	October 1, 2015	September 23, 2016	October 26, 2016	October 2028	2.1%	31.8%	5.0%

ZAIS CLO 6, Ltd. (“ZAIS CLO 6”)	November 18, 2016	May 3, 2017	June 1, 2017	July 2029	5.0%	5.0%	5.0%

ZAIS CLO 7, Ltd. (“ZAIS CLO 7”)	June 12, 2017	September 11, 2017	October 19, 2017	April 2030	7.0%	5.0%	6.8%

ZAIS CLO 8, Ltd. (“ZAIS CLO 8”)	October 16, 2017	February 6, 2018	March 8, 2018	April 2029	5.1%	5.0%	5.1%

ZAIS CLO 9, Ltd. (“ZAIS CLO 9”)	January 29, 2018	—	—	—	—	—	—

In February 2018, Zephyr A-6 sold its preferred shares of ZAIS CLO 8 which it held during the warehouse period. On March 8, 2018, Zephyr A-6 received sales proceeds of $50.0 million and a dividend of approximately $2.6 million relating to income and gains during the ZAIS CLO 8 warehouse period.

The Company determined that ZAIS CLO 6, ZAIS CLO 7 and ZAIS CLO 8 were VIEs and that the Company is not the primary beneficiary of these ZAIS CLOs based on Zephyr A-6’s minimal investment in the subordinated notes of the ZAIS CLOs and the fee arrangement not constituting a variable interest. Therefore, the Company was not required to consolidate these ZAIS CLOs in its financial statements as of March 31, 2018 and December 31, 2017 or for the three months ended March 31, 2018 and March 31, 2017.

ZAIS CLO 5

Zephyr A-6 had an investment in ZAIS CLO 5 during the three months ended March 31, 2017.

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

In February 2017 Zephyr A-6 sold its interest in the Class A-1 tranche of ZAIS CLO 5 for a sales price of approximately $5.4 million and recognized a loss of approximately $81,000. Such amount is included in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017. The sale was not to a related party.

The Company consolidated ZAIS CLO 5 in its financial statements for the period from October 26, 2016 through August 10, 2017. On August 10, 2017 Zephyr A-6 sold all of its remaining interests in ZAIS CLO 5, to an unrelated party. Subsequent to the sale, a wholly owned subsidiary of ZAIS continued as the collateral manager for ZAIS CLO 5. Since the fee arrangement with ZAIS CLO 5 does not constitute a variable interest on its own, ZAIS Group deconsolidated ZAIS CLO 5 as of August 10, 2017, the date on which ZAIS sold its remaining interests in the entity.

Warehouse Periods

During the warehouse periods, the ZAIS CLOs finance the majority of their loan purchases using warehouse facilities. The Company determined that it is not the primary beneficiary of CLO Warehouses, which are VIEs, because the financing counterparty must approve all significant financing requests and, as a result, the Company does not have the power to direct activities of the entity that most significantly impacts its economic performance. Therefore, Zephyr A-6’s investments in the ZAIS CLOs did not meet the consolidation criteria during the respective warehouse periods.

ZAIS Upsize Acquisition 1, Ltd. (“ZAIS Upsize Acquisition 1”)

ZAIS Upsize Acquisition 1 was formed on January 10, 2018 for the purpose of refinancing the notes issued by an existing ZAIS CLO 1, Limited. ZAIS Upsize Acquisition 1, which invests primarily in first lien senior secured loans, was in the warehouse phase from its inception date, through May 10, 2018. During this period, ZAIS Upsize Acquisition 1 financed the majority of its loan purchases using its warehouse facility. On January 24, 2018, Zephyr A-6 contributed $2.5 million to ZAIS Upsize Acquisition 1 and on March 15, 2018 it sold its interest in ZAIS Upsize Acquisition 1 to the other initial investor in ZAIS Upsize Acquisition 1 and as a result received proceeds of $2.5 million. The sale was not to a related party.

Zephyr A-6 contributed the following amounts to the following ZAIS CLOs during their warehouse periods:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
ZAIS CLO 6	$—	$30,000
ZAIS CLO 9	30,000	—
ZAIS Upsize Acquisition 1	2,500	—
Total	$32,500	$30,000

Master Repurchase Agreement

On October 16, 2017, Zephyr A-6 entered into a master repurchase agreement with a single counterparty for a maximum of $200.0 million of financing (the “Master Repurchase Agreement”). Subject to the terms and conditions of the Master Repurchase Agreement, the parties may enter into transactions for the counterparty to purchase eligible securities from Zephyr A-6 on such terms agreed upon by the parties. During the term of a transaction entered into under the Master Repurchase Agreement, Zephyr A-6 will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. Upon termination of a transaction, Zephyr A-6 will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. Upfront fees associated with the Master Repurchase Agreement in the amount of approximately $459,000 were prepaid of which approximately $9,000 was expensed during the three months ended March 31, 2018. The unamortized upfront fees of approximately $443,000 are reported as a direct deduction from the outstanding borrowings of the repurchase agreement in the Consolidated Statements of Financial Condition at March 31, 2018. The Master Repurchase Agreement may be terminated at any time by either party upon providing the requisite notice to the other party.

As of March 31, 2018 and December 31, 2017, the available funding under the Master Repurchase Agreement was approximately $154.1 million.

The following table presents the remaining contractual maturity of Zephyr A-6’s Master Repurchase Agreement and the amounts outstanding as of March 31, 2018 and December 31, 2017:

Remaining Contractual Maturity of the Master Repurchase Agreement	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Collateralized Loan Obligations(1):
Senior debt tranches	$34,431	$34,431
Mezzanine debt tranches	11,512	11,512
Total (2)	$45,943	$45,943

(1) Maturities are set to match the maturities of the underlying collateral and are greater than one year.

(2) Amounts represent the outstanding borrowings before deducting unamortized upfront fees.

The fair value of the securities pledged as collateral under the Master Repurchase Agreement was approximately $46.2 million and $46.1 million at March 31, 2018 and December 31, 2017, respectively. The Company includes the fair value of the securities pledged by Zephyr A-6 in Investments in affiliated securities, at fair value in the Consolidated Statements of Financial Condition. Zephyr A-6 receives the coupon payments for the pledged securities.

Due to the short term nature of these borrowings at variable interest rates, the carrying amount approximates fair value (if fair valued, the carrying amount would be classified as level 2 in the fair value measurement hierarchy described above). Zephyr A-6 pays interest to the counterparties at a rate based on the weighted average interest rate of the underlying securities that have been pledged as collateral plus a spread of 0.50% on the periodic roll over dates.  As of March 31, 2018 and December 31, 2017, the accrued interest due to the counterparty was approximately $369,000 and $299,000, respectively. Such amounts are included in Liabilities of Consolidated Variable Interest Entities – Other Liabilities in the Consolidated Statements of Financial Condition.

In general, Zephyr A-6 can sell any of the underlying securities that have been pledged as collateral at any time, subject to certain fees.  Other than margin requirements, the Master Repurchase Agreement is not subject to additional terms or contingencies which would expose Zephyr A-6 to additional obligations based upon the performance of the securities pledged as collateral. The weighted average effective interest rate for repurchase agreements entered into under the Master Repurchase Agreement was approximately 3.9% and 3.6% at March 31, 2018 and December 31, 2017, respectively.

The following tables present both gross and net information regarding the repurchase agreements, entered into under the Master Repurchase Agreement including amounts eligible for offset with the related collateral in the Consolidated Statements of Financial Condition in the event of default:

As of March 31, 2018
				Gross amounts not offset in the Consolidated Statements of Financial Condition (a)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amount of assets (liabilities) presented in the Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount

Repurchase agreement	$(45,943)	$—	$(45,943)	$45,943	$—	$—

As of December 31, 2017
				Gross amounts not offset in the Consolidated Statements of Financial Condition (a)
Description	Gross amounts of recognized assets (liabilities)	Gross amounts offset in the Consolidated Statements of Financial Condition	Net amount of assets (liabilities) presented in the Consolidated Statements of Financial Condition	Financial Instruments	Cash Collateral	Net Amount

Repurchase agreement	$(45,943)	$—	$(45,943)	$45,943	$—	$—

(a)	The sum of the financial instruments and cash collateral not offset in the Consolidated Statements of Financial Condition may exceed the repurchase balance. Where this is the case, the total amounts reported in these two columns are limited to the outstanding balance of the repurchase agreement.

Consolidated VIEs

At March 31, 2018 and December 31, 2017 the Consolidated Funds consist of only Zephyr A-6. All of the assets and liabilities of the Consolidated Funds are presented separately in the Consolidated Statements of Financial Condition.

The assets presented belong to the investors of Zephyr A-6 and are available for its use. These assets are not available for use by the Company. Zephyr A-6 does not have recourse to the general credit of ZAIS Group with respect to any liability.

Net gain (loss) of Consolidated Funds’ Investments

Net gain (loss) related to Zephyr A-6’s investments in ZAIS CLOs include the following:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Distributions of income and gains during the warehouse period upon closing of ZAIS CLOs	$2,567	$—
Net Change in unrealized gain or loss and net realized gains	(437)	1,107

Net gain (loss) of Consolidated Funds’ investments in affiliated securities	$2,130	$1,107

Unconsolidated VIEs

At March 31, 2018 and December 31, 2017, the Company’s unconsolidated VIEs consist of the Company’s investments in certain ZAIS Managed Entities as well as the Consolidated Fund’s investments in certain ZAIS CLOs.

The assets recognized in the Company’s Consolidated Statements of Financial Condition for unconsolidated VIEs in which the Company has a variable interest and the Company’s maximum exposure to loss from these entities are as follows:

Financial Statement Line Item	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Income and fees receivable	$944	$1,082
Investments in affiliates, at fair value	158	5,150
Due from related parties	9	24

Assets of Consolidated Variable Interest Entities:
Investments in affiliated securities, at fair value	117,195	114,911
Maximum exposure to loss	$118,306	$121,167

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

6. Management Fee Income and Incentive Income

The Company’s management fee income and incentive income are recognized in accordance with its revenue recognition policies disclosed in Note 2 – “Basis of Presentation and Summary of Significant Accounting Policies”. The amounts of revenue recognized for the three months ended March 31, 2018 under the new revenue standard adopted on January 1, 2018 were the same as those that would have been recognized under the previous revenue recognition guidance.

The following tables present the general fee ranges earned, the gross amounts of management fee income and incentive income earned prior to eliminations due to consolidation of the Consolidated Funds and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

		Three Months Ended March 31, 2018
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income(1)(3)
Funds and accounts	0.50% - 1.25%	$2,723	$—	$2,723
CLOs	0.15% - 0.50%	2,340	—	2,340
Total		$5,063	$—	$5,063

Incentive Income(1)(2)(3)
Funds and accounts	10% - 20%	$134	$—	$134
CLOs	20%	12	—	12
Total		$146	$—	$146

		Three Months Ended March 31, 2017
		( Dollars in thousands )
	Fee Range	Gross Amount	Elimination	Net Amount
Management Fee Income(1)(3)
Funds and accounts	0.50% - 1.25%	$2,613	$—	$2,613
CLOs	0.15% - 0.50%	494	—	494
Total		$3,107	$—	$3,107

Incentive Income(1)(2)(3)
Funds and accounts	10% - 20%	$287	$—	$287
CLOs	20%	10	—	10
Total		$297	$—	$297

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fees rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed entities is subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	ZAIS Group does not earn management fee income on certain ZAIS Managed Entities in which it had made investments that carried first loss risk. ZAIS Group receives distributions of its pro rata share of the gains and losses related to its investments in these ZAIS Managed Entities and incentive income equal to 50% of the net investment gains for the management of these ZAIS Managed Entities. The Company recognized incentive fee income from these ZAIS Managed Entities of approximately $117,000 and $276,000 for the three months ended March 31, 2018 and March 31, 2017, respectively. As a result of the termination of these management contracts, the Company will no longer earn incentive income from the two ZAIS Managed Entities effective April 1, 2018.

Management fee income and incentive income which was accrued, but not received is as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

Accrued Management fee income	$2,942	$2,837
Accrued Incentive income	5	6,026
Total	$2,947	$8,863

Such amounts are included in Income and fees receivable in the Consolidated Statements of Financial Condition.

The Company did not recognize any bad debt expense related to the management fee income or incentive income for the three months ended March 31, 2018 and March 31, 2017. The Company believes all income and fees receivable balances are deemed to be fully collectible.

Fee Rebates

The following tables present the gross amount of the Rebated Fees prior to eliminations due to the consolidation of Zephyr A-6 and the net amount reported in the Company’s Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended March 31, 2018
	( Dollars in thousands)
	Gross Amount	Elimination	Net Amount
Rebated Fees	$530	$(530)	$—
Total	$530	$(530)	$—

There were no Rebated Fees for the three months ended March 31, 2017.

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

Fees Payable

Fees payable represents a fee credit due to an investor in one of the ZAIS Managed Entities for the fees charged to that investor on their investment balance in another ZAIS Managed Entity. The following credits are recorded as a direct reduction to Management fee income and Incentive income in the Consolidated Statements of Comprehensive Income (Loss):

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)

Management fee income credit	$64	$63
Total	$64	$63

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

Total interest expense is included in Other income (expense) in the Consolidated Statements of Comprehensive Income (Loss) and was as follows:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$—	$3

8. Compensation

The following table presents a detailed breakout of the Company’s compensation expense:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)

Salaries	$2,357	$2,336
Bonus	2,725	3,177
Severance	202	72
Equity-Based Compensation	71	1,112
Payroll taxes and benefits	731	727
Total	$6,086	$7,424

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

Aggregate future payments pursuant to the Bonus Agreements and Guarantee Agreements for the period from April 1, 2018 to December 31, 2018 and the three years subsequent to December 31, 2018, are approximately as follows:

(Dollars in thousands)

Period from April 1, 2018 to December 31, 2018	$—

Year ended December 31,
2019	1,360
2020	1,360
2021	903
Total	$3,623

As of March 31, 2018, there are no future payments due subsequent to February 2021.

The amount to be paid during 2019 in the table above includes approximately $0.11 million which has been recognized as an expense for the three months ended March 31, 2018. Such amount is included in Compensation payable in the Consolidated Statements of Financial Condition and Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss). The remaining balance of approximately $1.25 million will be recognized as an expense during the period from April 1, 2018 through February 28, 2019 subject to forfeitures as described above.

 Other

Pursuant to the Legal Advisor Agreement (see Note 12 – “Commitments and Contingencies”), Howard Steinberg, the Company’s former General Counsel, received a payment of $450,000 on February 28, 2017. This payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017.

On April 5, 2017, the Company provided a retention award (the “Retention Award”) to Michael Szymanski, the Company’s Chief Executive Officer in recognition of the importance of retaining his services as the Chief Executive Officer of the Company and its operating subsidiary, ZAIS Group, and in connection with the Company’s review of strategic alternatives to enhance shareholder value. Under the Retention Award, which was approved by the Compensation Committee, Mr. Szymanski received a cash retention payment of $500,000 on each of June 30, 2017 and September 30, 2017 and was entitled to receive a cash retention payment of $500,000 on a date within five business days following the closing date of a “Transaction” as defined in the Retention Award or otherwise as determined by the Board of Directors of the Company. On November 7, 2017, the Compensation Committee determined that Mr. Szymanski would receive the final $500,000 Retention Award payment on February 28, 2018. Mr. Szymanski would be entitled to such payments provided he remained employed by the Company on such dates, or if he had been removed as the Company’s Chief Executive Officer or his employment terminated for reasons other than for cause prior to such dates. Effective January 5, 2018, Mr. Szymanski resigned as Chief Executive Officer, President and a Director of the Company. In connection with his resignation, Mr. Szymanski entered into a Release Agreement with ZAIS Group (the “Szymanski Release Agreement”) wherein he agreed to a full release of claims against, and covenant not to sue, ZAIS Group and its affiliates, in exchange for the Company’s agreement to (i) pay the last installment of Mr. Szymanski’s Retention Award which he would have otherwise forfeited and (ii) waive the six-month covenant not to compete and modify the 12-month covenant not to solicit otherwise applicable to Mr. Szymanski. The aggregate amount of retention payments paid to Mr. Szymanski under the Retention Award was $1.5 million. The last installment of $500,000 was paid on February 28, 2018 and the portion related to the service period from January 1, 2018 to February 28, 2018, approximately $200,000, is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018.

Points

ZAIS Group had entered into agreements in previous years with certain of its employees whereby certain current and former employees were granted rights to participate in a portion of the incentive income received from certain ZAIS Managed Entities (referred to as “Points Agreements”). There are currently outstanding Points Agreements relating to one ZAIS Managed Entity and ZAIS Group does not anticipate awarding additional Points Agreements. The Company did not incur any compensation expense relating to the Points Agreements for the three months ended March 31, 2018 and March 31, 2017.

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

The Company measures the expense associated with these awards based on the fair value on the grant date adjusted for estimated forfeitures. This expense is being amortized equally over the vesting periods and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date. The grant date fair value of these B-0 Units is based on the market value of the Company’s shares on the grant date.

During December 2016, all holders of Class B-0 Units accepted an offer made by ZGP on December 1, 2016 (the “Proposal”) whereby holders of unvested Class B-0 Units could receive in consideration for the cancellation of their Class B-0 Units, at the holder’s option, either (a) RSUs of ZAIS, on a one-for-one basis, or (b) an amount of cash per Class B-0 Unit cancelled (the “Cash Amount”) equal to $1.92, which was the average of the daily closing prices of Class A Common Stock of ZAIS for the three calendar months ended November 30, 2016. On December 30, 2016, the expiration of the Proposal, 899,674 unvested Class B-0 Units were cancelled in consideration for 899,674 RSUs under the 2015 Stock Plan and 133,559 unvested Class B-0 Units were cancelled in consideration for the right to receive approximately $256,000 in cash.

These RSUs vested on March 17, 2017, the same date that the Class B-0 Units were scheduled to vest. The RSUs entitled the holders to receive ZAIS Class A Common Stock, which was issued, subject to applicable wage withholding requirements, immediately upon the vesting of the RSUs. In consideration of the issuance of such stock by ZAIS to the employees of ZGP’s subsidiary, ZAIS Group, ZGP issued a number of Class A Units to ZAIS equal to the number of shares of stock that were issued to the holders of RSUs.

The Cash Amount was paid by ZAIS Group to the holders, subject to applicable wage withholding requirements, on March 22, 2017.

 The Company incurred the following compensation expense relating to the Class B-0 Units cancelled in consideration for the receipt of RSUs or cash by amortizing the remaining expense over the remaining vesting period which ended on March 17, 2017:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$—	$1,059

This expense is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

RSUs

Non-employee directors of ZAIS receive RSUs pursuant to the 2015 Stock Plan as a component of their annual compensation for their service as directors of ZAIS. The awards are unvested at the time they are granted and, as such, are not entitled to any dividends or distributions from ZAIS or other material rights until such RSUs vest. The RSUs vest in full on the one-year anniversary of the grant date. Upon vesting ZAIS will issue the recipient shares of Class A Common Stock equal to the number of vested RSUs. The Company is measuring the expense associated with these awards based on the fair value on the grant date adjusted for estimated forfeitures. This expense is being amortized equally over the one-year vesting period and adjusted on a cumulative basis for changes in estimated forfeitures at each reporting date. The grant date fair value of these RSUs is based on the fair value of the Company’s shares on the grant date.

The following table presents the RSUs granted to non-employee directors during the period from January 1, 2016 through March 31, 2018 and the corresponding grant date fair value and vesting date:

RSU Grant Date	Number of RSUs Issued	Fair Value per RSU on Grant Date	RSU Vesting Date
April 21, 2016	30,942	$3.22	April 21, 2017
November 1, 2016	74,331	$1.73	November 1, 2017
May 9, 2017	63,219	$2.19	May 9, 2018
November 7, 2017	40,464	$3.67	November 7, 2018

On March 17, 2017, the 899,674 RSUs granted in connection with the Proposal (see “Class B-0 Units” above) vested. The fair value of the consideration was $2.1 million based on the closing stock price of the Company’s Class A Common Stock on March 17, 2017 and the gross amount of RSUs that vested. The Company issued 548,923 shares of its Class A Common Stock, on a net basis (to account for applicable wage withholding requirements), to the holders who elected to cancel their Class B-0 Units in substitution for RSUs. The applicable wage withholding requirement of approximately $0.8 million was recorded as a reduction of Additional paid-in-capital in the Consolidated Statements of Changes in Equity and Non-controlling Interests.

The following table presents the RSU activity:

	Three Months Ended March 31,
	2018		2017
	Number of RSUs	Weighted Average Grant Date Fair Value per Unit	Number of RSUs	Weighted Average Grant Date Fair Value per Unit
Balance at beginning of period:	103,683	$2.77	1,004,947	$8.60
Vested	—	—	(899,674)	9.33
Balance at end of period	103,683	2.77	105,273	2.17

The Company incurred compensation expense relating to the non-employee RSUs as follows:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$71	$53

The remaining expense and vesting periods for the RSUs outstanding at March 31, 2018 are as follows:

Grant Date	Number of RSUs Outstanding	Remaining Expense	Remaining Vesting Period
		(in thousands)	(in years)

May 9, 2017	63,219	$15	0.11
November 7, 2017	40,464	90	0.61
Total	103,683	$105

The expense relating to these RSUs is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

9. Income Taxes

ZAIS is taxable as a corporation for U.S. tax purposes while ZGP and its subsidiaries operate as pass-through entities for U.S. income tax purposes not subject to entity level income taxes. Accordingly, the Company’s condensed consolidated financial statements include U.S. federal, state and local income taxes on ZAIS’s allocable share of the consolidated results of operations, as well as taxes payable to jurisdictions outside the U.S related to the foreign subsidiaries.

On December 22, 2017, new tax reform legislation became effective for January 1, 2018. The new legislation, among other things, reduced the corporate tax rate from a graduated set of rates with a maximum 35 percent tax rate to a flat 21 percent tax rate and also made changes to the net operating loss (NOL) utilization rules.

Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and the enactment date for U.S. GAAP is the date a new bill is signed into law. Deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment of the new tax reform legislation, ZAIS measured its deferred tax balances based upon the new 21% tax rate and re-assessed its valuation allowance due to tax reform to continuing operations in the tax provision.

The Company recorded an income tax (benefit) expense of $4,000 and $5,000 for the three months ended March 31, 2018 and March 31, 2017 respectively, related solely to foreign taxes payable to jurisdictions outside the U.S. related to Company’s foreign subsidiary.

As a result of the variations each quarter in the relationship between pre-tax income and income tax expense, the Company utilizes the actual effective tax rate for each interim period being presented to calculate the tax (benefit) or expense. The following is a reconciliation of the U.S. statutory federal income tax to the Company’s effective tax:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Income tax (benefit) expense at the US federal statutory income tax rate	$(593)	$(1,846)
State and local income tax, net of federal benefit	(242)	(233)
Foreign Tax	4	5
Effect of permanent differences	329	1
Income attributable to non-controlling interests in Consolidated Funds not subject to tax	(581)	(275)
Income attributable to non-controlling interests in ZGP not subject to tax	381	707
Equity compensation shortfall adjustment		1,948
Valuation Allowance	706	(302)
Total	$4	$5

The Company’s effective tax for the periods presented above includes a benefit attributable to the fact that the Company’s subsidiaries operate as limited liability companies and limited partnerships which are treated as pass-through entities for U.S. federal and state income tax purposes. Accordingly, the Company’s condensed consolidated financial statements include U.S. federal, state and local income taxes on the Company’s allocable share of the consolidated results of operations. The tax liability or benefit related to the partnership income or loss not allocable to the Company rests with the equity holders owning such non-controlling interests in ZAIS subsidiaries. The effective tax for the period is also impacted by permanent differences for transaction related costs that are not deductible for tax. Due to the full valuation allowance, the net effective tax represents the taxes accrued related only to the Company’s operations in jurisdictions outside the U.S.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and are reported in the accompanying Consolidated Statements of Financial Condition. These temporary differences result in taxable or deductible amounts in future years. The Company's deferred tax assets and liabilities were measured at the enacted rate of 21%., As of March 31, 2018 and December 31, 2017, the Company had total deferred tax assets (“DTA”) of approximately $5.2 and $4.5 million respectively related to net operating losses and other temporary differences related to the Company’s allocable share of the consolidated results of operations as well as Company’s net operating losses and development stage start-up expenses incurred during the period from its inception and prior to the closing of the Business Combination with ZGP. The Company has established a full valuation allowance on the DTA at March 31, 2018 and December 31, 2017.

The Company’s net operating loss (“NOL”) as of December 31, 2017 can be carried forward for 20 years. Federal NOLs for tax years beginning Jan 1, 2018 can be carried forward indefinitely although there are limitations on the amounts of these NOLs that a corporation may deduct in a single tax year. As of March 31, 2018, the Company has estimated federal and state income tax NOL carryforwards, which will expire as follows:

(Dollars in thousands)
2032	$1
2033	83
2034	122
2035	5,990
2036	1,703
2037	4,773
Indefinite carry forward - Federal	2,571
Total	$15,243

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of March 31, 2018, the Company has determined that the current management business forecasts do not support the realization of net deferred tax assets recorded for the Company. The Company has reported a net book loss for the three months ended March 31, 2018 and it is anticipated that expenses will exceed revenues for the remainder of 2018 as was the case in each of the tax years 2015, 2016 and 2017. While the Company continues to work to grow its AUM, explore business development opportunities, and intends to pursue various initiatives with potential to alter the operating loss trend, including closing the going private transaction, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend.

Accordingly, management believes that it is not more likely than not that the Company’s deferred tax asset will be realized, and the Company has established a full valuation allowance against the deferred tax asset as of March 31, 2018.

The Company intends to continue maintaining a full valuation allowance on its deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the allowance.

The Company’s primary jurisdictions in which it and its subsidiaries file tax returns are the United States, New Jersey, New York, California and the United Kingdom. In the normal course of business, the Company is subject to examination by federal and certain state, local and foreign tax authorities. With a few exceptions, as of March 31, 2018, the Company’s U.S. federal, state, local and foreign income tax returns for the years 2014 through 2017 are open under the general statute of limitations provisions and therefore subject to examination. Currently, the Company is not under examination of any tax authorities.

The Company does not believe it has any significant uncertain tax positions. Accordingly, the Company did not record any adjustments or recognize interest expense for uncertain tax positions for the three months ended March 31, 2018 and 2017, respectively. In the future, if uncertain tax positions arise, interest and penalties will be accrued and included in the Income tax (benefit) expense on the Consolidated Statements of Comprehensive Income (Loss).

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

As of March 31, 2018 there have been no exchanges of Units for Class A common stock and the Company has not recorded a deferred tax asset for the future amortization of tax basis of the tangible and intangible assets of ZGP. Accordingly, the Company has not recorded a related tax receivable agreement liability in due to related parties in the consolidated statements of financial condition for the expected payments under the Tax Receivable Agreement.

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

ZAIS Group did not charge management fees or incentive fees on investments made in the ZAIS Managed Entities (excluding CLOs) by ZAIS Group’s principals, executives, employees and other related parties. The total amount of investors’ capital balances that are not being charged management fees or incentive fees were approximately as follows:

March 31, 2018		December 31, 2017
(Dollars in thousands)

$7,427	(1)(2)	$12,610	(1)

(1) In order to finance a portion of the purchase of the Company’s Class A Common Stock pursuant to the Share Purchase Agreement, Mr. Zugel and various trusts for which relatives of Mr. Zugel are the beneficiaries have withdrawn approximately $4.3 million and $5.5 million of interests from the Domestic Feeder on March 31, 2018 and December 31, 2017, respectively.

(2) In order to finance a portion of the purchase of the Company’s Class A Common Stock pursuant to the Share Purchase Agreement, Sonia Zugel, Mr. Zugel’s spouse, has indicated an intention to withdraw approximately $1.7 million of interests from the Domestic Feeder effective September 30, 2018. The capital balance presented has not been reduced for this withdrawal request.

Additionally, certain ZAIS Managed Entities, with existing fee arrangements, have investments representing 100% of the subordinated notes of (i) ZAIS CLO 2, Limited (“ZAIS CLO 2”) at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017 and (ii) ZAIS CLO 1, Limited (“ZAIS CLO 1”) for the three months ended March 31, 2017. Therefore, ZAIS Group did not earn management fees or incentive fees from these ZAIS CLOs for these periods. The total amounts of CLO AUM that are not being charged fees were approximately as follows:

March 31, 2018	December 31, 2017
(Dollars in thousands)

$296,633	$296,413

The amounts due from the ZAIS Managed Entities for Research Costs and Other Direct Costs are as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

Research Costs	$256	$464
Other Direct Costs	338	334
Total	$594	$798

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

The Company has recorded the following expense related to the Consulting Agreement:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$—	$105

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

There were no amounts payable to Mr. Ramsey pursuant to the Consulting Agreement at March 31, 2018 or December 31, 2017.

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

Ms. Tracy Rohan

ZAIS Group is a party to a consulting agreement with Ms. Tracy Rohan (“Ms. Rohan”), Mr. Zugel’s sister-in-law, pursuant to which Ms. Rohan provides services to ZAIS Group relating to event planning, promotion, web and print branding and related services. Pursuant to the consulting agreement, Ms. Rohan earns approximately $106,000 annually (based on the GBP conversion rate as of March 31, 2018). The Company recognized the following amounts for her services:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$27	$24

The expense is included in General, administrative and other expenses in the Consolidated Statements of Comprehensive Income (Loss).

Amounts payable to Ms. Rohan pursuant to the consulting agreement are as follows:

March 31, 2018	December 31, 2017
(Dollars in thousands)

$9	$17

Such amounts are included in Other liabilities in the Consolidated Statements of Financial Condition.

11. Property and Equipment

Property and equipment consist of the following:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)

Office equipment	$3,380	$3,277
Leasehold improvements	1,883	606
Furniture and fixtures	721	573
Software	412	412
	6,396	4,868
Less accumulated depreciation and amortization	(4,605)	(4,590)
Total	$1,791	$278

 The Company recognized depreciation and amortization expense as follows:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$16	$40

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

The Company incurred the following expenses pursuant to the engagement agreement:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$—	$46

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

The Company incurred the following expenses pursuant to the Legal Advisor Agreement:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$157	$450

Such amounts (excluding the February 2017 Payment) are included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). The February 2017 Payment is included in Compensation and benefits in the Consolidated Statements of Comprehensive Income (Loss).

Engagement Agreement with Houlihan Lokey Capital, Inc.

On September 27, 2017, the Company and the Special Committee of the Board of Directors entered into an investment banking agreement (the “Investment Banking Agreement”) with Houlihan Lokey, Inc. (“Houlihan Lokey”) pursuant to which the Special Committee of the Board of Directors retained Houlihan Lokey as its financial adviser in connection with the potential transaction between the Company and Z Acquisition. Pursuant to the Investment Banking Agreement, Houlihan Lokey is entitled to an aggregate fee of $800,000 for its services, of which $250,000 was paid to Houlihan Lokey upon its engagement (the “Houlihan Lokey Retainer Payment”), and $350,000 (plus $15,990 in expense reimbursement) was paid to Houlihan Lokey upon delivery of its opinion, dated January 11, 2018, to the Special Committee (the “Houlihan Lokey Opinion Payment”). An additional $200,000 payment is contingent upon consummation of the Merger. In addition, the Company has agreed to reimburse Houlihan Lokey for certain expenses and to indemnify Houlihan Lokey, its affiliates and certain related parties against certain liabilities and expenses, including certain liabilities under the federal securities laws, arising out of or related to Houlihan Lokey’s engagement.

The Houlihan Lokey Opinion Payment is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018.

Consulting Agreement

On January 4, 2018, the Company entered into a Consulting Agreement with Mr. Szymanski pursuant to which, effective January 6, 2018, Mr. Szymanski commenced providing consulting services to the Company and ZAIS Group to be provided through February 28, 2018 for a monthly consulting fee equal to $50,000 payable in advance and the reimbursement of all reasonable expenses. For the three months ended March 31, 2018 the Company paid Mr. Szymanski $100,000 pursuant to the agreement. Such amount is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss).

Capital Commitments

At each of March 31, 2018 and December 31, 2017, the Company had committed a total of $20.0 million of equity capital to Zephyr A-6, a Consolidated Fund that was established to invest predominantly in ZAIS CLOs in compliance with the risk retention requirements of the Dodd-Frank Act, effective at the time of the formation of Zephyr A-6. The Company’s total contributions to Zephyr A-6 as of December 31, 2017 and March 31, 2018 were as follows:

March 31, 2018	December 31, 2017
(Dollars in thousands)

$10,954	$8,287

 In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of May 10, 2018.

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

New Jersey

On August 31, 2017, ZAIS Group executed a lease for new office space in Holmdel, New Jersey (the “New Lease”). The Company took possession of the space on April 15, 2018 at which time rent commenced. The lease has an expiration date of April 2025 and provides for the Company to extend the lease term for one five year period commencing on the first day following the expiration of the lease. The fixed rent during the renewal period will be based on the fair market rent at the time of the renewal. The Company expects to move into the space during the second quarter of 2018.

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

Rent Expense

The Company recognizes rent expense related to its operating leases on a straight-line basis over the lease term and is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss). The Company incurred rent expense as follows:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$179	$215

Aggregate future minimum annual rental payments for the period from April 1, 2018 to December 31, 2018 and the five years subsequent to December 31, 2018 and thereafter, including rental payments due under the New Lease, are approximately as follows:

Period	(Dollars in thousands)

Period from April 1, 2018 through December 31, 2018:	286

Year Ending December 31,
2019	326
2020	398
2021	405
2022	412
2023	418
Thereafter	550
Total	2,795

Litigation

From time to time, ZAIS Group may become involved in various claims, formal regulatory inquiries and legal actions arising in the ordinary course of business. The Company discloses information regarding such inquiries if disclosure is required pursuant to accounting and financial reporting standards.

Other Contingencies

In the normal course of business, ZAIS Group enters into contracts that provide a variety of indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any exposure to ZAIS Group under these arrangements could involve future claims that may be made against ZAIS Group. The Company has received a claim for indemnification from R. Bruce Cameron, a former director of the Company, in connection with a complaint that was filed by Parsifal Partners B, LP against Mr. Zugel, Mr. Szymanski, R. Bruce Cameron, the Company and Berkshire Capital Securities LLC.

The Company incurred the following expenses related to the indemnification claim:

Three Months Ended March 31,
2018	2017
(Dollars in thousands)

$3	$—

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

The Company issued the following Class A Common Stock related to RSUs which vested:

Three Months Ended March 31,
2018	2017

—	548,923

2015 Stock Plan

A summary of the Class A Common Stock which the Company may issue pursuant to the 2015 Stock Plan is as follows:

Total shares which may be issued pursuant to the plan	2,080,637

Total shares issued through March 31, 2018	684,196

Total shares available for issuance at March 31, 2018	1,396,441

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

At each of March 31, 2018 and December 31, 2017, 20,000,000 shares of Class B Common Stock were held by an irrevocable voting trust of which Mr. Zugel is the sole trustee (the “ZGH Class B Voting Trust”). Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by the Company’s stockholders.

Class A Units

At each of March 31, 2018 and December 31, 2017, ZAIS’s ownership of the Class A Units was 67.5%. The remaining Class A Units of ZGP are held by the ZGP Founder Members.

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

There were no Class A Units issued to ZAIS during the three months ended March 31, 2018 and 548,923 Class A Units issued to ZAIS during the three months ended March 31, 2017.

Subject to certain restrictions, the ZGP Founder Members’ Class A Units may be exchanged for shares of Class A Common Stock of ZAIS on a one-for-one basis (subject to certain, if any, adjustments to the exchange ratio) or, at ZAIS’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement that ZAIS entered into with ZGP, the ZGP Founder Members and the other parties thereto (the “Exchange Agreement”).

Class B Units

ZGP may issue up to 6,800,000 Class B units (“Class B Units”) at any time during the five year period following the closing of the Business Combination. These units are comprised of 1,600,000 Class B-0 and 5,200,000 Class B units which are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units. A portion of the Class B-0 Units were awarded but subsequently (i) forfeited or (ii) cancelled (see Note 8 – “Compensation”) in consideration for the right to receive RSUs or cash. These Class B-0 Units are still available for re-issuance. The Class B-1, Class B-2, Class B-3 and Class B-4 Units, once issued, vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the closing of the Business Combination ranging from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

Subject to certain restrictions, all of the vested Class B Units (but not any unvested Class B Units) may be exchanged for shares of Class A Common Stock of ZAIS on a one-for-one basis (subject to certain, if any, adjustments to the exchange ratio) or, at ZAIS’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement.

There were no Class B-1, Class B-2, Class B-3 or Class B-4 Units awarded during the three months ended March 31, 2018 or March 31, 2017 and no Class B Units currently are issued and outstanding.

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

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except shares and per share amounts)
Numerator:
Consolidated Net Income (Loss), attributable to ZAIS Group Holdings, Inc. Class A common stockholders (Basic)	$(3,777)	$(4,162)
Effect of dilutive securities:
Consolidated Net Income (Loss), attributable to non-controlling interests in ZGP	(1,816)	(2,083)
Income tax (benefit) expense (1)	—	—
Consolidated Net Income (Loss), attributable to stockholders, after effect of dilutive securities	$(5,593)	$(6,245)
Denominator:
Weighted average number of shares of Class A Common Stock	14,555,113	13,986,305
Effect of dilutive securities:
Weighted average number of Class A Units (3)	7,000,000	7,000,000
Dilutive number of Class B-0 Units and RSUs (2)	—	—
Diluted weighted average shares outstanding	21,555,113	20,986,305
Consolidated Net Income (Loss), per Class A common share – Basic	$(0.26)	$(0.30)
Consolidated Net Income (Loss), per Class A common share – Diluted	$(0.26)	$(0.30)

(1)	Income tax (benefit) expense is calculated using an assumed tax rate of 18.69% and 5.56% for the three months ended March 31, 2018 and March 31, 2017, respectively, which is fully offset by a 100% valuation allowance in each year. See Note 9 – “Income Taxes” for details surrounding income taxes.

(2)	The treasury stock method is used to calculate incremental Class A common shares on potentially dilutive Class A common shares resulting from unvested Class B-0 Units granted in connection with and subsequent to the Business Combination and unvested RSUs granted to non-employee directors of ZAIS and employees of ZAIS Group. These Class B-0 Units and RSUs are anti-dilutive and, consequently, have been excluded from the computation of diluted weighted average shares outstanding.

(3)	Number of diluted shares outstanding takes into account non-controlling interests of ZGP that may be exchanged for Class A Common Stock under certain circumstances.

16. Supplemental Financial Information

The following supplemental financial information illustrates the consolidating effects of the Consolidated Funds on the Company’s financial condition and results of operations:

	March 31, 2018
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$30,906	$—	$—	$30,906
Income and fees receivable	2,947	—	—	2,947
Investments in affiliates, at fair value	13,768	—	(13,610)	158
Due from related parties	594	—	—	594
Property and equipment, net	1,791	—	—	1,791
Prepaid expenses	786	—	—	786
Withdrawals receivable	9,380	—	—	9,380
Other assets	1,570	—	—	1,570
Assets of Consolidated Variable Interest Entities
Cash	—	29,762	—	29,762
Investments in affiliated securities, at fair value	—	117,195	—	117,195
Other assets	—	1,067	(448)	619
Total Assets	$61,742	$148,024	$(14,058)	$195,708
Liabilities and Equity
Liabilities
Compensation payable	$2,427	$—	$—	$2,427
Due to related parties	—	—	—	—
Fees payable	2,683	—	(448)	2,235
Other liabilities	1,686	—	—	1,686
Liabilities of Consolidated Variable Interest Entities
Repurchase Agreements	—	45,500	—	45,500
Other liabilities	—	451	—	451
Total Liabilities	6,796	45,951	(448)	52,299

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	64,436	—	—	64,436
Retained earnings (Accumulated deficit)	(27,191)	—	—	(27,191)
Accumulated other comprehensive income (loss)	(55)	—	—	(55)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	37,191	—	—	37,191
Non-controlling interests in ZAIS Group Parent, LLC	17,755	—	—	17,755
Non-controlling interests in Consolidated Funds	—	102,073	(13,610)	88,463
Total Equity	54,946	102,073	(13,610)	143,409
Total Liabilities and Equity	$61,742	$148,024	$(14,058)	$195,708

	December 31, 2017
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Assets
Cash and cash equivalents	$41,619	$—	$—	$41,619
Income and fees receivable	8,863	—	—	8,863
Investments in affiliates, at fair value	20,669	—	(10,518)	10,151
Due from related parties	798	—	—	798
Property and equipment, net	278	—	—	278
Prepaid expenses	967	—	—	967
Other assets	359	—	—	359
Assets of Consolidated Variable Interest Entities
Cash	—	8,975	—	8,975
Investments in affiliated securities, at fair value	—	114,911	—	114,911
Other assets	—	1,353	(385)	968
Total Assets	$73,553	$125,239	$(10,903)	$187,889
Liabilities and Equity
Liabilities
Compensation payable	$9,222	$—	$—	$9,222
Due to related parties	31	—	—	31
Fees payable	2,556	—	(385)	2,171
Other liabilities	1,285	—	—	1,285
Liabilities of Consolidated Variable Interest Entities
Repurchase Agreements	—	45,943	—	45,943
Other liabilities	—	415	—	415
Total Liabilities	13,094	46,358	(385)	59,067

Commitments and Contingencies (Note 12)

Equity
Preferred Stock	—	—	—	—
Class A Common Stock	1	—	—	1
Class B Common Stock	—	—	—	—
Additional paid-in-capital	64,365	—	—	64,365
Retained earnings (Accumulated deficit)	(23,414)	—	—	(23,414)
Accumulated other comprehensive income (loss)	(61)	—	—	(61)
Total stockholders’ equity, ZAIS Group Holdings, Inc.	40,891	—	—	40,891
Non-controlling interests in ZAIS Group Parent, LLC	19,568	—	—	19,568
Non-controlling interests in Consolidated Funds	—	78,881	(10,518)	68,363
Total Equity	60,459	78,881	(10,518)	128,822
Total Liabilities and Equity	$73,553	$125,239	$(10,903)	$187,889

	Three Months Ended March 31, 2018
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$5,063	$—	$—	$5,063
Incentive income	146	—	—	146
Reimbursement revenue	309	—	—	309
Other revenues	77	—	—	77
Income of Consolidated Funds	—	4,109	(3,096)	1,013
Total Revenues	5,595	4,109	(3,096)	6,608
Expenses
Compensation and benefits	6,086	—	—	6,086
General, administrative and other	5,026	—	(530)	4,496
Depreciation and amortization	16	—	—	16
Expenses of Consolidated Funds	—	480	—	480
Total Expenses	11,128	480	(530)	11,078
Other Income (loss)
Net gain (loss) on investments in affiliates	(160)	—	(426)	(586)
Other income (expense)	104	—	—	104
Net gain (loss) of Consolidated Funds’ investments	—	(437)	2,567	2,130
Total Other Income (Loss)	(56)	(437)	2,141	1,648
Income (loss) before income taxes	(5,589)	3,192	(425)	(2,822)
Income tax (benefit) expense	4	—	—	4
Consolidated net income (loss)	(5,593)	3,192	(425)	(2,826)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	9	—	—	9
Total Comprehensive Income (Loss)	$(5,584)	$3,192	$(425)	$(2,817)

	Three Months Ended March 31, 2017
	ZAIS	Consolidated Funds	Consolidating Entries	Consolidated
	( Dollars in thousands )
Revenues
Management fee income	$3,107	$—	$—	$3,107
Incentive income	297	—	—	297
Reimbursement revenue	494	—	—	494
Other revenues	93	—	—	93
Income of Consolidated Funds	—	205	(205)	—
Total Revenues	3,991	205	(205)	3,991
Expenses
Compensation and benefits	7,424	—	—	7,424
General, administrative and other	3,669	—	—	3,669
Depreciation and amortization	40	—	—	40
Expenses of Consolidated Funds	—	43	—	43
Total Expenses	11,133	43	—	11,176
Other Income (loss)
Net gain (loss) on investments in affiliates	918	—	(843)	75
Other income (expense)	(16)	—	—	(16)
Net gain (loss) of Consolidated Funds’ investments	—	1,492	(385)	1,107
Net gain (loss) on beneficial interest of consolidated collateralized financing entity	—	—	589	589
Total Other Income (Loss)	902	1,492	(639)	1,755
Income (loss) before income taxes	(6,240)	1,654	(844)	(5,430)
Income tax (benefit) expense	5	—	—	5
Consolidated net income (loss)	(6,245)	1,654	(844)	(5,435)
Other Comprehensive Income (Loss), net of tax
Foreign currency translation adjustment	30	—	—	30
Total Comprehensive Income (Loss)	$(6,215)	$1,654	$(844)	$(5,405)

17. Subsequent Events

On April 13, 2018 and April 26, 2018, ZAIS Group received proceeds in the aggregate amount of approximately $9.1 million from the complete withdrawals of its investments, which carried first loss risk, in two ZAIS Managed Entities (see Note 4 – “Investments in Affiliates, at fair value”). The Company expects to receive the remaining proceeds of approximately $0.2 million by May 31, 2018.

During the period from April 1, 2018 through May 10, 2018, Zephyr A-6 contributed $15.0 million to the ZAIS CLO 9 Warehouse (see Note 5 – “Variable Interest Entities”). On May 8, 2018, Zephyr A-6 received notification from ZAIS Group, as collateral manager for ZAIS CLO 9, for a contribution of $5.0 million to ZAIS CLO 9 which will be funded on May 14, 2018.

On May 1, 2018, pursuant to the Share Purchase Agreement, Z Acquisition (i) purchased 6,500,000 million shares of Class A Commons Stock of the Company at a purchase price of $4.10 per share from Ramguard, (ii) made a cash payment of $10,250,000 together with interest in the amount of $125,000 to Ramguard and (iii) issued a promissory note to Ramguard in the principal amount of $13,325,000 with an interest rate of 8% per annum, payable quarterly in cash, and a maturity date of December 31, 2019. An additional cash payment to Ramguard of $3,075,000 together with interest in the amount of $125,000 is required to be made under the Share Purchase Agreement on or before August 1, 2018 by Z Acquisition or Mr. Zugel.

On May 8, 2018, the Compensation Committee and the Board of Directors authorized the Company to pay each of its non-employee directors $50,000 in cash for their service as non-employee directors on or about May 9, 2018.

On May 9, 2018 the Company issued 63,219 shares of Class A Common Stock to the Company’s non-employee directors in connection with the vesting of the RSUs which were issued on May 9, 2017 (see Note 8 – “Compensation”).

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Quarterly Report on Form 10-Q, references to (i) the “Company”, “we” or “our” refer to ZAIS Group Holdings, Inc. (“ZAIS”), together, as the context may require, with its consolidated subsidiaries, (ii) “ZAIS Group” refer to ZAIS Group, LLC, and (iii) “ZGP” refer to ZAIS Group Parent, LLC.

This discussion contains forward-looking statements and involves numerous known and unknown risks and uncertainties, including, but not limited to, those described in “Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report on Form 10-K”) and in other reports filed with the U.S Securities and Exchange Commission (“SEC”). Actual results and the timing of events may differ materially from those contained in any forward-looking statements due to a number of factors, including those in the section entitled “Risk Factors” in the Annual Report on Form 10-K and in other SEC reports describing key risks associated with ZAIS and its subsidiaries’ business, operations and industry. Amounts and percentages presented throughout this management’s discussion and analysis of financial condition and results of operations may reflect rounding adjustments and as a result, totals may not appear to sum. The following discussion and analysis should be read in conjunction with the historical consolidated financial statements and related notes of the Company included elsewhere in this Quarterly Report on Form 10-Q.

Overview

General

ZAIS is a holding company conducting substantially all of its operations through ZAIS Group, a wholly-owned subsidiary of ZAIS’s majority-owned subsidiary, ZGP. ZAIS is the managing member of ZGP. ZAIS Group commenced operations in July 1997 and is headquartered in Red Bank, New Jersey but expects to move its operations to Holmdel, New Jersey during the second quarter of 2018. ZAIS Group also maintains an office in London.

ZAIS Group is an investment advisory and asset management firm focused on specialized credit. ZAIS Group is an investment advisor registered with the SEC under the Investment Advisers Act of 1940 and with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor. ZAIS Group provides investment advisory and asset management services to private funds, separately managed accounts and structured vehicles (collateralized debt obligation vehicles and collateralized loan obligation vehicles, together referred to as “CLOs”) (collectively, the “ZAIS Managed Entities”). The ZAIS Managed Entities predominantly invest in a variety of specialized credit instruments including corporate credit instruments such as leveraged bank loans and CLOs, real estate, securities backed by residential and commercial mortgage loans and asset backed securities collateralized by a range of consumer loan products. ZAIS Group also serves as the general partner to certain ZAIS Managed Entities, which are generally organized as pass-through entities for U.S. federal income tax purposes.

Pursuant to accounting principles generally accepted in the United States (“U.S. GAAP”), the Company is required to consolidate certain of the ZAIS Managed Entities (the “Consolidated Funds”) in which we hold a variable interest and is deemed to be the primary beneficiary (“VIEs”).

ZAIS Group’s “majority-owned affiliate” (as such term is defined in the Dodd-Frank Act), Zephyr A-6, LP (“Zephyr A-6”), was formed to invest predominantly in CLOs managed by ZAIS Group (the “ZAIS CLOs”), including during the related warehouse period of such CLOs, in a manner compliant with the Dodd-Frank credit risk retention rules. The Company consolidated Zephyr A-6 in its condensed consolidated financial statements at March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017.

ZAIS Group had approximately $4.793 billion of assets under management (“AUM”) at March 31, 2018 and $4.512 billion at December 31, 2017 which is primarily comprised of (i) total assets for mark-to-market funds and separately managed accounts; (ii) uncalled capital commitments, if any, for funds that are not in liquidation; and (iii) for issued structured vehicles, all assets being managed calculated per the management fee basis methodology defined in the respective vehicles’ indenture, although in certain circumstances some or all of the referenced management fees may be waived.  AUM also includes assets in the warehouse phase for new structured credit vehicles and is based on actual assets managed without reductions for leverage and most other liabilities and includes all assets regardless of whether management fees are being earned.

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

Our primary sources of revenues are (i) management fee income, which is based predominantly on the net asset values of the funds and accounts managed by ZAIS Group or par values of the collateral and cash held by ZAIS CLOs and (ii) incentive income, which is based on the investment performance of the ZAIS Managed Entities.

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

Class A Common Stock

ZAIS is authorized to issue 180,000,000 shares of Class A Common Stock with a par value of $0.0001 per share. Holders of record of Class A Common Stock are entitled to one vote for each share held on all matters to be voted on by stockholders. At each of March 31, 2018 and December 31, 2017, the Company had 14,555,113 shares of Class A Common Stock issued and outstanding.

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

At each of March 31, 2018 and December 31, 2017, 20,000,000 shares of Class B Common Stock were held by an irrevocable voting trust of which Mr. Zugel is the sole trustee (the “ZGH Class B Voting Trust”). Consequently, in his capacity as trustee of the ZGH Class B Voting Trust, Mr. Zugel has effective voting control over the election of directors and generally on all other matters submitted for approval by the Company’s stockholders.

Class A Units

At each of March 31, 2018 and December 31, 2017, ZAIS’s ownership of the Class A Units of ZGP was 67.5%. The remaining Class A Units of ZGP are held by Mr. Zugel and certain related parties (collectively, the “ZGP Founder Members”).

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

There were no Class A Units issued to ZAIS during the three months ended March 31, 2018 and 548,923 Class A Units issued to ZAIS during the three months ended March 31, 2017.

Subject to certain restrictions, the ZGP Founder Members’ Class A Units may be exchanged for shares of Class A Common Stock of ZAIS on a one-for-one basis (subject to certain, if any, adjustments to the exchange ratio) or, at ZAIS’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement that ZAIS entered into with ZGP, the ZGP Founder Members and the other parties thereto (the “Exchange Agreement”).

Class B Units

ZGP may issue up to 6,800,000 Class B units (“Class B Units”) at any time during the five year period following the closing of the Business Combination. These units are comprised of 1,600,000 Class B-0 Units and 5,200,000 Class B Units which are designated as Class B-1, Class B-2, Class B-3 and Class B-4 Units. A portion of the Class B-0 Units were awarded but subsequently (i) forfeited or (ii) cancelled in consideration for the right to receive RSUs or cash. These Class B-0 Units are still available for re-issuance. The Class B-1, Class B-2, Class B-3 and Class B-4 Units, once issued, vest in three equal installments only if the Class A Common Stock of ZAIS achieves certain average closing price thresholds within five years after the closing of the Business Combination ranging from $12.50 to $21.50 as follows: one-third of such award vests upon achieving the applicable threshold, one-third of such award vests upon the first anniversary of such achievement and the final one-third of such award vests upon the second anniversary of such achievement, unless otherwise provided in the restricted unit agreement granting the Class B Unit. Although the Class B Units are outstanding when issued, the Class B Units are not entitled to any distributions from ZGP (and thus will not participate in, or be allocated any, income or loss) or other material rights until such Class B Units vest.

Subject to certain restrictions, all of the vested Class B Units (but not any unvested Class B Units) may be exchanged for shares of Class A Common Stock of ZAIS on a one-for-one basis (subject to certain, if any, adjustments to the exchange ratio) or, at ZAIS’s option, cash or a combination of Class A Common Stock and cash, pursuant to the Exchange Agreement.

There were no Class B-0, Class B-1, Class B-2, Class B-3 or Class B-4 Units awarded during the three months ended March 31, 2018 or three months ended March 31, 2017. No Class B Units currently are issued and outstanding.

Organization Structure

The following diagram illustrates our corporate structure at March 31, 2018:

Investments

Unconsolidated ZAIS Managed Entities

Investment activity during the three months ended March 31, 2018 and March 31, 2017 was as follows:

•	In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of May 10, 2018.

•	On March 12, 2018, we sent notice to terminate the management contracts, effective March 16, 2018, for the two ZAIS Managed Entities in which we had made investments that carried first loss risk. In connection with the termination of these management contracts, we also requested a complete withdrawal of its investment amounts as of March 30, 2018. Our aggregate investment in these entities as of December 31, 2017 was approximately $10.0 million. In April 2018, we received proceeds in the aggregate amount of approximately $9.1 million. We expect to receive the remaining proceeds of approximately $0.2 million by May 31, 2018. In connection with the termination of the management contracts for these two ZAIS Managed Entities, our assets under management decreased by approximately $0.109 billion during the period beginning December 31, 2017 through March 31, 2018.

Consolidated ZAIS Managed Entities

As discussed in the “Overview – General” section above, pursuant to U.S. GAAP, the Company is required to consolidate the Consolidated Funds. Generally the assets, liabilities and cash flows of the Consolidated Funds are reported on a gross basis. Except for CLOs, the condensed consolidated financial statements also reflect the investment income and expenses of the Consolidated Funds on a gross basis. For Consolidated Funds that are CLOs, our share of the net income of the CLOs is reported in Net gain (loss) on beneficial interest of consolidated collateralized financing entity in the Consolidated Statements of Comprehensive Income (Loss).The earnings of the consolidated entities not attributable to us are allocated to the non-controlling interests in the consolidated entities. Additionally, the presentation of compensation expense and other expenses associated with generating such revenue is not affected by the consolidation process.

The Dodd-Frank credit risk retention rules (the “U.S. Risk Retention Rules”), which became effective on December 24, 2016, apply by their terms to any newly issued CLOs or certain cases in which an existing CLO is refinanced, issues additional securities or is otherwise materially amended. However, a ruling by the U.S. Court of Appeals for the District of Columbia Circuit in February 2018, which became effective on April 5, 2018, determined that federal agencies responsible for the U.S. Risk Retention Rules exceeded their statutory authority when designating the collateral manager of an open-market CLO as the securitizer of an open-market CLO. Although the agencies could still file a petition with the Supreme Court to review the DC Circuit Ruling no later than May 10, 2018, the Supreme Court does not grant most petitions for review and the mere filing of such a petition does not stay the effectiveness of a lower court’s ruling. Accordingly, the U.S. Risk Retention Rules do not now apply to open-market CLOs, and ZAIS Group may retain or dispose of the applicable risk retention interests in its discretion. ZAIS Group is evaluating the potential impact of the DC Circuit Ruling on its business and operations.

On October 12, 2017 (the “Restructuring Date”), ZAIS Group and the non-ZAIS partner in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments. The total purchase price was approximately $25.0 million based on the net asset value of Zephyr A-6 as of the Restructuring Date.

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

Zephyr A-6 currently invests in ZAIS CLOs. A portion of the senior fees and all of the subordinate fees and the incentive fees paid to the Company by the ZAIS CLOs in which Zephyr A-6 invests are subsequently paid to Zephyr A-6 by ZAIS and allocated among the limited partners of Zephyr A-6 pro rata based on their percentage interests in Zephyr A-6. The senior fees which will be paid to Zephyr A-6 by us are as follows:

	Prior to the Restructuring Date	As of and Subsequent to the Restructuring Date
Senior Fees	In excess of 0.15%	In excess of 0.20%

During the three months ended March 31, 2018 and March 31, 2017, Zephyr A-6 received capital contributions from ZAIS Group and the Non-Controlling Interest in Zephyr A-6 as follows:

Three Months Ended March 31, 2018	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of December 31, 2017	$11,714	$76,135	$87,849

Capital contributions	2,667	17,333	20,000

Unfunded capital commitments as of March 31, 2018	$9,047	$58,802	$67,849

Three Months Ended March 31, 2017	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of December 31, 2016	$30,523	$29,326	$59,849

Capital contributions	6,120	5,880	12,000

Unfunded capital commitments as of March 31, 2017	$24,403	$23,446	$47,849

Zephyr A-6’s investments were as follows:

CLOs

As of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and March 31, 2017, all Zephyr A-6’s investments consisted of ZAIS CLOs. The ZAIS CLOs invest primarily in first lien, senior secured loans.

The following is a summary of Zephyr A-6’s investments in ZAIS CLOs at the respective closing date of the ZAIS CLO:

					Economic Interest at the Closing Date
CLO	Warehouse Period Start Date	Pricing Date	Closing Date	CLO Maturity Date	Senior Notes and Mezzanine Notes	Subordinate Notes	Weighted Average

ZAIS CLO 5, Ltd.	October 1, 2015	September 23, 2016	October 26, 2016	October 2028	2.1%	31.8%	5.0%

ZAIS CLO 6, Ltd.	November 18, 2016	May 3, 2017	June 1, 2017	July 2029	5.0%	5.0%	5.0%

ZAIS CLO 7. Ltd.	June 12, 2017	September 11, 2017	October 19, 2017	April 2030	7.0%	5.0%	6.8%

ZAIS CLO 8, Ltd.	October 16, 2017	February 6, 2018	March 8, 2018	April 2029	5.1%	5.0%	5.1%

ZAIS CLO 9, Ltd.	January 29, 2018	—	—	—	—	—	—

In February 2018, Zephyr A-6 sold its preferred shares of ZAIS CLO 8 which it held during the warehouse period. On March 8, 2018, Zephyr A-6 received sales proceeds of $50.0 million and received a dividend of approximately $2.6 million relating to income and gains during the warehouse period.

We determined that ZAIS CLO 6, ZAIS CLO 7 and ZAIS CLO 8 were VIEs but that we were not the primary beneficiary of these ZAIS CLOs based on Zephyr A-6’s minimal investment in the subordinated notes of these ZAIS CLOs. Therefore, we were not required to consolidate these ZAIS CLOs in our financial statements as of March 31, 2018 and December 31, 2017 or for the three months ended March 31, 2018 and March 31, 2017.

ZAIS CLO 5

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

The Company consolidated ZAIS CLO 5 in its financial statements for the period from October 26, 2016 through August 10, 2017. On August 10, 2017, Zephyr A-6 sold all of its remaining interests in ZAIS CLO 5, to an unrelated party. Subsequent to the sale, a wholly owned subsidiary of ZAIS continued as the collateral manager for ZAIS CLO 5. Since the fee arrangement with ZAIS CLO 5 does not constitute a variable interest on its own, ZAIS Group deconsolidated ZAIS CLO 5 as of August 10, 2017.

Warehouse Periods

During the warehouse periods, the ZAIS CLOs financed the majority of its loan purchases using their warehouse facilities. We determined that the Company is not the primary beneficiary of CLO Warehouses, which are VIEs, because the financing counterparty must approve all significant financing requests and, as a result, the Company does not have the power to direct activities of the entity that most significantly impacts its economic performance. Therefore, Zephyr A-6’s investments in the ZAIS CLOs did not meet the consolidation criteria during the respective warehouse periods.

ZAIS Upsize Acquisition 1, Ltd. (“ZAIS Upsize Acquisition 1”)

ZAIS Upsize Acquisition 1 was formed on January 10, 2018 for the purpose of refinancing the notes issued by ZAIS CLO 1, Limited. ZAIS Upsize Acquisition 1, which invests primarily in first lien senior secured loans, was in the warehouse phase from its inception date through May 10, 2018. On January 24, 2018, Zephyr A-6 contributed $2.5 million to ZAIS Upsize Acquisition 1 and on March 15, 2018 it sold its interest in ZAIS Upsize Acquisition 1 to the other initial investors in ZAIS Upsize Acquisition 1 and as a result received proceeds of $2.5 million.

Zephyr A-6 contributed the following amounts to the ZAIS CLO warehouses:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
ZAIS CLO 6	$—	$30,000
ZAIS CLO 9	30,000	—
ZAIS Upsize Acquisition 1	2,500	—
Total	$32,500	$30,000

During the period from April 1, 2018 through May 10, 2018, Zephyr A-6 contributed an additional $15.0 million to ZAIS CLO 9. On May 8, 2018, Zephyr A-6 received notification from ZAIS Group, as collateral manager for ZAIS CLO 9, for a contribution of $5.0 million to ZAIS CLO 9 which will be funded on May 14, 2018.

Master Repurchase Agreement

On October 16, 2017, Zephyr A-6 entered into a Master Repurchase Agreement with a single counterparty for a maximum of $200.0 million of financing (the “Master Repurchase Agreement”). Subject to the terms and conditions of the Master Repurchase Agreement, the parties may enter into transactions for the counterparty to purchase eligible securities from Zephyr A-6 on such terms agreed upon by the parties. During the term of a transaction entered into under the Master Repurchase Agreement, Zephyr A-6 will deliver cash or additional securities acceptable to the counterparty if the securities sold are in default. Upon termination of a transaction, Zephyr A-6 will repurchase the previously sold securities from the counterparty at a previously determined repurchase price. Upfront fees associated with the Master Repurchase Agreement in the amount of approximately $459,000 were prepaid of which approximately $9,000 was expensed during the three months ended March 31, 2018. The unamortized upfront fees of approximately $443,000 are reported as a direct deduction from the outstanding borrowings of the repurchase agreement in the Consolidated Statements of Financial Condition at March 31, 2018. The Master Repurchase Agreement may be terminated at any time by either party upon providing the requisite notice to the other party.

As of March 31, 2018 and December 31, 2017, the available funding under the Master Repurchase Agreement was approximately $154.1 million.

The following table presents the remaining contractual maturity of Zephyr A-6’s Master Repurchase Agreement and the amounts outstanding as of March 31, 2018 and December 31, 2017:

Remaining Contractual Maturity of the Master Repurchase Agreement	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Collateralized Loan Obligations(1):
Senior debt tranches	$34,431	$34,431
Mezzanine debt tranches	11,512	11,512
Total (2)	$45,943	$45,943

(1)	Maturities are set to match the maturities of the underlying collateral and are greater than one year.
(2)	Amounts represent the outstanding borrowings before deducting unamortized upfront fees.

The fair value of the securities pledged as collateral under the Master Repurchase Agreement was approximately $46.2 million and $46.1 million at March 31, 2018 and December 31, 2017, respectively. The Company includes the fair value of the securities pledged by Zephyr A-6 in Investments in affiliated securities, at fair value in the Consolidated Statements of Financial Condition. Zephyr A-6 receives the coupon payments for pledged securities.

Due to entering into these repurchase agreements close to year-end and due to the short term nature of these repurchase agreements and their variable interest rates, the carrying amounts approximate fair value. Zephyr A-6 pays interest to the counterparty at a rate based on the weighted average interest rate of the underlying securities that have been pledged as collateral plus a spread of 0.50% on the periodic roll over dates.  As of March 31, 2018 and December 31, 2017, the accrued interest due to the Counterparty was approximately $369,000 and $299,000, respectively. In general, Zephyr A-6 can sell any of the underlying securities that have been pledged as collateral at any time, subject to certain fees.  Other than margin requirements, the Master Repurchase Agreement is not subject to additional terms or contingencies which would expose Zephyr A-6 to additional obligations based upon the performance of the securities pledged as collateral. The weighted average effective interest rate for the repurchase agreements entered into under the Master Repurchase Agreement was approximately 3.9% and 3.6% at March 31, 2018 and December 31, 2017, respectively.

Core Business

Revenues

Our principal sources of revenues are management fee income and incentive income for investment advisory services provided to the ZAIS Managed Entities, which ZAIS considers to be its clients. For any given period, our revenues are influenced by the amount of AUM, the investment performance and the timing of when incentive income is recognized for certain of the ZAIS Managed Entities, as discussed below.

Management fee income. Management fee income earned by ZAIS Group for funds and accounts is generally based on a fixed percentage of (i) the net asset value of these funds and accounts prior to the accrual of incentive fees/allocations or (ii) drawn capital during the investment period.

Management fee income earned from the ZAIS CLOs is generally based on a fixed percentage of the par value of the collateral and cash held in the CLOs. Additionally, subordinated management fee income may be earned from CLOs for which ZAIS Group and certain of its wholly owned subsidiaries act as collateral manager. Subordinated management fees are additional payments, but have a lower priority in the CLOs’ cash flows than non-subordinated management fees and are contingent upon the economic performance of the respective CLO. If a CLO experiences a certain level of asset defaults, these subordinated management fees may not be paid. There is no recovery by the CLOs of previously paid subordinated fees.

Management fees are accrued as earned and are calculated and collected on a monthly or quarterly basis, depending on the applicable agreement.

A fixed percentage asset-based management fee is considered a type of variable consideration. The amount of revenue recognized is limited to the amount for which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur in future periods. ZAIS Group updates its estimate of the variable consideration each reporting period. Any uncertainty related to the variable consideration will be resolved as of the end of each reporting period. ZAIS Group attributes the management fee income to the services provided during the period because the fee relates specifically to the entity’s efforts to transfer the services for that period.

In the event management fee income is received before it is earned, deferred revenue is recorded and is included in Other liabilities in the Consolidated Statements of Financial Condition.

Incentive income. Incentive income typically arises from investment management activities that were initially undertaken in prior reporting periods and is recognized when it is (i) contractually receivable and (ii) ZAIS Group concludes that it is probable that a significant reversal in the cumulative amount of revenue recognized will not occur when any uncertainty, which existed at the time the revenue was recognized, is resolved, which generally occurs in the quarter of, or the quarter immediately prior to, payment of the incentive income to ZAIS Group by the ZAIS Managed Entities. The criteria for revenue recognition are typically met only after (i) any profits exceed a high-water mark for vehicles with hedge fund-style fee arrangements, (ii) all contributed capital and the preferred return, if any, have been distributed to the investors in vehicles with private equity-style fee arrangements and (iii) all contributed capital and the preferred return, if any, have been distributed to the investors and subordinate management fees (if any) have been paid to the collateral manager for CLOs.

We primarily consider the type of assets held by each ZAIS Managed Entity, cash held by the entity, estimated future expenses and potential fluctuations in the expected realizable value of investments held by the ZAIS Managed Entity when determining whether or not it is probable that a significant reversal in the cumulative amount of revenue recognized from the entity will not occur when the uncertainty is resolved.

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

The management fee income and incentive income from the Consolidated Funds are eliminated in consolidation, and therefore are not reflected as revenue in our condensed consolidated financial statements. ZAIS Group’s share of the earnings from the consolidated ZAIS Managed Entities is increased by the amount of the management fee income and incentive income that are eliminated in consolidation.

The following table presents the range of management and incentive fee rates generally charged on the ZAIS Managed Entities during the respective periods presented:

	Three Months Ended March 31,
	2018	2017
Management Fee Income(1)(3)
Funds and accounts	0.50% - 1.25%	0.50% - 1.25%
CLOs	0.15% - 0.50%	0.15% - 0.50%

Incentive Income(1)(2)(3)
Funds and accounts	10% - 20%	10% - 20%
CLOs	20%	20%

(1)	Certain management and incentive fees have been and may in the future be waived and therefore the actual fee rates may be lower than those reflected in the range.

(2)	Incentive income earned for certain of the ZAIS Managed Entities may be subject to a hurdle rate of return as specified in each respective ZAIS Managed Entity’s operative agreement.

(3)	ZAIS Group does not earn management fee income on certain ZAIS Managed Entities in which it had made investments that carried first loss risk. ZAIS Group receives distributions of its pro rata share of the gains and losses related to its investments in these ZAIS Managed Entities and incentive income equal to 50% of the net investment gains for the management of these ZAIS Managed Entities. As a result of the termination of these management contracts, we will no longer earn incentive income from the two ZAIS Managed Entities effective April 1, 2018.

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

On January 4, 2018, the Company entered into a Consulting Agreement with Mr. Szymanski pursuant to which, effective January 6, 2018, Mr. Szymanski commenced providing consulting services to the Company and ZAIS Group through February 28, 2018 for a monthly consulting fee equal to $50,000 payable in advance and the reimbursement of all reasonable expenses. For the three months ended March 31, 2018 the Company paid Mr. Szymanski $100,000 pursuant to the agreement. Such amount is included in General, administrative and other in the Consolidated Statements of Comprehensive Income (Loss).

Compensation Directly Related to Incentive Income (also referred to as “Points”)

ZAIS Group previously entered into agreements with employees to share with them a percentage of income generated from certain ZAIS Managed Entities (“Points Agreements”). Under these existing Points Agreements, ZAIS Group has an obligation to pay a fixed percentage of the incentive income earned from one of the ZAIS Managed Entities to certain employees and former employees. Amounts payable pursuant to the Points Agreements are recorded as compensation expense when they become probable and reasonably estimable. The determination of when the Points become probable and reasonably estimable so that Points expense should be recorded is based on the assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of certain ZAIS Managed Entities for which Points Agreements have been awarded. Points are expensed no later than the period in which the underlying income is recognized. Payment of the Points generally occurs later than when the related income is received. Recipients’ rights to receive payments related to their Points Agreement are subject to forfeiture risks. ZAIS Group does not anticipate entering into additional Points Agreements. We did not incur any compensation expense relating to the Points Agreements during the three months ended March 31, 2018 or March 31, 2017.

General, administrative and other. General, administrative and other expenses are related to professional services, insurance, information technology, rent and other operating expenses.

Net gain (loss) on investments in affiliates. Net gain (loss) on investments consists of net realized and unrealized gains and losses on our investments in the unconsolidated ZAIS Managed Entities.

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

Trends Affecting Our Business

From 2015 through 2016, AUM trended downward due to the wind-up and liquidation of a number of private equity-style and structured vehicles as well as certain withdrawals by investors from the ZAIS Managed Entities that were either voluntary or driven by regulatory constraints. The decrease in AUM was also a result of the termination of the management agreement between ZAIS Financial Corp (“ZFC REIT”), a publicly traded mortgage real estate investment trust, and ZAIS REIT Management, LLC, a majority owned consolidated subsidiary of ZAIS Group that was the external investment advisor to ZFC REIT, upon completion of the merger between ZFC REIT and Sutherland Asset Management Corp. The termination resulted in a decrease of $0.589 billion to ZAIS Group’s AUM during the fourth quarter ended December 31, 2016.

Although AUM continued to decrease during the first quarter of 2017 by approximately $0.08 billion from approximately $3.444 billion as of December 31, 2016, AUM has subsequently increased from approximately $3.360 billion at March 31, 2017 to approximately $4.793 billion at March 31, 2018. The increase in AUM of approximately $1.433 billion during this period is mostly attributable to the formation of new CLOs managed by ZAIS which accounted for approximately $1.393 billion of the increase. The environment for raising new capital remains challenging as lower interest rates, tight credit spreads and changing regulations continue to put pressure on structured credit products. European investors have generally reduced investments in certain securitized investment vehicles due to increased regulatory capital requirements.

During the three months ended March 31, 2018 as compared to the same period in 2017, total consolidated management fee income increased by approximately $2.0 million which was primarily driven by the increase in the AUM of CLOs managed by ZAIS Group, total consolidated revenue increased by approximately $2.6 million, and total consolidated expenses decreased by approximately $0.1 million.

The current recurring revenue base does not cover the current run-rate of total expenses. We currently anticipate that our expenses for the remainder of 2018 will again exceed our revenues as they did during the quarter ended March 31, 2018 and since 2015. If the Company is unable to continue increasing our assets under management and thereby generate additional revenue from management fee income and potentially, incentive income, or develop new sources of revenue, it is likely that we will continue incurring operating losses. In that event, we may need to sell assets to raise cash and/or curtail certain business activities, including foregoing additional investments in newly formed ZAIS Managed Entities. There is no assurance that ZAIS Group will be able to increase its assets under management or develop new sources of revenue.

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

On January 11, 2018, we entered into the Merger Agreement. At the effective time of the Merger, shares of Class A Common Stock, other than shares held by Mr. Zugel, affiliates of Mr. Zugel, and certain other shareholders, will be converted into the right to receive $4.10 per share in cash without interest, subject to any required withholding taxes. All outstanding RSUs are held by the Company’s independent directors and will also be converted in the Merger into the right to receive $4.10 per share in cash for the number of shares of Class A Common Stock underlying such RSUs. The proposed Merger is a “going private transaction” under SEC rules. The Merger is subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, including approval by a majority of the aggregate voting power of all of the shares of capital stock of the Company and approval by the holders of a majority of the outstanding shares of Class A Common Stock, other than shares held by (i) any member of the Parent Group, (ii) any director or officer of the Company, (iii) holders of Rollover Shares or Exchange Shares (each, as defined in the Merger Agreement), (iv) Ramguard LLC (“Ramguard”), and (v) any affiliate of any of the foregoing persons. There is no assurance that the Merger will be consummated. The Company is required to reimburse the Parent Group for all documented fees and expenses incurred by them (including reasonable attorneys’ fees) in connection with the Merger Agreement and the transactions contemplated thereby, up to a maximum of $1.5 million in the aggregate, if the Company or Z Acquisition terminates the Merger Agreement because of an Adverse Company Recommendation (as defined in the Merger Agreement). For a discussion of various risks relating to the Merger, see “Item 1A Risk Factors—Risks Related to the Merger” in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 19, 2018, and for additional information regarding the Merger, see our Current Report on Form 8-K filed with the SEC on January 12, 2018.

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

In addition, Z Acquisition agreed to purchase 6,500,000 shares owned by Ramguard at a price of $4.10 per share (the “Share Purchase”) pursuant to the Amended and Restated Share Purchase Agreement, dated as of January 11, 2018, by and among Z Acquisition, Ramguard and Mr. Zugel (the “Share Purchase Agreement”). On May 1, 2018, Z Acquisition (i) purchased 6,500,000 million shares of Class A Commons Stock of the Company at a purchase price of $4.10 per share from Ramguard, (ii) made a cash payment of $10,250,000 together with interest in the amount of $125,000 to Ramguard and (iii) issued a promissory note to Ramguard in the principal amount of $13,325,000 with an interest rate of 8% per annum, payable quarterly in cash, and a maturity date of December 31, 2019. An additional cash payment to Ramguard of $3,075,000 together with interest in the amount of $125,000 is required to be made under the Share Purchase Agreement on or before August 1, 2018 by Z Acquisition or Mr. Zugel.

In order to finance a portion of the purchase of 6,500,000 shares of the Company’s Class A Common Stock pursuant to the Share Purchase Agreement, (i) Mr. Zugel and various trusts for which relatives of Mr. Zugel are the beneficiaries withdrew approximately $4.3 million and $5.5 million of interests effective March 31, 2018 and December 31, 2017, respectively, from the Domestic Feeder and (ii) Sonia Zugel, Mr. Zugel’s spouse, has indicated an intention to withdraw approximately $1.7 million of interests from the Domestic Feeder effective September 30, 2018.

The Company established April 2, 2018 as the record date for stockholders entitled to vote at its 2017 Annual Meeting of Stockholders (the “Annual Meeting”), which has been scheduled for May 17, 2018. Stockholders of record at the close of business on April 2, 2018 may vote at the Annual Meeting. At the Annual Meeting, stockholders will be asked to consider and vote upon a proposal to adopt the Merger Agreement. Stockholders will also be asked to elect the Company’s Board of Directors, approve the adjournment of the Annual Meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve adoption of the Merger Agreement, and vote on any other matter properly brought before the Annual Meeting.

See "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for a discussion of the risks to which our businesses are subject.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Consolidated net income (loss)	$(2,826)	$(5,435)	$2,609	48%

Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-U.S. GAAP	$(5,593)	$(6,245)	$652	10%

Adjusted EBITDA - Non-U.S. GAAP	$(5,300)	$(5,016)	$(284)	-6%

Revenues

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Management fee income	$5,063	$3,107	$1,956	63%
Incentive income	146	297	(151)	-51%
Reimbursement revenue	309	494	(185)	-37%
Other revenues	77	93	(16)	-17%
Income of Consolidated Funds	1,013	—	1,013	—
Total Revenues	$6,608	$3,991	$2,617	66%

Total revenues increased by $2.6 million primarily due to:

•	A $2.0 million increase in management fee income due to an increase of $1.9 million related to ZAIS CLOs which was primarily driven by the increase in the number of CLOs managed by ZAIS and fees earned from a certain ZAIS CLO beginning in June 2017 which previously had its fees waived because all of its subordinated notes were collectively owned by ZAIS Managed Entities.

•	A $1.0 million increase in income of Consolidated Funds related to Zephyr A-6’s investments in unconsolidated ZAIS CLOs.

•	A $0.2 million decrease in incentive income primarily due to a decrease in crystalized fees related to a ZAIS Managed Entity in which our investment carried first loss risk.

•	A $0.2 million decrease in reimbursement revenue which relates to the reimbursement from certain ZAIS Managed Entities for research and data services expenses incurred by us and paid directly to vendors by us (the related expenses are included in General, administrative and other expenses). The net effect of the reimbursement revenue and related expenses has no impact on our Consolidated net income (loss).

The following table details the changes to our AUM:

	Three Months Ended March 31, 2018
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (1)	$3.163	$0.102	$1.247	$4.512
Contributions (2)	0.457 (3)	—	0.033	0.490
Distributions (2)	(0.024)	(0.002)	—	(0.026)
Redemptions (4)	(0.100)	—	(0.006)	(0.106)
Gain & Loss (4)	0.003	0.010	0.012	0.025
Other (5)	(0.097)	(0.009)	0.004	(0.102)
End of Period AUM (6)	$3.402	$0.101	$1.290	$4.793

Average AUM (7)	$3.283	$0.101	$1.268	$4.652

	Three Months Ended March 31, 2017
	(dollars in billions)
	Corporate Credit Funds	Mortgage Related Strategies	Multi-Strategy Funds and Accounts	Total
Beginning of Period AUM (8)	$2.072	$0.576	$0.796	$3.444
Contributions (2)	0.014	—	0.001	0.015
Distributions (2)	(0.008)	(0.308)	—	(0.316)
Redemptions (4)	—	—	(0.001)	(0.001)
Gain & Loss (4)	0.007	0.017	0.033	0.057
Other (5)	(0.084)	0.279	(0.034)	0.161
End of Period AUM (9)	$2.001	$0.564	$0.795	$3.360

Average AUM (7)	$2.037	$0.570	$0.796	$3.402

(1)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2017 based on the most recent trustee report received as of December 31, 2017 for each respective vehicle.

(2)	Amounts are related to funds, managed accounts and structured vehicles.

(3)	Amount includes $426.5 million of assets of ZAIS CLO 8. In connection with the pricing of ZAIS CLO 8, ZAIS CLO 8 warehouse was repaid resulting in approximately $201.9 million reduction in leverage, aggregate principal balance and other items. This amount is included in the Other row in the table above.

(4)	Amounts are related to funds and managed accounts.

(5)	Other represents changes primarily related to (i) leverage and other operating liabilities for funds and managed accounts, (ii) leverage, aggregate principal balance and other items for structured vehicles and (iii) uncalled capital commitments. Change in aggregate principal balance is primarily due to defaults, write downs, pay downs and collateral purchase/sales.

(6)	AUM uses values for certain structured vehicles that have been determined prior to March 31, 2018 based on the most recent trustee report received as of March 31, 2018 for each respective vehicle.

(7)	Average is based on the beginning balance and ending balance for the period presented.

(8)	AUM uses values for certain structured vehicles that have been determined prior to December 31, 2016 based on the most recent trustee report received as of December 31, 2016 for each respective vehicle.

(9)	AUM uses values for certain structured vehicles that have been determined prior to March 31, 2017 based on the most recent trustee report received as of March 31, 2017 for each respective vehicle.

 Expenses

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Compensation and benefits	$6,086	$7,424	$(1,338)	-18%
General, administrative and other	4,496	3,669	827	23%
Depreciation and amortization	16	40	(24)	-60%
Expenses of Consolidated Funds	480	43	437	1016%
Total Expenses	$11,078	$11,176	$(98)	1%

Total expenses decreased by $0.1 million primarily due to:

•	A $1.3 million decrease in compensation and benefits due to:

(i)	a $1.0 million decrease in equity compensation expense primarily relating to the vesting in March 2017 of equity units previously awarded to certain employees, and

(ii)	a $0.5 million decrease in bonuses primarily due to a reduction in accrued incentive compensation,

offset by

(i)	a $0.1 million increase in severance costs.

•	There was a $0.8 million increase in general, administrative and other expenses primarily due to:

(i)	an increase of $0.8 million in legal fees primarily due to (i) an increase of $0.6 million related to the strategic review and (ii) an increase of $0.2 million in payments made pursuant to the Legal Advisory Agreement that commenced in April 2017, and

(ii)	an increase of $0.4 million due to the expense incurred for an opinion prepared by Houlihan Lokey Capital, Inc. which was engaged by ZAIS and the Special Committee to perform investment banking services in connection with a potential take private transaction between the Company and Z Acquisition;

offset by

(i)	a decrease of $0.2 million due to research and data services borne by us and paid directly to vendors by us and which are reimbursable from certain ZAIS Managed Entities – the related revenue is included in Reimbursement revenue, the net effect of these expenses and related reimbursement revenue had no impact on our Consolidated net income (loss), and

(ii)	a decrease of $0.2 million due to a decrease in other expenses.

•	Expenses of Consolidated Funds increased by $0.4 million primarily due to interest expense of $0.4 million for the repurchase agreements entered into under the Master Repurchase Agreement by Zephyr A-6. Zephyr A-6 did not have any repurchase agreements during the three months ended March 31, 2017.

Our results of operations depend, in part, on the level of our expenses, which can vary from period to period. We currently anticipate that our expenses will exceed our revenues during the remainder of 2018, as they did during the quarter ended March 31, 2018 and for the years ended December 31, 2017, 2016 and 2015. While the Company is seeking to reduce the expense imbalance by increasing revenue with new business growth and reducing expenses, there can be no assurances that we will correct this expense imbalance in 2018 or beyond.

Other Income (Loss)

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Net gain (loss) on investments in affiliates	$(586)	$75	$(661)	-881%
Other income (expense)	104	(16)	120	-750%
Net gains (losses) on Consolidated Funds’ investments	2,130	1,107	1,023	92%
Net gain (loss) on beneficial interest of collateralized financing entity	—	589	(589)	-100%
Total Other Income (Loss)	$1,648	$1,755	$(107)	-6%

Total other income (loss) decreased by $0.1 million primarily due to:

•	A $0.7 million decrease in net gain on investments in affiliates primarily attributable to losses of $0.6 million relating to the two ZAIS Managed Entities in which ZAIS Group had made investments that carried first loss risk.

•	A $0.6 million decrease in net gain on beneficial interest of collateralized financing entity which relates to Zephyr A-6’s investment in ZAIS CLO 5. ZAIS CLO 5 was a Consolidated Fund for the period from October 26, 2016 through August 10, 2017, the date which ZAIS CLO 5 was deconsolidated due to the sale of all of its beneficial interests in ZAIS CLO 5.

•	A $1.0 million increase in net gain on Consolidated Funds’ investments primarily driven by the net realized and unrealized gains / losses from Zephyr A-6’s investments in ZAIS CLOs during the warehouse period and unconsolidated ZAIS CLOs.

Income Taxes

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Income tax (benefit) expense	$4	$5	$(1)	-20%

There was an immaterial change in income tax (benefit) expense for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The amounts reported in both years relate to our London subsidiary.

As of each reporting date, we consider new evidence, both positive and negative, that could affect our view of the future realization of deferred tax assets. As of March 31, 2018, we had determined that our current business forecasts do not support the realization of net deferred tax assets recorded. We recorded a book loss for the three months ended March 31, 2018, excluding income attributable to Consolidated Funds, and it is anticipated that expenses will continue to exceed revenues for the remainder of 2018. Although we intend to pursue various initiatives with potential to alter the operating loss trend including closing the going private transaction, there is no specific plan that has been implemented at this point in time that will alter the negative earnings trend. Accordingly, we continue to believe that it is not more likely than not that the deferred tax assets will be realized, and we have continued to maintain the full valuation allowance against the deferred tax assets as of March 31, 2018.

On December 22, 2017, new tax reform legislation became effective for January 1, 2018. The new legislation , among other things, reduced the corporate tax rate from a graduated set of rates with a maximum 35 percent tax rate to a flat 21 percent tax rate, also made changes to the net operating loss (NOL) utilization rules.

Under U.S. GAAP, changes in tax rates and tax law are accounted for in the period of enactment and the enactment date for U.S. GAAP is the date a new bill is signed into law. Deferred tax assets and liabilities are measured at the enacted tax rate expected to apply when temporary differences are to be realized or settled. Thus, at the date of enactment of the new tax reform legislation, ZAIS had to re-measure its deferred tax balances based upon the new 21% tax rate and re-assess its valuation allowance due to tax reform to continuing operations in the tax provision.

We have recorded a change in the valuation allowance of approximately $0.7 million and $(0.3) million in our Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and March 31, 2017, respectively, in connection with the net operating losses and other temporary differences related to our allocable share of the consolidated results of operations for these periods.

We intend to maintain a full valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

See Note 9, “Income Taxes” to our condensed consolidated financial statements for further information regarding the items affecting our effective income tax.

As of and for the three months ended March 31, 2018 and March 31, 2017, we were not required to establish a liability for uncertain tax positions.

Foreign currency translation adjustment

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Foreign currency translation adjustment	$9	$30	$(21)	-70%

Changes in the foreign currency translation adjustment are due to fluctuations in the exchange rates prevailing at the end of each reporting period that we use to translate the assets and liabilities of our London subsidiary.

Net Income (Loss) Allocated to Non-controlling Interests

The following table presents the components of the net income (loss) allocated to non-controlling interests in Consolidated Funds and to non-controlling interests in ZGP:

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
Non-controlling interests in Consolidated Funds	$2,767	$810	$1,957	242%

Non-controlling interests in ZAIS Group Parent, LLC	$(1,816)	$(2,083)	$267	13%

•	The $2.0 million increase in the net income allocated to non-controlling interests in Consolidated Funds was primarily related to an increase in income and net gains allocated to investors that do not have the right to redeem their interests from Zephyr A-6, a Consolidated Fund. Zephyr A-6’s net income for the three months ended March 31, 2018 and March 31, 2017 was approximately $3.2 million and $1.7 million, respectively, which was driven by the performance of Zephyr A-6’s investments in ZAIS CLOs during the warehouse period and unconsolidated ZAIS CLOs.

•	The $0.3 million decrease in the net loss allocated to non-controlling interests in ZAIS Group Parent, LLC was primarily related to the period-over-period decrease in our net loss.

Net Income (Loss) Allocated to ZAIS Group Holdings, Inc. Stockholders’ Equity

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(Dollars in thousands)
ZAIS Group Holdings, Inc. Stockholders’ Equity	$(3,777)	$(4,162)	385	9%

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

Reconciliations of Non-U.S. GAAP Financial Measures

The following table presents the reconciliations of our consolidated U.S. GAAP net income (loss) to our (i) non-U.S. GAAP financial measure of net income (loss) (excluding Consolidated Funds of ZAIS Group) and (ii) non-U.S. GAAP financial measure of Adjusted EBITDA:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Consolidated net income (loss) (U.S. GAAP Net Income (Loss))	$(2,826)	$(5,435)
Add back: Elimination of Management fee income	—	—
Less: Income of Consolidated Funds	(1,013)	—
Less: Elimination of fee rebate expense	(530)	—
Add back: Elimination of Net gain on investments in affiliates	426	843
Add back: Expenses of Consolidated Funds	480	43
Less: Net gain on Consolidated Funds’ investments	(2,130)	(1,107)
(Less)/Add back: Net (gain) loss on beneficial interest of consolidated collateralized financing entity	—	(589)
Net income (loss) (excluding Consolidated Funds of ZAIS Group) – Non-U.S. GAAP	(5,593)	(6,245)

Add back (less): Tax expense (benefit)	4	5
Add back: Compensation attributable to equity compensation	71	1,112
Add back: Severance costs	202	72
Add back: Depreciation and amortization	16	40
Adjusted EBITDA – Non-U.S. GAAP	$(5,300)	$(5,016)

Performance of ZAIS Group’s Funds

ZAIS Group currently manages various funds and managed accounts. The below table sets forth unaudited net performance returns for the month ended March 31, 2018 and year-to-date (“YTD”) and inception-to-date (“ITD”) through March 31, 2018 for the following funds.

Fund Name (1)	Net Asset Value as of March 31, 2018 (Dollars in thousands)	Net Return for the Month Ended March 31, 2018 (2)	Net YTD Return through March 31, 2018 (2)		Net ITD Return through March 31, 2018 (2)
ZAIS Opportunity Fund (3) (4) (6)	$418,484,820	-0.36%	1.24%		488.22%
ZAIS INARI Fund	$468,214,349	0.01%	2.04	%(5)	62.66%

(1)	The performance data in the tables above reflect unaudited net returns as of the close of business on the last day of the relevant period. These net returns reflect performance after taking into account management fees, expenses, and incentive fees/allocations, as applicable. Results reflect the reinvestments of dividends, interest and earnings. Past performance is not a guarantee, prediction or indicator of future returns and no representation is made that any investor will or is likely to achieve results comparable to those shown or will make any profit or will be able to avoid incurring substantial losses. An individual investor's return may vary based on timing of capital transactions, differences in fund expenses and lower or no management fees and incentive fees/allocations.

(2)	The month end, YTD and ITD net returns represent unaudited actual returns as of the date hereof, for performance of the above referenced funds through the date indicated. The YTD and ITD net returns represent the cumulative effect of compounding the monthly returns for the relevant time period.

(3)	The month end, YTD and ITD net returns reflect an investment in the Domestic Feeder Series A Interests that are subject to advisory fees and incentive allocation. Returns would differ for an investment in Domestic Feeder Series B and ZAIS Opportunity Fund, Ltd. (“Offshore Feeder”) Series A and Series B. Effective April 1, 2012, management fee rates were reduced from 1.50% to 1.25% for Series A and from 1.00% to 0.75% for Series B. Effective January 1, 2013, incentive fees or allocation rates were reduced from 25% to 20% for Series A and from 20% to 15% for Series B. The Domestic Feeder’s returns for January 2009 and February 2011 have been adjusted to account for an increase of capital resulting from redemption penalties retained in the fund for the benefit of the remaining investors. Due to this adjustment, inception-to-date U.S. GAAP returns for years after 2008 would be lower than the adjusted returns presented.

(4)	The net asset value includes the net assets of the Domestic Feeder and Offshore Feeder.

(5)	Actual Net YTD return is based on a calendar year end, although this fund operates on a September 30th fiscal year end.

(6)	In order to finance a portion of the purchase of the Company’s Class A Common Stock pursuant to the Share Purchase Agreement, (i) Mr. Zugel and various trusts for which relatives of Mr. Zugel are the beneficiaries withdrew approximately $4.3 million of interests from the Domestic Feeder on March 31, 2018 and (ii) Sonia Zugel, Mr. Zugel’s spouse, has indicated an intention to withdraw approximately $1.7 million of interests from the Domestic Feeder effective September 30, 2018. The Net Asset Value presented has not been reduced for Sonia Zugel’s withdrawal request.

Liquidity and Capital Resources

Historical Liquidity and Capital Resources

We have managed our historical liquidity and capital requirements by focusing on cash flows before giving effect to consolidating the Consolidated Funds. Our primary cash flow activities on an unconsolidated basis include: (1) generating cash flow from operations, which largely includes management fee income and incentive income, offset by operating expenses; (2) realizations generated from investments in ZAIS Managed Entities; (3) funding capital commitments that ZAIS Group has made to certain ZAIS Managed Entities; and (4) making distributions to its members. At March 31, 2018 and December 31, 2017, our cash and cash equivalents were $30.9 million and $41.6 million, respectively.

Our material sources of cash from operations include: (1) management fee income, which is collected monthly or quarterly; (2) incentive income, which can be less predictable as to amount and timing; and (3) distributions from investments in certain ZAIS Managed Entities. We primarily use cash flow from operations to pay compensation and benefits, general, administrative and other expenses and foreign taxes. Our cash flows are also used to fund investments in certain ZAIS Managed Entities, property and equipment and other capital items. For the three months ended March 31, 2018 and March 31, 2017 the Company’s stand-alone (excluding the activities of the Consolidated Funds) net cash used in operations was $7.1 million and $5.1 million, respectively. The sources of operating cash flow were insufficient to cover operating expenses, and the excess working capital needs were funded by operating cash balances and the proceeds of the Business Combination. If cash flow from operations continues to be insufficient to fund operating expenses or such investments, we will continue to fund our business requirements with the proceeds from the Business Combination. We expect to continue to draw from operating cash balances and the proceeds from the Business Combination to fund our operations and working capital for the foreseeable future.

The condensed consolidated financial statements for the three months ended March 31, 2018 and March 31, 2017 reflect the cash flows of our operating businesses and the Consolidated Funds required to be consolidated under ASU 2015-02. The assets of our Consolidated Funds have an effect on our reported cash flows. The primary cash flow activities of the Consolidated Funds vary depending on the activities of the Consolidated Funds. These activities may include: (1) raising capital from third party investors, which is reflected as non-controlling interests in the Consolidated Funds; (2) purchasing and selling investments; (3) generating cash through the realization of certain investments; and (4) distributing cash to investors or note holders. The Consolidated Funds, except for consolidated CLOs, are treated as investment companies under U.S. GAAP; therefore, the character and classification of all Consolidated Fund transactions are presented as operating cash flows. At March 31, 2018 and December 31, 2017, there were no consolidated CLOs.

On the Restructuring Date, ZAIS Group and the non-ZAIS partner in Zephyr A-6 entered into an Agreement of Purchase and Sale whereby the non-ZAIS partner purchased a portion of ZAIS Group’s interest in Zephyr A-6, including a portion of its unfunded capital commitments. The total purchase price was approximately $25.0 million based on the net asset value of Zephyr A-6 as of the Restructuring Date. In connection with the restructuring of Zephyr A-6, the limited partners of Zephyr A-6 also amended the limited partnership agreement which, among other items, amended ZAIS Group’s total capital commitment to Zephyr A-6 which is now $20.0 million (down from $51.0 million).

During the period from January 1, 2018 through May 10, 2018, Zephyr A-6 received capital contributions from ZAIS Group and the Non-Controlling Interest in Zephyr A-6 as follows:

	ZAIS Group	Non- Controlling Interest	Total
	(Dollars in thousands)

Unfunded capital commitments as of December 31, 2017	$11,714	$76,135	$87,849

Capital contributions	2,667	17,333	20,000

Unfunded capital commitments as of March 31, 2018	$9,047	$58,802	$67,849

In February 2017, ZAIS Group made a $5.0 million commitment to a ZAIS Managed Entity, which focuses on investing in non-ZAIS managed CLOs, none of which has been called as of May 10, 2018.

As of March 31, 2018, approximately $21.0 million of the proceeds of the Business Combination had been deployed to expand existing product lines. This amount includes $10.9 million of capital contributed to Zephyr A-6 (as adjusted based on the terms of the restructuring discussed in the preceding paragraph), a limited partnership majority-owned by ZAIS Group until October 12, 2017 that was formed to invest in ZAIS CLOs in compliance with the risk retention requirements of the Dodd-Frank Act and two $5.0 million equity investments in the first-loss equity tranche of two separate ZAIS Managed Entities focused on investing in high-yield bonds. On March 12, 2018, we sent notice to terminate the management contracts effective March 16, 2018 for the two ZAIS Managed Entities in which we had made investments that carried first loss risk. In connection with the termination of these management contracts, we also requested a complete withdrawal of our investment amounts by March 30, 2018. In April 2018, we received proceeds in the aggregate amount of approximately $9.1 million. We expect to receive the remaining proceeds of approximately $0.2 million by May 31, 2018. In connection with the termination of management contracts for these two ZAIS Managed Entities, our assets under management decreased by approximately $0.109 billion (based on a December 31, 2017 value date).

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

Cash Flows

The significant amounts of cash flows from our condensed consolidated financial statements, which include the effects of the Consolidated Funds in accordance with U.S. GAAP, are summarized below. Negative amounts represent a net outflow, or use of cash.

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Statements of cash flows data:
Net cash provided by (used in) operating activities	$(6,286)	$(34,894)
Net cash provided by (used in) investing activities	(982)	—
Net cash provided by (used in) financing activities	17,333	3,816
Change in cash and cash equivalents denominated in foreign currency	9	30
Net increase (decrease) in cash and cash equivalents	$10,074	$(31,048)

Operating Activities

Net cash provided by (used in) operating activities is primarily driven by ZAIS Group’s earnings in the respective periods after adjusting for any non-cash items. Cash used by the Consolidated Funds to purchase investments and the proceeds received from the sale of such investments are also reflected in our operating activities.

Our net cash used in operating activities for the three months ended March 31, 2018 was approximately $6.3 million, compared to net cash used in operating activities of approximately $34.9 million for the three months ended March 31, 2017. The decrease in cash flow used in operating activities of approximately $28.6 million was primarily due to the following:

•	A net decrease in cash used in the activities of the Consolidated Funds of approximately $30.6 million.

•	An increase in cash received for management fee income of approximately $1.7 million which was primarily driven by the increase in the number of CLOs managed by ZAIS in 2018 and fees earned from a ZAIS CLO beginning in June 2017 which previously had its fees waived because all of the subordinated notes were collectively owned by ZAIS Managed Entities.

•	A decrease in cash received for incentive income of approximately $1.5 million which was primarily driven by a decrease in the amount of incentive income crystalized from ZAIS Opportunity Fund in December 2016 and December 2017 which was collected in the first quarter of 2018 and first quarter of 2017, respectively.

•	A net increase in cash paid for compensation expense of approximately $1.1 million primarily due to an increase in cash paid for incentive compensation.

•	An increase in cash paid for general, administrative and other expenses of $1.1 million due to a decrease in certain expenses.

 Investing Activities

Our net cash used in investing activities was approximately $1.0 million for the three months ended March 31, 2018. This amount relates to the costs incurred for leasehold improvements relating to the lease for new office space in Holmdel, New Jersey.

We did not have any cash flows from investing activities for the three months ended March 31, 2017.

Financing Activities

Our net cash provided by financing activities was approximately $17.3 million for the three months ended March 31, 2018. This amount relates to contributions from non-controlling interests in Consolidated Funds.

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

Future Sources and Uses of Liquidity

Our current sources of liquidity are (1) cash on hand, including a portion of the net proceeds from the Business Combination; (2) cash flows from operations, including management fee income and incentive income; and (3) realizations on our investments in ZAIS Managed Entities. ZAIS believes that these sources of liquidity will be sufficient to fund our working capital requirements and to meet our commitments. Our primary liquidity needs will be comprised of cash to (1) fund our operations; (2) provide capital to facilitate the growth of ZAIS Group’s existing investment advisory and asset management business; (3) fund ZAIS Group’s commitments to existing ZAIS Managed Entities; (4) fund ZAIS Group’s potential commitments to new ZAIS Managed Entities; (5) provide capital to facilitate our expansion into businesses that are complimentary to ZAIS Group’s existing investment management business; and (6) pay income taxes.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2018 or December 31, 2017.

Critical Accounting Policies and Estimates

Critical accounting policies are those that require us to make significant judgments, estimates or assumptions that affect amounts reported in our condensed consolidated financial statements or the notes thereto. We base our judgments, estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable and prudent. Actual results may differ materially from these estimates. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Form 10-Q for a description of our accounting policies.

A summary of what we believe to be our critical accounting policies and estimates are as follows:

Fair Value Measurements

The valuation of investments held by the non-CLO ZAIS Managed Entities includes critical estimates made by management which impacts the Company’s results. The valuation of investments held by the non-CLO ZAIS Managed Entities has a significant impact on our results, as our management fee income and incentive income are generally impacted by on the fair value of these investments. Additionally, the investments and related notes payable, if applicable, of the Consolidated Funds are also carried at their fair values in our condensed consolidated financial statements and are subject to our valuation process.

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

Upon completion of our analysis, we then determine whether or not the Company is the primary beneficiary of a VIE or have a controlling financial interest in a VOE and, if so, consolidate the entity in the Company’s financial statements.

Each subsequent reporting period, we reassess our conclusions from the previous reporting period based on capital transactions, modifications to legal agreements and other factors.

Recent Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements included in this Form 10-Q for a description of recent accounting pronouncements and their impact on the Company.

 Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive and financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2018, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II − OTHER INFORMATION

Item 1. Legal Proceedings.

On March 6, 2017, a complaint was filed in the Supreme Court of the State of New York, County of New York, entitled Parsifal Partners B, LP against Christian Zugel, Michael Szymanski, R. Bruce Cameron (a former Chairman and Chief Executive Officer of HF2 and former director of the Company), ZAIS Group Holdings, Inc. and Berkshire Capital Securities LLC. The complaint contains claims alleging breaches of fiduciary duties and contract, tortious interference, fraudulent concealment and unjust enrichment. The plaintiff’s allegations include that, in connection with the Business Combination, the defendants unlawfully decreased the plaintiff’s equity interest in the Company and unlawfully restricted the alienation of plaintiff’s remaining equity interest in the Company. The complaint seeks damages of not less than $4.2 million, plus interest, and punitive damages. On April 10, 2017, the Company and Messrs. Zugel and Szymanski moved to dismiss the claims asserted against them.  On April 21, 2017, R. Bruce Cameron and Berkshire Capital Securities LLC moved to dismiss the claims asserted against them.  Briefing on both motions to dismiss was completed on June 19, 2017, and the parties are awaiting a ruling. On October 24, 2017, the court granted a motion to stay discovery pending a ruling on the defendants’ motions to dismiss. The court has scheduled a preliminary conference on June 7, 2018. The Company believes that the allegations in the complaint against the Company and Messrs. Zugel and Szymanski are completely without merit and intends to defend this case vigorously.

On March 22, 2018, a purported class action lawsuit, captioned Kunkel v. ZAIS Group Holdings, Inc., et al. Civil Action No. 2:18-cv-04018 (the “Kunkel Lawsuit”), was filed in the United States District Court for the District of New Jersey on behalf of the Company’s stockholders (other than the defendants and their affiliates) against the Company, Mr. Zugel, and the other members of the Company’s Board. The complaint in the Kunkel Lawsuit alleges that the Company’s preliminary proxy statement contains false and misleading statements and/or omits material information in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiff in the Kunkel Lawsuit seeks, among other things, an injunction prohibiting the consummation of the Merger, rescission if the Merger has already been consummated, and an award of attorneys’ fees and expenses. A preliminary injunction could delay or jeopardize the completion of the Merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the Merger. The Company believes the claims asserted in the Kunkel Lawsuit are without merit and intends to defend the case vigorously. In addition, on March 30, 2018, the Company amended its preliminary proxy statement.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 19, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no identified material changes in the risk factors in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

The Company established April 2, 2018 as the record date for stockholders entitled to vote at its 2017 Annual Meeting of Stockholders, which has been scheduled for May 17, 2018. Stockholders of record at the close of business on April 2, 2018 may vote at the Annual Meeting. At the Annual Meeting, stockholders will be asked to consider and vote upon a proposal to adopt the Merger Agreement. Stockholders will also be asked to elect the Company’s Board of Directors, approve the adjournment of the Annual Meeting, if necessary, to solicit additional proxies if there are insufficient votes at the time of the Annual Meeting to approve adoption of the Merger Agreement, and vote on any other matter properly brought before the Annual Meeting or any adjournments or postponements of the Annual Meeting.

Item 6. Exhibits

Exhibit Number	Description of Document
2.1**	Agreement and Plan of Merger, dated as of January 11, 2018, by and among the Company, Z Acquisition LLC and ZGH Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 12, 2018).
10.1*	Consulting Agreement, dated January 4, 2018, between the Company and Michael Szymanski.
10.2*	Release Agreement, dated January 4, 2018, between ZAIS Group, LLC and Michael Szymanski.
10.3*	Offer Letter, dated January 4, 2018, between ZAIS Group, LLC and Daniel Curry
10.4	Stockholder Voting and Support Agreement, dated as of January 11, 2018, by and among ZAIS Group Holdings, Inc., Z Acquisition LLC, Christian Zugel, Sonia Zugel, Zugel Family Trust, and Family Trust U/A Christian M. Zugel 2005 GRAT (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 12, 2018).

10.5	Stockholder Voting and Support Agreement, dated as of January 11, 2018, by and among ZAIS Group Holdings, Inc. and Ramguard LLC, NAR Special Global, LLC, and, for limited purposes, Neil Ramsey (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 12, 2018).
10.6	Letter Agreement, dated as of January 11, 2018, executed by Daniel Curry (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 12, 2018).
10.7	Investment Agreement, dated as of January 11, 2018, by and among ZAIS Group Parent, LLC, Z Acquisition LLC and, for limited purposes, Christian Zugel (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-35848), filed with the SEC on January 12, 2018).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.
**	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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
Date: May 10, 2018

